Form 10-K
period 1993-09-30
COMMONWEALTH EQUITY TRUST
filed 1994-07-25
CIK 314485

July 21, 1994



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
     For the fiscal year ended              SEPTEMBER 30, 1993
                               -------------------------------------------------
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 [No Fee Required]
     For the transition period from
                                    --------------------------------------------
Commission File number 0-9097



                           COMMONWEALTH EQUITY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified on its Charter)

                       CALIFORNIA                    94-2255677
             -------------------------------      ----------------
             (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)      Identification No.)

       705 UNIVERSITY AVENUE SACRAMENTO, CALIFORNIA         95825
       --------------------------------------------       ----------
           (Address of principal executive office)        (Zip Code)

Registrant's telephone number, including area code   (916) 929-8244
                                                     --------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  None



          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

          Title of Each Class
          -------------------
          Common Shares of Beneficial Interest
          $1.00 par value ("Common Shares")


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes      No  X
                                                                    ---     ---
                                                      Sequential Page:  01 of 78

July 21, 1994

                                              Exhibit Index:  Sequential page 70

         Indicate by check mark whether if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                           [ X ]


                                  MARKET VALUE

         There is no active trading market for Common Shares.



                               OUTSTANDING SHARES

         As of June 30, 1994, there were 25,093,000 outstanding Common Shares.



                      DOCUMENTS INCORPORATED BY REFERENCE

   None.

July 21, 1994



COMMONWEALTH EQUITY TRUST





PART I

                                                                  PAGE
Item 1.  Business                                                   1
Item 2.  Properties                                                 7
Item 3.  Legal Proceedings                                          9
Item 4.  Submission of Matters to a Vote of
             Security Holders                                      10



PART II


Item 5.  Market for Registrant's Common Equity and Related
            Security Holder Matters                                11
Item 6.  Selected Financial Data                                   12
Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations          13
Item 8.  Financial Statements and Supplementary Data               17
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                    17


PART III


Item 10.  Directors and Executive Officers of the Registrant       49
Item 11.  Executive Compensation                                   51
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                  52
Item 13.  Certain Relationships and Related Transactions           52




PART IV


Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                53





                                       i.

July 21, 1994

                                    PART I


ITEM 1.  BUSINESS

(A)  GENERAL

        Commonwealth Equity Trust ("Trust") was formed as a real estate investment trust ("REIT") on July 31, 1973 for the primary purpose of acquiring, owning and financing real property and mortgage investments. The Trust provides investors with the opportunity to own, through transferable shares, an interest in diversified real estate investments. The Trust invested primarily in income-producing real property (as opposed to property investments acquired primarily for possible capital gain) and in loans secured by mortgages on real property in accordance with investment objectives and policies. Most of the investments in mortgage loans were in connection with the disposition of The Trust's real properties. In addition, the Trust also acquired unimproved real property with little current income for the propose of constructing buildings or other improvements thereon or for capital appreciation.

        Through these investments, The Trust has provided investors with the opportunity to participate in a portfolio of professionally managed real estate assets in much the same way that a mutual fund affords investors an opportunity to invest in a professionally managed portfolio of stocks, bonds and other securities. A REIT is not, however, a mutual fund, and is not subject to the same regulations as a mutual fund.

        In 1977, the Trust elected to be and was taxed as a REIT through the year ended September 30, 1992. Under the Internal Revenue Code, a qualified REIT is relieved, in part, of federal income taxes on ordinary income and capital gains distributed to shareholders. State tax benefits may also accrue to a qualified REIT. The Trust maintained a general policy of distributing cash to its shareholders that approximated taxable income plus noncash charges such as depreciated and amortization. As a result, distributions to shareholders often exceeded cumulative net income.

        During the year ended September 30, 1993, the Trust did not qualify to be taxed as a REIT. The termination of its REIT status will be effective as of the beginning of that fiscal year. Furthermore, the circumstances of that termination were such that it is unlikely that the Trust will be eligible to re-elect to be taxed as a REIT prior to its taxable year ending September 30, 1998.

July 21, 1994

         The Trust operates pursuant to a Declaration of Trust which sets forth the powers of the Board of Trustees with regard to management and investment activities of the Trust. The Declaration of Trust gives the Board of Trustees the power to borrow money on the Trust's behalf; to make loans to other persons; to invest in the securities of other issuers under certain circumstances; to make investments in property; to purchase outstanding shares of the Trust for such consideration as they deem advisable; to issue an annual report to shareholders; to issue debt securities; to allocate investments between direct and indirect ownership; and to exercise other powers in connection with the Trust's operation. Pursuant to the Declaration of Trust, the Trustees make decisions regarding the Trust's investment and sales activities without the prior approval of shareholders.

CURRENT DEVELOPMENTS

         CHAPTER 11 PROCEEDINGS. On August 2, 1993, the Trust filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The bankruptcy case is currently pending in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division and is entitled In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of the Trust's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group for which Pacific Mutual Life Insurance Company ("Pacific Mutual Lenders") acted as agent.

         The Trust was unable to meet payment dates on the Pacific Mutual Lenders' restructured debt. The Pacific Mutual Lenders noticed the Trust's default, but attempted to negotiate a further restructuring and resolve claims by the Trust against the Pacific Mutual Lenders. Finally, on August 2, 1993, the Trust filed its petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code.

         In September 1993 the United States Trustee ("UST") appointed an Official Committee of Holders of Equity Interests ("Equity Holders Committee") and an Official Committee of Creditors Holding Unsecured Claims ("Creditors Committee"). Both the Equity Holders Committee and the Creditors Committee have undertaken significant involvement in many aspects of the Chapter 11 case, including evaluation of the Trust's business operations and of reorganization alternatives.

         On March 30, 1994, the Trust filed with the Court a Plan of Reorganization and Disclosure Statement. Thereafter, there were a number of further discussions and negotiations between the Trust and the Pacific Mutual Lenders regarding settlement. On May 13, 1994, the Trust, together with the Equity Holders' Committee and the Pacific Mutual Lenders (collectively, together with the Trust, the "Plan Proponents") filed with the Court a First Amended Plan of Reorganization and a Disclosure Statement with respect thereto.

July 21, 1994

        On June 3, 1994, the Plan Proponents filed with the Court a Second Amended Plan of Reorganization and a Disclosure Statement with respect thereto. On June 9, 1994, the Plan Proponents and the Creditors Committee as an additional proponent filed with the Court a Third Amended Plan and related Disclosure Statement. The Third Amended Plan provided for, inter alia: (a) the restructuring of virtually all of the Trust's secured and unsecured debt; (b) the reduction in the number of Common Shares held by current shareholders from approximately 25,100,000 shares to approximately 2,450,000 shares (effectively, a reverse stock split); and the issuance of approximately 2,550,000 new Common Shares, as well as a new class of Preferred Shares, of the Trust to the Pacific Mutual Lenders. After the restructuring, the Pacific Mutual Lenders will own a majority of the new Common Shares.

        The Disclosure Statement was approved by the Court after a hearing on June 8 and 9, 1994. The Disclosure Statement was mailed to the Trust's creditors and equity security holders on or about June 21, 1994, with ballots to be returned by July 18, 1994. A hearing to confirm the Plan is tentatively scheduled from July 27 through August 8, 1994.

        EFFECT OF ECONOMIC DOWNTURN ON DISPOSITIONS. Overall recessionary factors and depressed conditions in the real estate industry, which result in part from the contraction of available financing to the commercial real estate industry, have restricted the Trust's ability to generate liquidity through the sale of its properties because potential buyers have been unable to obtain the necessary financing to consummate transactions.

        VALUATION LOSSES. The Trust recorded $53,089,000 in 1993 as an allowance for possible investment losses. The valuation loss provision was recorded based on appraisals and management's estimate of net realizable values of certain real properties owned by the Trust, notes receivable secured by real properties and Partnership interests, and after consideration of various market factors adversely affecting real estate at the present time, particularly the lack of credit available to purchasers of commercial real estate and overbuilt commercial real estate markets. Gain or loss will be recorded in the future to the extent that amounts realized from sale of these properties differ from the appraised or estimated net realizable values. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Since its inception in 1973, the Trust has sought to acquire a diversified portfolio of income producing real property and mortgage investments (as opposed to investment acquired primarily for possible capital gain), primarily in California. The Trust does not intend to actively invest additional significant amounts at the present time. It is anticipated that the terms of the new notes to be issued to the Pacific Mutual Lenders will severely limit the Trust's ability to make acquisitions. However, the Trust will continue to make investment to the extent necessary to preserve or to develop existing assets, including acquisitions and dispositions to provide additional diversity, flexibility and liquidity to the portfolio. To the extent that the Trust continues to invest, the Declaration of Trust grants broad discretion to the Trustees to allocate the Trust's assets without prior approval of shareholders between real property (both improved and unimproved) and mortgage loans and between direct and indirect ownership interest.

July 21, 1994

         During the last three fiscal years, the following sources have contributed to the Trust's total income:

   Percent of Total                                               Fiscal Years Ended September 30,
   ----------------                                          -----------------------------------------
   Income From                                                 1993             1992             1991
   -----------                                                 ----             ----             ----
   Rental income                                             125.9 %            86.2%            88.5%
   Interest income                                            10.5 %            12.1%            10.9%
   Gains (losses) from foreclosure
      or sale of rental properties
      and partnership interests                              (36.4)%             1.7%             0.6%


         The Declaration of Trust permits the Trust to leverage its investments, that is, the Trust may finance or refinance its properties by borrowings. The level of leverage of the Trust at September 30, 1993, which level will likely change as a result of the Chapter 11 Case, is 1 to 1.

         The Trust generally has made significant cash investments in any properties it acquires. Historically, the Trust has invested primarily in properties which show income in excess of expenses. During the last several years, the ability of the Trust's properties to produce positive cash flow has been negatively impacted by the current economic downturn.

         The real estate market is highly competitive. Although the Trust is not currently competing for investment opportunities, the pool of available financing for real estate investments has diminished and the Trust competes for such financing with an indeterminate number of individuals, both foreign and domestic, including other REITs, life insurance companies, pension funds, trust funds and private sources of investment capital.


(C)  SELECTION, MANAGEMENT AND CUSTODY OF THE TRUST'S INVESTMENTS.

         The Declaration of Trust authorized the Trustees to seek advice from time to time on the values and suitability of prospective investments and dispositions.

         The Trust's management at the time of its bankruptcy filing was subject to considerable controversy and dispute. The Trust filed an application (the "B&B Employment Application") seeking authority to employ its prepetition advisor and property manager, B&B I and B&B II, respectively. The UST and the Pacific Mutual Lenders, among others, raised numerous questions regarding the employment and compensation of B&B I and B&B II in the Chapter 11 Case, which objections were scheduled for a hearing and cross-examination testimony. Following numerous and lengthy discussions with the UST, in particular, as well as other parties, regarding the Trust's post-petition operations and management, the Trust withdrew the B&B Employment Application.

         For two decades the Trust had no employees and managed and operated its properties through outside entities. Pursuant to a consensual agreement with the UST, the Trust won court approval of and implemented a sweeping change in its management structure. In October 1993, the Trust changed to a self-administration management structure. This involved:

July 21, 1994

         1. Hiring a number of employees of B&B I and B&B II who were knowledgeable regarding the Trust's properties, operations and financial affairs;

         2. Expanding the duties of Doris Alexis, chairperson of the Trust's Board of Trustees, including significantly enlarging her day to day responsibilities and involvement;

         3. Other management and administration changes, including changes in responsibilities; physical relocation of personnel, records and equipment; activation of new telephone numbers; computer system realignments; and construction of walls physically segregating remaining B&B I and B&B II personnel pending the relocation of B&B I and B&B II;

         4. Engaging in arranging and negotiating the relicensing of the Trust's hotel operations and the proposed terms of continued affiliation with national hotel franchisors who had previously dealt directly with B&B I and B&B II and related outside management companies; and

         5. Formulating and implementing plans for realignment of the Trust's property lease-up and property management functions, including parameters for use of in-house brokers and outside tenant brokers.


         NEW CEO. An additional change in the Trust management was implemented in March, 1994, when the Trust hired Frank A. Morrow, through his corporation FAMA Management, Inc. as chief executive officer pending Bankruptcy Court approval of a services and confidentiality agreement, which agreement was approved by the Court following a hearing held on March 31, 1994. Mr. Morrow was not previously affiliated with the Trust, but has a range of real estate and management experience, having served as Director of Real Estate for Stanford University, Senior Vice President/Regional Manager of Bedford Properties, Senior Vice President of Boise Cascade Urban Development Corporation and Assistant to the Chairman for Hawaiian Airlines, among other experience. As CEO, he will exercise "hands-on" oversight of business operations and advise the Board of Trustees. The term of the agreement is from March 8, 1994 through September 30, 1994, subject to the Trust's right to terminate upon thirty (30) days advance notice.

         NEW PROPERTY MANAGEMENT COMPANY. The Trust has searched for and obtained the services of a property management company to assist in the management of the Trust's commercial real estate portfolio. On June 15, 1994 the court approved the contract for services with United Property Services.


(D)  OTHER INFORMATION

         During its last three fiscal years, the Trust has been involved in only one industry segment: the acquisition, operation and holding for investment of income producing real properties, the making of loans secured by real property and improvements in connection with those activities. Revenues, net income and assets concerning this industry segment are set forth in the Trust's financial statements.

July 21, 1994

         The rules and regulations adopted by various agencies of federal, state or local government relating to environmental controls in the development and operation of real property may operate to reduce the number of available investment opportunities or may adversely affect existing properties. While the Trust does not believe that environmental controls have had a material impact on its activities to date, there can be no assurance that the Trust will not be adversely affected in the future.

         The Trust does not engage in research and development activities nor is it involved in any foreign operations. The Trust does not derive income from foreign sources.

ITEM 2:  PROPERTIES

The following table sets forth certain information relating to properties owned
by the Trust at September 30, 1993.    All of the properties are suitable for
the purpose for which they are designed and are being used.


                                                            Date of      Ownership    Square         Total
   Direct Equity Investments                              Acquisition    Percentage    Feet          Cost(1)     Encumbrances(2)
   -------------------------                              -----------    ----------   ------      ------------   ---------------
OFFICE BUILDINGS:
  Milpitas, Milpitas, California                              1/85          100%       42,913     $ 10,717,000         -
  Pacific Palisades, Pacific Palisades, California            4/86          100%       85,068       15,805,000      8,793,000
  Timberlake, Sacramento, California                         12/86          100%       22,023        2,313,000        546,000
  16th and K Streets, Sacramento, California                  8/87          100%       40,346        5,391,000         -
  3604 Fair Oaks Boulevard, Sacramento, California           12/86           75%       22,420        3,351,000      2,479,000
  425 University Avenue, Sacramento, California              11/85          100%       34,384        5,302,000      2,948,000
  Town Center Garden Office Park, Long Beach, California     12/87          100%       92,236       16,011,000         -
  11135 Trade Center Drive, Rancho Cordova, California        5/88          100%      143,220        5,810,000         -
  11167 Trade Center Drive, Rancho Cordova, California        5/88          100%       57,810        1,596,000         -
  Hurley Ethan Office Park I, Sacramento, California          4/88          100%       37,509        4,201,000      1,214,000
  System Integrators Buildings, Sacramento, California        5/88          100%       90,000        8,285,000      4,679,000
  Hurley Ethan Office Park II, Sacramento, California         6/88          100%       41,497        5,161,000      2,245,000
  Parkway Center, El Dorado Hills, California                 1/88          100%       45,396        1,526,000         -
  Redfield Commerce Center, Scottsdale, Arizona               5/88           78%       27,900        1,462,000         -
                                                                                                   -----------     ----------
Total office buildings                                                                              86,931,000     22,904,000
                                                                                                   -----------     ----------
COMMERCIAL BUILDINGS:
  One Sunrise Park, Rancho Cordova, California                8/83          100%       44,219        3,447,000         -
  Burbank Mini-Warehouse, Santa Rosa, California              4/85          100%       72,200        2,571,000         -
  Regency Plaza, Sacramento, California                       5/85          100%      142,150       14,298,000      8,864,000
  Villa Del Sol, Fullerton, California                        5/85          100%       35,111        4,088,000         -
  University Village, Sacramento, California                 12/86          100%       83,033       10,259,000      7,745,000
  TGIF Sunrise Hills, Citrus Heights, California              1/87          100%        8,500        1,884,000         -
  Fulton Square, Sacramento, California                       5/91           78%       35,493        3,536,000        340,000
  Totem Square, Kirkland, Washington                         11/90           47%      126,623        9,038,000      4,425,000
  Downtown Mini Storage, Sacramento, California               3/88          100%       44,825        2,005,000         -
  515 S. Fair Oaks Avenue, Pasadena, California               7/88           78%       83,000        5,745,000         -
  Imperial Canyon, Anaheim, California                        7/88           78%       55,500        7,896,000      4,540,000
  Sunrise Hills, Citrus Heights, California                   1/89          100%       83,944        7,559,000      4,331,000
  Sierra Oaks, Roseville, California                          1/89          100%       60,064        8,617,000      4,971,000
  Mallory Service Building, Walnut Creek, California         10/88          100%       21,752        2,483,000         -
                                                                                                   -----------     ----------
Total commercial buildings                                                                          83,426,000     35,216,000
                                                                                                   -----------     ----------

                                                            Date of      Ownership      Square          Total
      Direct Equity Investments                           Acquisition    Percentage      Feet          Cost(1)      Encumbrances(2)
      -------------------------                           -----------    ----------    ---------     ------------   ---------------
LAND:
  Florin Perkins, Sacramento, California                      6/91          100%       3,457,181     $  6,228,000           -
  Parthenia, Northridge, California                           9/92          100%          75,000        2,025,000           -
                                                                                                     ------------       ----------
Total land                                                                                              8,253,000           -
                                                                                                     ------------       ----------
HOTELS:
  Redding Holiday Inn, Redding, California                    7/85          100%         111,310        7,203,000        1,577,000
  Chico Holiday Inn, Chico, California                        9/86          100%          87,000       10,937,000           -
  Sacramento Holiday Inn, Sacramento, California              9/86          100%         139,800       22,470,000           -
  Walnut Creek Holiday Inn, Walnut Creek, California          3/85          100%          78,470       13,819,000           -
  Casa Grande Motor Inn, Arroyo Grande, California            9/92           78%          64,200        6,149,000        3,121,000
  Howard Johnson's, Lake Ozark, Missouri                      2/88          100%          56,852        4,209,000        1,285,000
                                                                                                     ------------       ----------
Total hotels                                                                                           64,787,000        5,983,000
                                                                                                     ------------       ----------
                                                                                                     $243,397,000       64,103,000
                                                                                                     ============       ==========

(1) Total cost before any reduction for valuation allowance related to investments and accumulated depreciation.

(2) All of the above properties are pledged as collateral, subject to existing liens, for the restructured debt.

July 21, 1994



ITEM 3.  LEGAL PROCEEDINGS


         At the time its Chapter 11 petition was filed in August 1993, the Trust was party to a number of lawsuits. Most involved ordinary disputes common to the real property management business, and amounts immaterial to the Trust's overall financial condition. In addition, the Trust was party to the lawsuits described below.

         SHAREHOLDER B&B LITIGATION. In December, 1991, the Trust received notice of a pending action (the "Luebkeman Litigation") filed by a shareholder in the Superior Court of the State of California, County of Sacramento ("Sacramento Superior Court") and seeking to maintain (a) a class action on behalf of all shareholders, and (b) a derivative action on the Trust's behalf. The action named as defendants B&B II, the individual Trustees of the Trust, and Merrill Lynch Business, Brokerage and Valuation, Inc. The Trust was named as a nominal defendant. The action sought, among other things, a declaration that the Trust's management agreement with B&B II was invalid; imposition of a constructive trust on and recovery of $7,195,000 received by B&B II in December, 1989, in connection with the Second Amendment to the B&B Management Agreement; attorneys' fees, costs of suit; and other damages according to proof. The Trust appointed a committee of independent Trustees who are not defendants to engage counsel to represent the Trust's interests in the action.

         On April 30, 1992, the Sacramento Superior Court sustained the defendants' demurrer to the class action causes of action, but authorized the plaintiffs to proceed with the case as a derivative action. The Sacramento Superior Court also ruled that, in light of the terms of the Declaration of Trust, the Trustees would no be held liable to the Trust based upon simple negligence.

         On July 16, 1992, the Sacramento Superior Court sustained the defendants' demurrer to the derivative action, with leave to amend. This ruling was based on the plaintiffs' failure to make demand on the Trustees to take the action requested in the complaint or to allege with sufficient particularity the reasons why such a demand would be futile. The Sacramento Superior Court also stayed the action for all other purposes for 60 days, except to allow plaintiffs to amend their complaint.

         On March 30, 1993, the plaintiffs filed and served a second amended complaint, which names as additional defendants Joyce Berger and the law firm of Nossaman, Guthner, Knox and Elliott. Upon dissolution of the stay, the parties actively engaged in settlement negotiations. Prior to bankruptcy, settlement negotiations were progressing toward a payment to the Trust of over $1 million. Since the bankruptcy and the involvement of creditor constituencies, the parties have sought to broaden negotiations to encompass a global settlement of disputes involving the B&B entities. If Lubekeman is not settled, the current plaintiffs' counsel will continue prosecution of the action on a contingency fee basis. Due to settlement negotiations, there has been little discovery and, therefore, the likelihood of success on the merits is uncertain.

July 21, 1994

         FORMER SHAREHOLDER LITIGATION. On April 27, 1993, the Trust received notice that it had been named as a defendant in a complaint filed in the United States District Court for the Eastern District of California (the "Aizuss Action"). The complaint was filed by about 130 former Commonwealth Equity Trust shareholders and named defendants the Trust, current and former Trustees, B&B II and its shareholders, and various current and former professional advisors and consultants to the Trust. The plaintiffs allege breach of fiduciary duty, violation of federal and state securities laws, violation of civil RICO, fraud, negligent misrepresentation, negligence and civil conspiracy. The non-Debtor defendants to this litigation filed a motion to dismiss the plaintiffs' complaint and a request for sanctions. The district court granted the motion, and assessed sanctions against the plaintiffs' attorneys. Subsequently, pursuant to a stipulation by and between the Trust and the plaintiffs, the action was dismissed without prejudice as to the Trust.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No annual meeting of the Trust's shareholders was held during 1993. No matters were put to a vote of the shareholders.

July 21, 1994



                                    PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS


         The Trust has one class of authorized and outstanding equity consisting of common shares of beneficial interest, par value $1.00 per share.

Historical Pricing of and Market for Shares

         From its inception through April 4, 1982, the Trust sold its shares at $10 per share regardless of the value of its investment portfolio. The equity interests in real estate owned by the Trust are carried on its financial statements at the lower of (a) cost less accumulated depreciation, or (b) net realizable value, rather than at current fair market values. Accordingly, any increase or decrease in portfolio value is reflected in the Trust's financial statements only upon the sale of a property or upon a determination by the Trust that the value of a property has been impaired by economic circumstances. Historically, the Trustees from time to time adjusted the offering price of the Trust's shares to reflect appreciation of the Trust's portfolio. The first such adjustment was made on April 4, 1982, when the price per share was raised to $11.50. On June 9, 1983, the Trustees revalued the Trust portfolio, raising the price per share to $12.00.

         There is no established market for the Trust's Shares. From July 1973 until July 5, 1989, the Trust engaged in a continuous intrastate offering of its securities pursuant to permits issued by the California Commissioner of Corporations. In May 1989, the Trust advised its shareholders that (a) the offering would terminate as of July 5, 1989 and (b) shareholders desiring to purchase or sell shares pursuant to the "crossing" arrangement described below would have to submit their purchase orders or shares prior to that date. Although the shares of the Trust are not traded on any exchange or on the NASDAQ System, several registered broker-dealers from time to time have matched orders to purchase and sell outstanding shares.

Status of Liquidation

         The Trust terminated the continuous offering and the crossing arrangement effective July 5, 1989. The Trust determined that it would arrange for the purchase at $10.80 per share ($12 per share less commissions) of all shares properly submitted to the designated crossing agent prior to the termination date. To the extent that account "liquidation" requests could not be matched with new purchase orders, the Board of Trustees authorized redemption of the shares by the Trust using proceeds from the sale of shares from January 1, 1989 to the termination date to fund the redemption. At June 30, 1994, 29,691 shares, had been tendered and not redeemed. Holders of these shares will receive the same treatment as all other shareholders under the Amended Plan of Reorganization.

July 21, 1994

Distributions

         Until recent years, it was the Trust's policy to declare quarterly distributions and to declare special distributions from time to time, usually to distribute gains realized on the sale or refinancing of Trust property. Because of the financial difficulties, the Trust made only one distribution during fiscal 1991 ($.20 per share on October 3, 1990) and no distributions during 1992 or 1993.

         It is not anticipated that any distributions will be made in the foreseable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         At June 30, 1994, there were 28,832 shareholders of record of the Trust.



ITEM 6.  SELECTED FINANCIAL DATA


                                                                       (Thousands Omitted)
                                           ---------------------------------------------------------------------------
                                             1993            1992             1991             1990             1989
                                           --------        --------         --------         --------         --------
Operating results:
   Revenues (1)                            $ 19,585        $ 31,925         $ 34,831         $ 39,020         $ 48,084
   Net (loss) income (2)                    (71,997)        (56,718)         (35,300)         (10,746)           5,417

Per Share of Beneficial Interest:
   Net (loss) income                       $  (2.87)       $  (2.26)        $  (1.40)        $   (.42)        $    .21
   Distributions                              None             None              .20              .83              .80

Financial Position:
   Total Assets                            $169,213        $280,010         $334,652         $369,951         $442,495
   Short term notes payable                     -               -                -             37,000           43,799
   Long-term obligations                    140,173         180,171          179,141(3)       134,842          151,315


(1) Included net (losses) gains from sales of rental properties, note receivable and partnership interests of $($7,130), $539, $203, $616, and $5,692 for the years 1993, 1992, 1991, 1990 and 1989, respectively.

(2)      Includes valuation losses of $53,089, $48,130, $28,298, $7,408 and
         $1,840 for 1993, 1992, 1991, 1990 and 1989, respectively.  See note 7 of the Notes to Consolidated Financial Statements for further discussion.

(3) Includes $29,000 of short-term notes payable to bank in 1991 which had been renegotiated in 1992 as secured long-term debt.

July 21, 1994




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CAPITAL RESOURCES AND LIQUIDITY. The Trust anticipates that its principal source of funds during 1994 will be operating income. Because the Trust will be under the protection of Chapter 11 during the year, the payment of certain liabilities has been stayed. It is a condition to confirmation of the Amended Plan, that the Trust obtain a working capital loan of approximately ten million dollars to meet capital needs in excess of available income. However, capital resources and the amount and timing of Trust liabilities cannot be finally determined until the status of the Amended Plan is finally determined.


RESULTS OF OPERATIONS

1993 vs. 1992

         Results of operations for 1993 were affected principally by the continuing downturn in the general economy, as reflected in the commercial real estate market, through California and Arizona and especially in Southern California.

         Approximately 74% of the year's net loss was effected by the total valuation loss of $53,089,000, as applied to the Trust's real properties, notes receivable and partnership interests. The provision for valuation loss reflects recent independent appraisals and managements's estimates of net realizable value on the Trust's real properties, notes receivable secured by real properties and partnership interests compared with book value. Factors considered include increased capitalization rates, decreased rental rates and decreased occupancy rates for many of the Trust's properties.

         The largest valuation losses recorded against real properties aggregated $25,183,000 on the following properties: Redding Park Holiday Inn (Redding, CA), Pacific Palisades Office Building (Pacific Palisades, CA), Sacramento Holiday Inn (Sacramento, CA), Chico Holiday Inn (Chico, CA), Town Center Garden Office Park (Long Beach, CA) Trade Center A (Rancho Cordova, CA), Florin Perkins land (Sacramento, CA), Parthenia land (Northridge, CA) and Casa Grande Motor Inn (Arroyo Grande, CA).

         The largest valuation loss recorded against notes receivable collateralized by real properties was $2,400,000 on a note secured by Southcoast Commerce (Fountain Valley, CA).

         Total valuation losses of $12,472,000 were recorded against the Trust's partnership interest in CR Properties and Placer Ranch Partners. CR Properties, which interest has been written down to zero, is a limited partner in Sacramento Renaissance, a limited partnership, which owns the Renaissance Tower office building (Sacramento, CA). The independent appraisal has determined that the value of the property does not exceed the related debts. Placer Ranch Partners' indirectly owned land has been written down to its value as agricultural land, as development of the property is not ascertained at this point.

         Gain or loss will be recorded in the future to the extent that amounts

July 21, 1994

realized from the sale of these assets differ from the appraised or estimated net realizable values. In the event economic conditions for real estate continue to decline, additional valuation losses will be recognized. Losses and gains are realized only on the sale of the underlying assets.

         From August 2, 1993 through September 30, 1993, the Trust operated as debtor-in-possession and incurred net reorganization expenses of $679,000. For the year total revenues (excluding reorganized revenue items, which equaled $27,000 or 0.1% of prior year's revenue) decreased by 14.9%. Rental revenues declined by $2,862,000 (10.4%), and interest income declined by $1,809,000 (46.7%).

         Total expenses (excluding reorganization expense items, which equaled $706,000 or 1.6% of prior year's expenses) decreased by $3,772,000 (8.7%) from 1992 to 1993.

         Loss on foreclosure or sale of investments totaled $7,130,000 and reflects net loss derived from the sale of Pavilions, 20 Bicentennial Drive, Denny's, Florin/Perkins, Dunlap, Northern, Park West, Sizzler, West Southern, Corona and six notes receivable and the foreclosure of Howe Avenue & Cottage Way, Arbor Plaza, Huntington and Hookston Square.

1992 vs. 1991

         Results of operations for 1992 were affected principally by the continuing downturn in the general economy, as reflected in the commercial real estate market, throughout California and Arizona and especially in Southern California.

         Although the net loss during the year was attributable in part to decreased revenues, as discussed below, the bulk of the net loss results from $48,130,000 in valuation losses relating to the Trust's real properties, notes receivable and partnership interests. The provision for valuation loss reflects recent independent appraisals and management's estimates of net realizable value on the Trust's real properties, notes receivable secured by real properties and partnership interests compared with book value. Factors considered include increased capitalization rates, decreased rental rates and decreased occupancy rates for many of the Trust's real properties. The most extreme valuation reserves were recorded against real properties and notes receivable collateralized by real properties located in Southern California and Arizona including Town Center, Villa Del Sol, Imperial Canyon and Southcoast Commerce Center, which together accounted for $14,138,000 of total valuation writedowns. Properties located in Sacramento were not immune from the continuing impact of the economy on commercial real estate. A provision from valuation loss of $4,957,000 was made against the Trust's investment in CR Properties (formerly CET/RJB), a limited partner in Sacramento Renaissance, owner of the Renaissance Towers property, reflecting substantial loans for tenant improvements and other leasing and marketing expenses made to Sacramento Renaissance by its general partner which must be repaid before returns are paid to the Trust. A valuation allowance of $1,910,000 was recorded as to the Florin Perkins lots reflecting the decrease in the value of raw land and reduced prospects for development over the medium term. Writedowns on thirteen additional properties located in the Sacramento area accounted for $7,592,000 of the allowance.

July 21, 1994

         In addition to valuation reserves, total revenues decreased $3,242,000 (9.4%) in 1992 as compared with 1991. While aggregate interest income remained relatively unchanged, rental revenues decreased $3,329,000 (10.8%) reflecting sale of four properties during 1992 and disposition of an additional property by voluntary foreclosure. In addition, the Trust experienced a substantial decrease in aggregate rental revenue of $708,000 at Imperial Canyon, Arbor Plaza and 515 S. Fair Oaks Avenue, all properties located in Southern California as a result of greater vacancy and lower lease renewal rates. The Trust's rental income relating to its hotel properties also reflected a $1,200,000 decrease as a result of partial closures and reduced occupancy during renovations required by the franchisor. Notwithstanding the foregoing, several Trust properties showed increased revenues during 1992 including Totem Square, with increased revenues of $300,000 and higher occupancy rates, the Fulton Square, a property acquired in 1991 which accounted for $375,000 in increased rental income.

         Total expenses increased by $828,000 (2%) from 1991 to 1992. While property management and depreciation and amortization expense decreased by $179,000 (10.4%) and $1,527,000 (15.2%), respectively, reflecting property dispositions during the year, general and administrative expenses showed an increase of $2,817,000 (90.4%). The increase resulted principally from (i) $1,000,000 in professional services (including lender legal fees, appraisal costs and accounting fees) related to restructuring of the Trust's debt with its Senior Lenders and (ii) $1,100,000 in legal fees and costs arising from the shareholder litigation described in Item 3 of this report and in fees incurred by the Trust in the restructuring of debt with the Senior Lenders. The increase in general and administrative expense also reflects fees for consultants to the Independent Trustees.

         Net gain on sale of rental properties totalling $539,000 reflects net gain derived from the sale of F Street Professional Building, 190 Otis, 1227 Chester Avenue and Fountain View Office Plaza.

1991 vs. 1990

         Results of operations in 1991 showed the impact of overall recessionary factors and highly competitive market conditions in many real estate markets.

         Rental revenue decreased $1,777,000 (5.5%) in 1991 as compared with 1990. Two-thirds of the decrease is attributable to property sales in 1990 and 1991. In addition, properties held by the Trust during both 1991 and 1990 generally showed lower revenues in 1991, accounting for one-third of the total decrease in rental revenues. Lower average note receivable balances in 1991 led to a decrease of $1,999,000 (34.6%) in interest revenue from the 1990 level. The lower balances were a result of collections, sale of participation interests and conversion of a note into a partnership interest. Overall, revenues decreased $3,776,000 (9.8%) in 1991 as compared with 1990.

         Expenses increased 1.6% in 1991 as compared with 1990. Decreases in property management and general and administrative expenses of $312,000 (15.4%) and $788,000 (20.2%), respectively, resulting from property sales were offset by increases in depreciation and amortization of $958,000 (10.5%) and in interest expense of $788,000 (4.7%). The increased depreciation and amortization reflects amortization for a full twelve month period in 1991 (as compared with a partial year in 1990) of the $7,195,000 paid to the Adviser in connection with the Second Amendment to Management Agreement, as discussed above. Increased interest expense reflects higher average note payable balances outstanding in 1991 as compared with 1990.

July 21, 1994

         Shareholder's equity was $138,559,000 at September 30, 1991 compared with $180,946,000 at September 30, 1990. The decrease from 1990 to 1991 was the result of the net loss incurred in 1991, the October 1990 distribution to shareholders and the Trust's repurchase in 1991 of shares submitted for redemption prior to termination of the Trust's offering on July 5, 1989.

         The bulk of the loss results from provision for valuation losses of $28,298,000 recorded in 1991. The provision reflects the Trust's estimation of the net realizable values of its real estate investments as compared with the book value of such investments. The valuation loss provision was recorded after consideration of various market factors adversely affecting real estate at the present time. particularly the lack of credit available to purchasers of commercial real estate and overbuilt and overinvested commercial real estate markets. Thus, $12,800,000 of the valuation losses arise from properties owned in the Phoenix metropolitan area, which has experienced a lengthy period of oversaturation of retail and office properties. An additional $14,800,000 of the valuation losses relate to hotel properties and reflect increased competition arising from a general overinvestment in the hotel industry by developers and banks during the latter part of the 1980's. Gain or loss will be recorded in the future to the extent that amounts realized from sale of these properties differ from the estimated net realizable values. Losses and gains are realized only on sale of the underlying real property.

         Net gain on sale of rental properties totalling $203,000 reflects net gain derived from the sale of 87 Scripps Drive, El Torito, National University and Vacation Special Apartments. The decrease in gain from 1990 reflects the continued slowdown in the commercial real estate market; current economic conditions have severely restricted credit availability to prospective buyers of Trust properties.

         IMPACT OF INFLATION. The effect of inflation on the Trust's operations and properties is varied. Revenues have not recently been affected by inflation as highly competitive market conditions have prevented increases in rental rates for most of the Trust's properties and, in some cases, have caused rental rates to decrease. Although operating expenses are impacted by inflation, inflation related increases in operating expenses have not been material during the past year.

July 21, 1994



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index                                                         Page
- - -----                                                         ----
Consolidated Financial Statements

    Independent Auditors' Reports                             19-21

    Consolidated Balance Sheets                                  22

    Consolidated Statements of Operations                        23

    Consolidated Statements of Changes in Shareholders'
    Equity                                                       24

    Consolidated Statements of Cash Flows                        25

    Notes to Consolidated Financial Statements                26-48

Schedule IX  -  Short-Term Borrowings                            56

Schedule X   -  Supplementary Income Statement Information       57

Schedule XI  -  Real Estate and Accumulated Depreciation      58-62

Schedule XII -  Mortgage Loans on Real Estate                 63-65



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         (a) As of November 3, 1993, KPMG Peat Marwick was terminated as the Trust's independent accountant. The Trust's financial statements for its fiscal year ended September 30, 1992 contained a report of KPMG Peat Marwick which included an explanatory paragraph regarding substantial doubt about the Trust's ability to continue as a going concern because of the Trust's recurring losses, non-compliance with certain loan covenants and significant loan repayments due in fiscal 1993 on its long term notes payable. Similarly, the Trust's financial statements for its fiscal year ended September 30, 1991 contained a report of KPMG Peat Marwick which included an explanatory paragraph regarding substantial doubt about the Trust's ability to continue as a going concern because of the Trust's recurring losses, non- compliance with certain loan covenants and significant loan repayments due in fiscal 1992 under its bank debt and debenture agreements.

         The Board of Trustees of the Trust decided to solicit bids from independent accountants, including KPMG Peat Marwick, for accounting services to be provided to the Trust. KPMG Peat Marwick submitted a bid but was not the winning bidder and thus has been terminated. The winning bidder was Coopers & Lybrand. The decision to change independent accountants was approved by the Board of Trustees.

         During the two most recent fiscal years preceding KPMG Peat Marwick's termination, there were no disagreements with KPMG Peat Marwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused it to make a reference to the subject

July 21, 1994

matter of the disagreement in connection with its report. Furthermore, there were no reportable events during the two most recent fiscal years preceding KPMG Peat Marwick's termination arising from KPMG Peat Marwick having advised the company (a) that the internal controls necessary for the Trust to develop reliable financial statements did not exist; (b) that information had come to its attention that led it to no longer be able to rely on management's representations or that made it unwilling to be associated with financial statements prepared by management; (c) (1) of the need to expand significantly the scope of its audit or that information had come to its attention that if further investigated might either (i) materially impact the fairness or reliability of a previously issued audit report or underlying financial statements or the financial statements issued or to be issued to cover the fiscal period subsequent to the date of the most recent financial statements covered by an audit report or (ii) cause it to be unwilling to rely on management's representations or be associated with the Trust's financial statements and (2) due to KPMG Peat Marwick's termination, it did not so expand the scope of its audit or conduct such further investigations; and (d) (1) information had come to its attention that it concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statement covered by an audit report (including information that, unless resolved to its satisfaction, would prevent it from rendering an unqualified audit report on those financial statements) and (2) due to KPMG Peat Marwick's termination, the issue has not been resolved to its satisfaction prior to its termination.

         (e) Coopers & Lybrand was appointed by the Board of Trustees as the new independent accountant for the Trust effective November 3, 1993.
During the Trust's two most recent fiscal years and the subsequent interim period prior to KPMG Peat Marwick's termination, the Trust did not consult with Coopers & Lybrand regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Trust's financial statements.

                          Independent Auditors' Report




The Board of Trustees
Commonwealth Equity Trust


We have audited the consolidated balance sheet of Commonwealth Equity Trust and Affiliates (Trust) as of September 30, 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index for the year ended September 30, 1993. These consolidated financial statements and financial statement schedules are the
responsibility of the Trust's management.   Our responsibility is to express an
opinion on these consolidated financial statements and financial statement
schedules based on our audit.   The consolidated financial statements and
financial statement schedules of the Trust for the years ended September 30, 1992 and 1991, were audited by other auditors, whose report dated February 5, 1993, on those statements included an explanatory paragraph that described substantial doubt about the Trust's ability to continue as a going concern, which is discussed in Note 14 to those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commonwealth Equity Trust and Affiliates at September 30, 1993, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the year ended September 30, 1993, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

The Board of Trustees
Commonwealth Equity Trust
Page 2



The accompanying consolidated financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Notes 1 and 13 to the consolidated financial statements, the Trust's Chapter 11 bankruptcy proceedings and related litigation raise substantial doubt about the Trust's ability to continue as a going concern. Management's Plan of Reorganization and Disclosure Statement that have been submitted to the Court is described in
Note 1, which includes the Equity Security Holders' Committee and the Pacific Mutual Lenders as coproponents. The consolidated financial statements do not include any adjustment that might result from the outcome of these uncertainties.





                                             COOPERS & LYBRAND


Sacramento, California
May 26, 1994 except for
Note 1, as to which the
date is June 3, 1994

KPMG Peat Marwick
Certified Public Accountants
2495 Natomas Park Drive
Sacramento, CA 95833-2936





                          INDEPENDENT AUDITORS' REPORT

The Board of Trustees
Commonwealth Equity Trust:


We have audited the consolidated balance sheets of Commonwealth Equity Trust and affiliates as of September 30, 1992, and the related consolidated statements of loss, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended September 30, 1992. In connection with our audits of the consolidated financial statements, we also have audited the, financial statement schedules for the periods ended September 30, 1992. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Equity Trust and affiliates at September 30, 1992, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1992, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 14 to the financial statements, the Trust's recurring losses, noncompliance with certain loan covenants and significant loan repayments due in fiscal 1993 on its long-term notes payable, raise substantial doubt about the Trust's ability to continue as a going concern, Management's plans in regards to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  KPMG Peat Marwick

February 5, 1993

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
                          CONSOLIDATED BALANCE SHEETS
                                  September 30
                                  ____________

                    ASSETS                                                             1993             1992
                                                                                  -------------     -------------
Investments:
   Rental properties, less accumulated depreciation of $31,708,000 and
    $37,019,000 in 1993 and 1992, respectively, and valuation allowance
    of $78,659,000 and $66,195,000 in 1993 and 1992, respectively                 $ 133,030,000     $ 222,041,000
   Partnership interests, net of valuation allowance of
    $17,429,000 and $4,957,000 in 1993 and 1992, respectively                         4,000,000        16,472,000
   Notes receivable, net of valuation allowance of $6,964,000 and
    $5,420,000 in 1993 and 1992, respectively, and unaccreted discount
    of $1,466,000 and $1,189,000 in 1993 and 1992, respectively                      19,262,000        31,740,000
                                                                                  -------------     -------------
                                                                                    156,292,000       270,253,000

Cash                                                                                  6,994,000         1,418,000
Restricted cash                                                                         111,000           584,000
Rents and accrued interest receivable, net of valuation allowance
 of $2,478,000 and $1,948,000 in 1993 and 1992, respectively                          1,179,000         2,492,000
Other assets                                                                          4,637,000         5,263,000
                                                                                  -------------     -------------
            Total assets                                                          $ 169,213,000     $ 280,010,000
                                                                                  =============     =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities not subject to compromise:
   Long-term notes payable, collateralized by deeds
    of trust on rental properties                                                 $  15,874,000     $ 101,626,000
   Principal and deferred interest notes                                                     --        78,545,000
   Accounts payable and accrued expenses                                              3,526,000         9,658,000
                                                                                  -------------      ------------
                                                                                     19,400,000       189,829,000
Liabilities subject to compromise (Note 14)                                         133,065,000                --
                                                                                  -------------      ------------
            Total liabilities                                                       152,465,000       189,829,000
                                                                                  -------------      ------------
Minority interests                                                                    6,947,000         8,383,000
                                                                                  -------------      ------------

Shareholders' equity:
   Shares of beneficial interest, par value $1 a share; unlimited
    authorization, 25,093,000 shares outstanding in 1993 and 1992                    25,093,000        25,093,000
   Additional paid-in capital                                                       219,848,000       219,848,000
   Accumulated deficit                                                             (235,140,000)     (163,143,000)
                                                                                  -------------     -------------
            Total shareholders' equity                                                9,801,000        81,798,000
                                                                                  -------------     -------------

Commitments and contingencies (Notes 4 and 12)

            Total liabilities and shareholders' equity                            $ 169,213,000     $ 280,010,000
                                                                                  =============     =============





          See accompanying notes to consolidated financial statements.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        for the years ended September 30
                                 ______________

                                                                 1993                1992               1991
                                                             ------------        ------------       ------------
Revenues:
   Rent                                                      $ 21,523,000        $ 27,512,000       $ 30,841,000
   Interest                                                     2,065,000           3,874,000          3,787,000
   Hotel                                                        3,127,000                  --                 --
                                                             ------------        ------------       ------------
                                                               26,715,000          31,386,000         34,628,000
                                                             ------------        ------------       ------------
Expenses:
   Operating expenses                                           9,752,000          10,005,000          9,868,000
   Hotel operating expenses                                     2,647,000                  --                 --
   Property management                                          1,386,000           1,535,000          1,714,000
   Depreciation and amortization                                6,115,000           8,551,000         10,078,000
   Interest                                                    14,846,000          17,352,000         17,772,000
   General and administrative                                   4,860,000           5,935,000          3,118,000
                                                             ------------        ------------       ------------
                                                               39,606,000          43,378,000         42,550,000
                                                             ------------        ------------       ------------

     Loss before reorganization items, (loss) gain on
      foreclosure or sale of investments, valuation losses
      and minority interest                                   (12,891,000)        (11,992,000)        (7,922,000)
Reorganization items (Note 15)                                   (679,000)                 --                 --
                                                             ------------        ------------       ------------
     Loss before (loss) gain on foreclosure or sale of
      investments, valuation losses and minority interest     (13,570,000)        (11,992,000)        (7,922,000)

(Loss) gain on foreclosure or sale of investments, net         (7,130,000)            539,000            203,000
                                                             ------------        ------------       ------------
     Loss before valuation losses and
      minority interest                                       (20,700,000)        (11,453,000)        (7,719,000)

Valuation losses (Note 7)                                     (53,089,000)        (48,130,000)       (28,298,000)
                                                             ------------        ------------       ------------
     Loss before minority interest                            (73,789,000)        (59,583,000)       (36,017,000)
Minority interest                                               1,792,000           2,865,000            717,000
                                                             ------------        ------------       ------------
     Net loss                                                $(71,997,000)       $(56,718,000)      $(35,300,000)
                                                             ============        ============       ============

Net loss per share of beneficial interest                          $(2.87)             $(2.26)           $(1.40)
                                                                   ======              ======            ======





          See accompanying notes to consolidated financial statements.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             for the years ended September 30, 1993, 1992 and 1991
                                 ______________




                                 Beneficial Interest            Additional                          Total
                             ---------------------------         Paid-In         Accumulated     Shareholders'
                                Number          Amount           Capital           Deficit          Equity
                             ----------      -----------      ------------     -------------     ------------
Balance at
 September 30, 1990          25,286,000      $25,286,000      $221,723,000     $ (66,063,000)    $180,946,000
Liquidation of
 shares                        (189,000)        (189,000)       (1,836,000)               --       (2,025,000)
Net loss                             --               --                --       (35,300,000)     (35,300,000)
Distributions                        --               --                --        (5,062,000)      (5,062,000)
                             ----------      -----------      ------------     -------------     ------------
Balance at
 September 30, 1991          25,097,000       25,097,000       219,887,000      (106,425,000)     138,559,000
Liquidation of
 shares                          (4,000)          (4,000)          (39,000)               --          (43,000)
Net loss                             --               --                --       (56,718,000)     (56,718,000)
                             ----------      -----------      ------------     -------------     ------------
Balance at
 September 30, 1992          25,093,000       25,093,000       219,848,000      (163,143,000)      81,798,000
Net loss                             --               --                --       (71,997,000)     (71,997,000)
                             ----------      -----------      ------------     -------------     ------------
Balance at
 September 30, 1993          25,093,000      $25,093,000      $219,848,000     $(235,140,000)    $  9,801,000
                             ==========      ===========      ============     =============     ============





          See accompanying notes to consolidated financial statements.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the years ended September 30
                                 ______________


                                                                           1993           1992            1991
                                                                     ------------    ------------     ------------
Cash flows from operating activities:
   Net loss                                                          $(71,997,000)   $(56,718,000)    $(35,300,000)
                                                                     ------------    ------------     ------------
   Adjustments to reconcile net loss
    to net cash (used in) provided by
    operating activities:
     Depreciation and amortization                                      6,115,000       8,551,000       10,078,000
     Accretion of discount on notes receivable                           (303,000)             --               --
     Loss (gain) on foreclosure or sale of investments, net             7,130,000        (539,000)        (203,000)
     Minority interest in net loss                                     (1,792,000)     (2,865,000)        (717,000)
     Valuation losses                                                  53,089,000      48,130,000       28,298,000
   Changes in other assets and liabilities,
    net of acquisition effects of affiliates:
     Decrease (increase) in rents and accrued interest receivable       1,052,000        (516,000)      (1,743,000)
     (Increase) in other assets                                          (539,000)     (1,151,000)        (558,000)
     Increase (decrease) in accounts payable and accrued expenses       3,430,000       5,955,000         (584,000)
                                                                     ------------    ------------     ------------
       Total adjustments                                               68,182,000      57,565,000       34,571,000
                                                                     ------------    ------------     ------------
       Net cash (used in) provided by operating activities             (3,815,000)        847,000         (729,000)
                                                                     ------------    ------------     ------------

Cash flows from investing activities:
   Purchases of and improvements to rental properties                  (3,887,000)     (3,594,000)      (5,826,000)
   Proceeds from sale of rental properties                              3,021,000       1,604,000        2,398,000
   Proceeds from sales of and collections on notes receivable          16,958,000       1,271,000        9,716,000
                                                                     ------------    ------------     ------------
       Net cash provided by (used in) investing activities             16,092,000        (719,000)       6,288,000
                                                                     ------------    ------------     ------------

Cash flows from financing activities:
   Net payments under revolving line of credit                                 --              --       (8,000,000)
   Principal payments on long-term notes payable                       (6,643,000)     (1,066,000)     (15,326,000)
   Distributions paid                                                          --              --       (5,062,000)
   Distributions paid to minority interests                              (531,000)       (387,000)        (588,000)
   Redemption of shares                                                        --         (43,000)      (2,025,000)
   Proceeds from issuance of long-term notes payable                           --         181,000       26,621,000
   Reduction of restricted cash                                           473,000              --          211,000
                                                                     ------------    ------------     ------------
       Net cash used by financing activities                           (6,701,000)     (1,315,000)      (4,169,000)
                                                                     ------------    ------------     ------------
       Net increase (decrease) in cash                                  5,576,000      (1,187,000)       1,390,000
Cash, beginning of year                                                 1,418,000       2,605,000        1,215,000
                                                                     ------------    ------------     ------------
Cash, end of year                                                    $  6,994,000    $  1,418,000     $  2,605,000
                                                                     ============    ============     ============





          See accompanying notes to consolidated financial statements.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ______________



1.     Organization, Summary of Significant Accounting Policies and Chapter 11
       Proceedings:

                                  Organization

       Commonwealth Equity Trust (the Trust) was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973. From July 1973 until July 1989, the Trust engaged in a continuous intrastate offering of its securities pursuant to permits issued by the California Department of Corporations. Commencing September 1, 1993, the Trust became self-administered.

                          Principles of Consolidation

       At September 30, 1993, the consolidated financial statements include the accounts of the Trust and its majority-owned affiliates: 3604 Fair Oaks Boulevard (3604) and California Real Estate Investment Trust (CalREIT). Majority-owned affiliates consist of a general partnership and a real estate investment trust engaged in real estate activities in which the Trust owns a greater than 50% interest.

              Plan of Reorganization Under Chapter 11 Proceedings

       On August 2, 1993, the Trust filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The bankruptcy case is currently pending in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division and is entitled In re Commonwealth Equity Trust, Case No. 93-26727-C-11. On March 30, 1994, the Trust filed with the Court a Plan of Reorganization and Disclosure Statement. On May 13, 1994, the Trust, together with the Equity Security Holders' Committee and the Pacific Mutual Lenders (collectively, together with the Trust, the "Plan Proponents"), filed with the Court a First Amended Plan of Reorganization and a Disclosure Statement with Respect to First Amended Plan of Reorganization.

       On June 3, 1994, the Plan Proponents filed with the Court a Second Amended Plan of Reorganization and Disclosure Statement with Respect to Second Amended Plan of Reorganization. The Second Amended Plan provides for, inter alia: (a) the restructuring of virtually all of the Trust's secured and unsecured debt; (b) the issuance of new common stock of the Trust to current equity security holders; (c) the issuance of new common stock of the Trust to the Pacific Mutual Lenders; and (d) the issuance of preferred stock of the Trust to the Pacific Mutual Lenders and other creditors of the Trust will result in a dilution of the current equity.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued:

       A hearing to approve the Disclosure Statement is scheduled for June 8, 1994. Neither the Disclosure Statement nor the Second Amended Plan will be distributed to the Trust's equity security holders and creditors for voting until the Court has approved the contents of the Disclosure Statement. Accordingly, both the Second Amended Plan and Disclosure Statement are subject to further revisions and modifications. After the Disclosure Statement is approved, the Trust will transmit same to the Trust's creditors and equity security holders for voting and request that the Court confirm the Plan in accordance with the provisions of the United States Bankruptcy Code.

       On July 17, 1992, the Trust completed a restructuring of $78,445,000 in unsecured obligations (see Note 9). The terms of the restructuring agreement allowed for an extension of maturity dates for 5 1/2 years, provided that certain conditions were met. Pursuant to the agreement, if these conditions were not met, new secured notes (bearing interest at 9.5%) came due as follows: $3,445,000 on December 31, 1992; $2,500,000 on March 31, 1993, and $72,600,000 on June 30, 1993.  The Trust
       defaulted under the terms of the restructuring agreement and was unable to meet its payment dates. After attempting to negotiate a further restructuring, the Trust filed the aforementioned petition for reorganization.

       In the Trust's Chapter 11 case, all litigation and claims against the Trust at the date of filing were automatically stayed, and the Trust continues business operations as a debtor-in-possession. (See Note 8 for a description of debt in process of foreclosure and other matters). The Bankruptcy Code prohibits creditors who are subject to the jurisdiction of the Bankruptcy Court from attempting to collect their pre-petition debts from the Trust, either by commencement or continuation of a lawsuit or otherwise, unless the Bankruptcy terminates or modifies the stay.

       During the Chapter 11 proceedings, interest expense is recorded at contractually stated amounts as the related debt is not in excess of aggregate assets.

       Neither of the Trust's majority owned affiliates, 3604 or CalREIT, filed for protection under Chapter 11. However, 3604 is under a court appointed receiver.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued:

                             Partnership Interests

       Partnership investments of 20% to 50% are accounted for by the equity method. Under this method, the investments are recorded at initial cost and increased for partnership income and decreased for partnership losses and distributions.

       During the year ended September 30, 1990, the Trust entered into Placer Ranch Partners, a limited partnership in which the Trust owns a 31% interest. CR Properties, formerly CET/RJB, is a general partnership, in which the Trust owns a 50% interest.

                                  Income Taxes

       In 1977, the Trust elected to be and was taxed as a real estate investment trust (REIT) through the year ended September 30, 1992. A REIT is not taxed on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its real estate investment trust taxable income is distributed.

       During the year ended September 30, 1993, the Trust did not qualify to be taxed as a REIT. The termination of its REIT status is effective as of October 1, 1992. Furthermore, the circumstances of that termination were such that the Trust will not be eligible to re- elect to be taxed as a REIT prior to its fifth taxable year which begins after its taxable year ended September 30, 1992.

                               Rental Properties

       Rental properties are carried at cost, net of accumulated depreciation and less a valuation allowance for possible investment losses. The Trust's valuation allowance for possible investment losses represents the excess of the carrying value of individual properties over their appraised or estimated net realizable value.

       The additions to the valuation allowance for possible investment losses are recorded after consideration of various external factors, particularly the lack of credit available to purchasers of real estate and overbuilt real estate markets, both of which adversely affect real estate. A gain or loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated. In the event economic conditions for real estate continue to decline, additional valuation losses may be recognized.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued:

       The allowance for depreciation and amortization has been calculated under the straight-line method, based upon the estimated useful lives of the properties which range from 30 to 40 years. Expenditures for maintenance, repairs and betterments which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Contract termination costs described in Note 2 have been capitalized as a carrying cost of the properties and are being amortized over one to four years.

       Real estate acquired by cancellation of indebtedness or foreclosure is recorded at current fair market value at the date of acquisition, but not in excess of the unpaid balance of the related loan plus costs of securing title to and possession of the property.

                                      Cash

       The Trust invests its cash and restricted cash in demand deposits with banks with strong credit ratings. Cash at September 30, 1993, in excess of federally insured amounts was $4,951,000. The Trust has not experienced any losses on these deposits.

                Distributions in Excess of Cumulative Net Income

       The Trust, in the past, maintained a general policy of distributing cash to its shareholders in an amount that approximated taxable income plus noncash charges such as depreciation and amortization. As a result, distributions to shareholders exceeded cumulative net income.

                              Sales of Real Estate

       The Trust complies with the provisions of Statement of Financial Accounting Standards No. 66 (SFAS 66), "Accounting for Sales of Real Estate." Accordingly, the recognition of gains on certain transactions are deferred until such transactions have complied with the criteria for full profit recognition under the Statement.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued:

                      Adoption of Authoritative Statement

       In fiscal 1993, the Trust adopted Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosure About Fair Value of Financial Instruments." This statement requires disclosure of the fair value of all financial instruments, both assets and liabilities recognized and not recognized in the balance sheet. The adoption of SFAS 107 resulted only in additional disclosure requirements and had no effect on the Trust's financial position or results of operations.

                               Net Loss Per Share

       Net loss per share of beneficial interest has been computed based on the weighted-average number of shares outstanding during the year of 25,093,000 in 1993, 25,095,000 in 1992 and 25,138,000 in 1991.

                               Reclassifications

       Certain reclassifications have been made in the presentation of the 1992 and 1991 financial statements to conform to the 1993 presentation.


2.     Related-Party Transactions:

       Until September 1, 1993, administrative services were provided to the Trust by B&B Property Investment, Development and Management Company, Inc. (B&B). B&B's compensation consisted of 5% of the gross proceeds from the sale of shares of beneficial interest, as well as a reimbursement of certain expenses incurred in performing services for the Trust. B&B earned real estate commissions in connection with purchases and sales of Trust properties handled by B&B, as well as leasing commissions. The agreement also provided that B&B reimburse the Trust for any promotional or annual expenses which exceed the statutory allowable limits established by the State of California.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________


2.     Related-Party Transactions, continued:

       On December 27, 1989, the Trust and B&B terminated the portion of the Advisory Agreement relating to CET which granted B&B an exclusive authorization to act as a real estate broker in connection with the sale of Trust properties owned at August 31, 1989. In consideration of this termination, B&B received $595,000 in cash and two promissory notes totalling $6,600,000 which have subsequently been paid. The $7,195,000 of consideration was capitalized as a carrying cost of the properties and is fully amortized as of September 30, 1993.

       Until September 1, 1993, property management responsibilities of the Trust were assigned to B&B Property Investments, Inc. (B&B Property), a wholly-owned subsidiary of B&B. The compensation for property management services was negotiated by B&B Property and the Trustees for each property when acquired.

       Compensation, leasing commissions and expense reimbursements to B&B and B&B Property were $2,826,000, $3,341,000 and $3,330,000 for the years ended September 30, 1993, 1992 and 1991, respectively. The commissions paid are included in other assets and amortized over the term of the leases, typically five years.

       The Trust entered into certain leasing transactions with North Main Street Company (North Main), a company owned by the President and
       Chairman of the Board of the Trust's former advisor, B & B.   Until July
       20, 1993, North Main leased the Trust's hotels under triple net leases, which leases generated revenue to the Trust of $1,854,000 during the year ended September 30, 1993. Generally such leases provided for payment of the greater of a minimum rent or specified percentages of
       preestablished revenue categories as stated in each hotel's lease.   An
       amount of $70,000 was owed by North Main to the Trust as of September 30, 1992.

       The Trust terminated its lease arrangement with North Main on or about July 20, 1993. North Main has asserted a claim under the Chapter 11 proceedings against the Trust arising out of that termination, which claim the Trust disputes. In addition, North Main left unpaid certain payables in connection with the hotels' operations, for which the Trust disputes liability and which may be offset against any North Main claim.

       At September 30, 1993 and 1992, the Trust has amounts due to CalREIT aggregating $597,000 and $539,000, respectively. Such amounts bear interest at 10% and are due on demand, without collateral, and are eliminated in consolidation.

       During the year ended September 30, 1993, the Trust paid fees of $93,000, primarily for consulting, to a company owned by one of the Trustees.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



3.     Restricted Cash:

       At September 30, 1993 and 1992, cash of $111,000 and $584,000, respectively, is restricted under the terms of the agreement with Sun Life Insurance Company of America in connection with their purchase of senior participation interests in notes receivable (Note 6).


4.     Rental Properties:

       At September 30, 1993 and 1992, the Trust's rental property portfolio at cost included office buildings, $86,931,000 and $142,622,000; commercial buildings, $83,426,000 and $110,075,000; hotels, $64,787,000 and
       $62,393,000 and land, $8,253,000 and $10,165,000, respectively.

       Noncancellable operating leases at September 30, 1993, provide for minimum rental income during each of the next five years of $10,702,000, $9,902,000, $8,229,000, $5,876,000 and $4,284,000, respectively, and
       $11,854,000 thereafter. Certain of the leases increase periodically based on changes in the Consumer Price Index.

       In March 1989, the Trust sold its Milpitas, California office building for $10,000,000, comprised of a $5,000,000 promissory note collateralized by the property and a $5,000,000 credit towards the purchase of 680 acres in Roseville, California. Under the terms of the sale agreement, the Trust agreed to lease the entire building for one year and received an option to repurchase the property for $5,000,000. The transaction was recorded as a financing arrangement for financial accounting purposes and no gain or loss was recognized in accordance
       with generally accepted accounting principles.   In August 1990, the
       Trust exercised its option to repurchase the property for $5,000,000 by canceling the $5,000,000 promissory note collateralized by the property. For income tax purposes, this transaction was accounted for as a sale and subsequent repurchase of $5,000,000. Based on the different tax and financial accounting treatments accorded this transaction, the Trust's tax basis in the Milpitas, California office building is $5,000,000 less than the financial accounting basis and the tax basis of the 680 acres is $5,000,000 more than the financial accounting basis. In February 1990, the Trust contributed the 680 acres in Roseville, California to Placer Ranch Partners, a limited partnership.

       Rental properties with costs of $9,583,000 are subject to purchase options exercisable on the part of the lessees.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________


5.     Partnership Interests:

       As discussed in Notes 1 and 4, the Trust is a partner in Placer Ranch Partners, a limited partnership in which the Trust owns a 31% limited partnership interest. No income has been recognized in the Trust's financial statements for 1993, 1992 and 1991 related to the Placer Ranch Partners partnership as payment of such income is contingent upon the future sale of land. The following represents an unaudited summary balance sheet and operational information of the partnership for the years ended September 30:


            ASSETS                                                             UNAUDITED
                                                             ----------------------------------------------
                                                                 1993            1992              1991
                                                             -----------     ------------      ------------
         Cash                                                $   123,203     $    111,104      $     70,841
         Receivables                                           7,938,750        5,748,750         3,558,750
         Land and improvements                                49,215,000       49,215,000        49,215,000
         Organizational costs, net of
          accumulated amortization                                27,622           48,342            69,056
                                                             -----------      -----------       -----------
                                                             $57,304,575      $55,123,196       $52,913,647
                                                             ===========      ===========       ===========

            LIABILITIES AND PARTNERS' CAPITAL
                                                                 1993            1992              1991
                                                             -----------      -----------       -----------

         Accounts payable, predominantly
          Placer Ranch, Inc.                                 $   120,842      $   117,318       $   117,319
         Capital, Placer Ranch, Inc.                          30,985,688       30,994,068        30,980,579
         Capital, Commonwealth Equity Trust,
          at basis to the partnership, plus
          allocated income                                    26,198,045       24,011,810        21,815,749
                                                             -----------      -----------       -----------
                                                             $57,304,575      $55,123,196       $52,913,647
                                                             ===========      ===========       ===========

            REVENUE AND EXPENSES

         Revenue                                             $ 2,209,930      $ 2,236,335       $ 2,232,897
         Expenses                                                 32,071           26,786            19,389
                                                             -----------      -----------       -----------
         Net income                                          $ 2,177,859      $ 2,209,549       $ 2,213,508
                                                             ===========      ===========       ===========
         Investment in Placer Ranch Partners,
          Limited partnership, at the Trust's
          financial accounting basis as
          described in Note 4, net of valuation
          allowance of $9,701,000 in 1993                    $ 4,000,000      $13,701,000       $13,701,000
                                                             ===========      ===========       ===========

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



5.     Partnership Interests, continued:

       The Trust is also a partner in CR Properties, a general partnership, in which the Trust owns a 50% interest. CR Properties is a limited partner in a partnership which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's financial statements for 1993, 1992 and 1991 as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt.

         Investment in CR Properties general
          partnership, net of valuation
          allowance of $7,728,000 in 1993
          and $4,957,000 in 1992                            $         --       $2,771,000        $7,728,000
                                                             ===========        =========         =========


6.     Notes Receivable:

       In order to facilitate sales of real estate, the Trust has accepted partial payment in the form of notes receivable collateralized by deeds of trust. Additionally, the Trust has invested in a variety of loans collateralized by deeds of trust. As of September 30, 1993 and 1992, the Trust had long-term notes receivable, collateralized by deeds of trust, of (before valuation allowance and unaccreted discount) $27,692,000 and $38,349,000, respectively. Generally the notes are collateralized by real estate properties in California.

       The notes are to be repaid from the cash flow of the property or proceeds from the sale or refinancing of the property. At September 30, 1993, $2,448,000 of such notes were delinquent. Contractually scheduled principal collections over the next five years, excluding delinquent notes, are as follows: $1,129,000, $2,055,000, $7,349,000, $2,860,000,
       $815,000, respectively, and $11,036,000 thereafter. The notes bear interest at rates ranging from 8% to 13% as of September 30, 1993. For the year ended September 30, 1993, the overall effective rate was 8.2%.

       During the year ended September 30, 1990, the Trust sold $13,753,000 in senior participation interests in certain notes receivable to Sun Life Insurance Company of America, a Maryland corporation. The participation agreement specifies that upon default of any note receivable covered by the agreement, Sun Life will have priority in any proceeds before the Trust. Total participation outstanding at September 30, 1993 and 1992, was $1,194,000 and $11,812,000, respectively.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



7.     Allowance for Valuation Losses:

       In connection with preparing its plan or reorganization, as described in
       Note 1, the Trust engaged outside professionals to assist in developing the plan related to its real estate investments. Based on this review of the real estate investments, the Trust does not expect losses in excess of the valuation allowances established. Adverse economic factors, particularly the lack of credit available to purchasers of real estate and overbuilt real estate markets resulting in declining lease renewal rates, necessitated a provision for valuation losses. If such adverse economic factors continue, additional valuation loss provisions may be required.

       Analysis of changes in the allowance for possible losses on real estate investments, partnership interests, notes receivable, and rents and interest receivable for fiscal years ended September 30, 1993, 1992 and 1991 follow:

                                                                 1993             1992              1991
                                                                 ----             ----              ----
          Rental Properties
          -----------------

          Allowance for valuation losses on
           rental property investments:
            Beginning balance                               $ 66,195,000      $34,117,000       $ 7,972,000
            Provision for valuation losses                    37,386,000       34,575,000        26,145,000
            Amounts charged against allowance
             for valuation losses                            (24,922,000)      (2,497,000)               --
                                                            ------------      -----------       -----------

              Ending balance                                $ 78,659,000      $66,195,000       $34,117,000
                                                            ============      ===========       ===========


          Partnership Interests
          ---------------------

          Allowance for valuation losses on
           partnership interests:
            Beginning balance                               $  4,957,000      $        --       $        --
            Provision for valuation losses                    12,472,000        4,957,000                --
                                                            ------------      -----------       -----------

              Ending balance                                $ 17,429,000      $ 4,957,000       $        --
                                                            ============      ===========       ===========

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________


7.     Allowance for Valuation Losses, continued:

                                                                 1993             1992              1991
                                                                 ----             ----              ----
          Notes Receivable
          ----------------

          Allowance for valuation losses and unaccreted
           discounts on notes receivable:
            Beginning balance                                $ 6,609,000      $        --        $       --
            Provision for valuation losses                     2,971,000        8,269,000                --
            Discounts on notes and other, net                    921,000               --                --
            Amounts charged against allowance
             for valuation losses                             (2,071,000)      (1,660,000)               --
                                                             -----------      -----------        ----------

              Ending balance                                 $ 8,430,000      $ 6,609,000        $       --
                                                             ===========      ===========        ==========

          Rents and Interest Receivable
          -----------------------------

          Allowance for bad debt losses on
           rents and interest receivable:
            Beginning balance                                $ 1,948,000      $ 1,948,000        $  500,000
            Provision for losses                                 906,000               --         2,153,000
            Amounts charged against allowance
             for losses                                         (376,000)              --          (705,000)
                                                             -----------      -----------        ----------

              Ending balance                                 $ 2,478,000      $ 1,948,000        $1,948,000
                                                             ===========      ===========        ==========

       In addition, the Trust has established an allowance for valuation losses on other assets in the amounts of $590,000 and $330,000 at September 30, 1993 and 1992, respectively.


8.     Long-Term Notes Payable:

       As of September 30, 1993 and 1992, the Trust had long-term notes payable, most of which are collateralized by deeds of trust on rental properties and are subject to compromise, due in installments extending to the year 2008, with interest rates ranging from 7.5% to 18.0% for the years ended September 30, 1993 and 1992. Contractually scheduled principal payments during each of the next five years are $19,282,000, $11,556,000, $27,178,000, $477,000 and $3,641,000, respectively, and
       $5,439,000 thereafter.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________


8.     Long-Term Notes Payable, continued:

       The Trust is in default under the notes, due to, among other factors, its filing a petition under Chapter 11 (see Note 1).

       As a result of reorganization proceedings described in Note 1, the amount and/or timing of these future payments may change. Long-term notes payable, mostly collateralized by deeds of trust on rental properties, in the amount of $15,874,000 are collateralized by CalREIT properties and 3604 and, therefore, are not subject to compromise.

       Two rental properties collateralizing debt of $11,272,000 at September 30, 1993, are in the hands of receivers and are in the process of foreclosure. The assets have been valued in the financial statements equal to the nonrecourse deeds of trust debt.

       Subsequent to September 30, 1993, a senior mortgage holder filed an action with the Bankruptcy Court for relief from stay with regard to its indebtedness which totaled $28,859,000 at September 30, 1993, and which is collateralized by rental properties with a carrying value of $35,830,000 at September 30, 1993. This action is currently scheduled for trial in June 1994.

9.     Principal and Deferred Interest Notes:

       On July 17, 1992, the Trust completed a restructuring of $46,000,000 in debentures outstanding with interest rates ranging from 9% to 9.94%, and a bank loan of $29,000,000 at 9%, along with unpaid interest to July 31, 1992, aggregating $3,445,000. Under that restructuring agreement, substantially all of the Trust's assets, subject to previously existing liens, were pledged as collateral for the restructured debt. All sales, refinancings or other disposition of such pledged assets were subject to review by the secured lenders prior to completion. These secured notes bear contractual interest at 9.5% and were due $3,445,000 on December 31, 1992, and additional amounts of $2,500,000 on March 31, 1993 and $72,600,000 on June 30, 1993 (which date could have been extended if certain conditions which were not met had been met). At September 30, 1993, the balance was $72,600,000.

       The terms of the debt restructuring prohibit the Trust from making distributions to shareholders until all principal and capitalized interest scheduled for payment through December 31, 1993, have been paid. No distributions were made by the Trust for the fiscal years ended September 30, 1993 and 1992.

       The Trust is in default under the debt restructuring agreement due to, among other factors, its filing a petition under Chapter 11 (see Note
       1).

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



10.    Distributions:

       No cash distributions were made to holders of shares of beneficial interest for the fiscal years ended September 30, 1993 and 1992. A cash distribution (which was entirely return of capital) of $.20 per share of beneficial interest was made for the fiscal year ended September 30, 1991.


11.    Statements of Cash Flows Supplemental Information:

       In connection with the purchase of property and improvements, the Trust entered into various noncash transactions as follows:

                                                                 1993             1992             1991
                                                                 ----             ----             ----
          Property cost                                       $       --      $ 7,225,000       $18,492,000
          Other additions                                      4,267,000        5,129,000         4,609,000
                                                              ----------      -----------       -----------

            Total additions                                    4,267,000       12,354,000        23,101,000
                                                              ----------      -----------       -----------

          Debt incurred by the Trust                                  --        3,060,000         5,044,000
          Other liabilities incurred
           by the Trust                                          305,000        1,476,000                --
          Notes receivable applied
           to purchase                                                --        5,440,000        10,030,000
          Valuation loss on in-substance
           foreclosures                                               --       (1,565,000)               --
          Other assets applied to purchase                        75,000          349,000         2,201,000
                                                              ----------      -----------       -----------

            Total deductions                                     380,000        8,760,000        17,275,000
                                                              ----------      -----------       -----------

          Cash used                                           $3,887,000      $ 3,594,000       $ 5,826,000
                                                              ==========      ===========       ===========


       The property cost additions of $7,225,000 during 1992 resulted from recognition of in-substance foreclosures on two properties securing notes receivable and related interest aggregating $8,790,000, resulting in a valuation loss of $1,565,000.

       In 1991, the Trust was allocated an additional capital contribution of $166,000 in the CR Properties Partnership in conjunction with the purchase of property.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



11.    Statements of Cash Flows Supplemental Information, continued:

       In connection with the sale of property, the Trust entered into various noncash transactions as follows:

                                                                 1993             1992               1991
                                                                 ----             ----               ----
          Sales price                                        $16,653,000      $13,406,000       $14,868,000
          Notes receivable                                     9,600,000        7,112,000        11,429,000
          Notes payable assumed by buyer and
           other liabilities applied to sales
           price                                               4,032,000        4,690,000         1,041,000
                                                              ----------       ----------        ----------

          Cash received                                      $ 3,021,000      $ 1,604,000       $ 2,398,000
                                                              ==========       ==========        ==========

          Cost of property sold                              $23,764,000      $16,649,000       $15,777,000
                                                              ==========       ==========        ==========


       Four properties which collateralized notes payable in the aggregate amount of $29,845,000 were foreclosed upon during the year ended September 30, 1993, causing a net loss of $4,783,000 to be recorded.

       During the year ended September 30, 1993, the Trust sold six notes receivable for net proceeds of $11,538,000, reduced by other costs (including delinquent taxes, fees and closing costs) of $1,297,000, producing net cash proceeds to the Trust of $10,241,000, resulting in a
       loss of $662,000.   Two of the six notes were treated differently than
       the other four. The Trust sold a partial interest in those notes for $4,968,000 in cash (resulting in a loss of $204,000). The Trust's retained interest in those two notes amounts to $3,047,000 and is noninterest bearing. A discount of $1,189,000 was recorded on the Trust's portion of the notes as of September 30, 1992, using an imputed interest rate of 15%. The agreement provides for the purchaser to receive interest of 18%, representing all interest on the total balance of such notes. In addition, the purchaser will receive all payments on the notes until interest and principal is paid in full. In the event the notes go into default, the Trust must cure such default or lose its remaining interest of $3,047,000 in the notes.

       In 1992, CalREIT modified the terms of a note receivable collateralized by rental property. As a provision of the modification, $1,275,000 of deferred interest and $214,000 of accrued interest was added to the principal amount of the note.

       Interest paid on the Trust's outstanding debt for the years ended September 30, 1993, 1992, and 1991 was $12,579,000, $16,762,000 and
       $17,987,000, respectively.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



12.    Commitments and Contingencies:

                                    Leases

       The Trust is obligated under land leases to the year 2033. The minimum annual payment under the leases for each of the next five years are $121,000, $121,000, $121,000, $104,000, $104,000, respectively, and
       $3,324,000 thereafter.

                                   Litigation

       At the time the Trust filed its Chapter 11 petition in August 1993, it was party to a number of lawsuits. Most involved ordinary disputes common in the real property management business, and amounts immaterial to the Trust's overall financial situation.

       Other lawsuits involved the following matters:

          . Claims filed by the Pacific Mutual Lenders, Senior Mortgage Holders and other Claim Holders as summarized in Notes 1, 2 and 8.

          . Litigation filed in 1991 naming the individual Trustees of the Trust and B & B, among others, as defendants, and the Trust as a nominal defendant. It sought, among other things, a declaration that the Trust's management agreement with B & B was invalid and imposition of a constructive trust on and recovery of $7,195,000 by B&B in 1989. (See Note 2). This case had been in settlement discussions prior to the filing of the Chapter 11 petition.

          . A complaint filed by about 130 former Trust shareholders in 1993 naming the Trust, current and former Trustees, B & B and its shareholders and various current and former professional advisors and consultants to the Trust as defendants. The complaint alleged breach of fiduciary duty, violation of federal and state securities laws, violation of civil RICO, fraud, negligent misrepresentation, negligence and civil conspiracy. Subsequently, the action was dismissed without prejudice as to the Trust.

          . A complaint was filed in April 1994 by the franchisor of most of the Trust's hotels, alleging trademark infringement and unfair business practices. Following extensive negotiations, the parties entered into a settlement agreement approved by the Bankruptcy Court which involved ongoing licensing arrangements for the hotels.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



12.    Commitments and Contingencies, continued:


                                     Other

       In accordance with bankruptcy proceedings, claims are filed with the Court by specified dates. At September 30, 1993, the Trust recorded its estimate of valid claims.

       The Trust believes, based on the supporting documentation that it has, that the remaining excess claims will ultimately be determined not to be valid. However, there is no assurance that the Court will not hold additional claims from the remaining excess claims to be valid; and, if the Court does so hold, there is no practical way of estimating what the total amount of additional claims would be.


13.    Basis of Presentation:

       The financial statements have been presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business; however, as a result of the Chapter 11 proceedings and related litigation, such realization of assets and satisfaction of liabilities are subject to significant uncertainties. These financial statements include adjustments and reclassifications that have been made to reflect indebtedness as extended under the Plan of Reorganization, as described in Note 1. Such indebtedness is included in "Liabilities Subject to Compromise." These financial statements do not include any adjustments that would be required should the Trust be unable to continue as a going concern or as a result of the finalization of the Chapter 11 proceedings.


14.    Liabilities Subject to Compromise:

       The Trust has $133,065,000 of liabilities which are subject to compromise in Chapter 11 proceedings as follows:

       Long-term notes payable, collateralized by
        deeds of trust on real property                        $ 49,099,000
       Senior secured notes payable                              72,600,000
       Other notes payable                                        2,600,000
       Pre-petition accounts payable and
        accrued expenses                                          8,766,000
                                                                -----------

                                                               $133,065,000
                                                                ===========

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



15.    Reorganization Items:

       Reorganization items are calculated from August 2, 1993, the date on which the Trust filed its petition for reorganization, and consist of the following:

       Interest earned on accumulated cash                       $  27,000
       Professional fees                                          (706,000)
                                                                 ---------

         Net reorganization items                                $(679,000)
                                                                 =========


16.    Fair Value of Financial Instruments:

       SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

       The estimated fair value of the Trust's financial instruments at September 30, 1993, is as follows:

                                                            Carrying
                                                             Amount        Fair Value
                                                            --------       ----------
       Financial Assets:
         Cash and restricted cash                        $  7,105,000      $ 7,105,000
         Notes receivable                                  19,262,000       19,262,000
         Rents and other receivables                        1,179,000        1,179,000

       Financial liabilities:
         Notes payable                                   $140,173,000            (1)

       (1) It was not practical to value notes payable due to the reorganization proceedings described in Note 1.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



17.    Subsequent Event - CalREIT Board of Trustees:

       Effective April 14, 1994, CalREIT elected a new Board of Trustees, comprising Frank Morrow, Howard Cohn and Mark Bennett, all of whom are key management personnel of the Trust. CalREIT also terminated certain management and advisory agreements with B & B and B & B Property. Certain disputes with B & B and B & B Property in connection with that termination were settled in May 1994.


18.    Income Taxes:

       At September 30, 1993, the Trust had tax net operating loss carryforwards (NOL) which may be applied against future taxable income and which expire as follows:

       Fiscal Year Ending
          September 30                               Federal         California
       ------------------                            -------         ----------
               2003                                $   370,000      $     5,000
               2004                                  4,834,000        2,592,000
               2005                                  4,685,000        2,538,000
               2006                                  8,948,000        4,128,000
               2007                                 31,338,000       15,847,000
                                                   -----------      -----------

                                                   $50,175,000      $25,110,000
                                                   ===========      ===========

       The Trust's alternative minimum tax operating loss carryforwards are substantially the same as its NOLs at September 30, 1993.

       The Trust's ability to use its NOLs to offset future income is subject to restrictions enacted in the Internal Revenue Code (Code). These restrictions limit the Trust's future use of its NOLs if certain stock ownership changes described in the Code (referred to herein as an Ownership Change) occur.

       The Trust does not believe that any recent or historical changes in stock ownership have resulted in an Ownership Change through the date of these financial statements. However, depending on final approval of a Plan of Reorganization and other events as described in Note 1, changes in stock ownership which would limit the Trust's future use of its NOLs may occur.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



18.    Income Taxes, continued:

       As stated in Note 1, during the year ended September 30, 1993, the Trust failed to qualify under the Internal Revenue Code to be taxed as a REIT. The lack of a need for a provision for income taxes has been calculated for fiscal 1993 according to the precepts of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes."

       The Trust plans to adopt Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," beginning with the fiscal year ending September 30, 1994. The Trust estimates that the impact on the financial statements as a result of the application of SFAS 109 will not be material.

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



19.    Condensed Financial Statements of Commonwealth Equity Trust (CET) Only:

       Condensed financial statements as of and for the year ended September 30, 1993, for CET only are as follows:

                           Commonwealth Equity Trust
                             (Debtor-in-Possession)
                            Condensed Balance Sheet
                               September 30, 1993
                                   __________

                                     ASSETS

       Investments:
         Rental properties, net                                                    $ 107,413,000
         Investment in CalREIT                                                        22,483,000
         Other investments                                                             9,300,000
                                                                                   -------------

                                                                                     139,196,000

       Cash                                                                            3,213,000
       Other assets                                                                    3,950,000
                                                                                   -------------

          Total assets                                                             $ 146,359,000
                                                                                   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

       Liabilities:
         Liabilities subject to compromise                                         $ 133,065,000
         Due to CalREIT, subject to compromise                                           597,000
         Post petition accounts payable and accrued expenses                           2,896,000
                                                                                   -------------

          Total liabilities                                                          136,558,000
                                                                                   -------------

       Shareholders' equity:
         Shares of beneficial interest                                                25,093,000
         Additional paid in capital                                                  219,848,000
         Accumulated deficit                                                        (235,140,000)
                                                                                   -------------

          Total shareholders' equity                                                   9,801,000
                                                                                   -------------
          Total liabilities and shareholders' equity                               $ 146,359,000
                                                                                   =============

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



19. Condensed Financial Statements of Commonwealth Equity Trust (CET) Only, continued:

                           Commonwealth Equity Trust
                             (Debtor-in-Possession)
                       Condensed Statement of Operations
                     for the year ended September 30, 1993
                                   __________


       Revenues:
         Operating revenues                                                     $ 20,075,000
         Interest                                                                    991,000
         Allocable loss from CalREIT and 3604                                     (5,482,000)
                                                                                ------------

                Total revenue                                                     15,584,000
                                                                                ------------

       Expenses:
         Operating expenses                                                       11,285,000
         Interest                                                                 13,184,000
         Depreciation and amortization                                             5,024,000
         General and administrative                                                4,153,000
         Valuation losses                                                         45,778,000
                                                                                ------------

                Total expenses                                                    79,424,000
                                                                                ------------

       Loss before reorganization items, loss on
        foreclosure or sale of investments                                       (63,840,000)
       Reorganization items                                                         (679,000)
                                                                                ------------

       Loss before loss on foreclosure or sale of investments                    (64,519,000)

       Loss on foreclosure or sale of investments, net                            (7,478,000)
                                                                                ------------

                Net loss                                                        $(71,997,000)
                                                                                ============

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



19. Condensed Financial Statements of Commonwealth Equity Trust (CET) Only, continued:

                           Commonwealth Equity Trust
                             (Debtor-in-Possession)
                       Condensed Statement of Cash Flows
                     for the year ended September 30, 1993
                                   __________

       Cash flows from operating activities:
          Net loss                                                              $(71,997,000)
                                                                                ------------
          Adjustments to reconcile net loss to net cash used
           by operating activities:
            Depreciation and amortization                                          5,024,000
            Valuation losses                                                      45,778,000
            Accretion of note discount                                              (287,000)
            Allocable loss from CalREIT and 3604                                   5,482,000
            Loss on foreclosure or sale of investments, net                        7,478,000
          Changes in other assets and liabilities, net                             4,690,000
                                                                                ------------

              Total adjustments                                                   68,165,000
                                                                                ------------

                Net cash used by operating activities                             (3,832,000)
                                                                                ------------

       Cash flows from investing activities:
         Purchases of and improvements to rental properties                       (2,778,000)
         Distributions from CalREIT, net                                           1,868,000
         Proceeds from sales of and collections on notes receivable               11,499,000
         Proceeds from sales of rental properties                                  1,756,000
                                                                                ------------

                Net cash provided by investment activities                        12,345,000
                                                                                ------------

       Cash flows from financial activities:
         Principal payments on long-term notes payable                            (6,577,000)
                                                                                ------------

                Net cash used by financing activities                             (6,577,000)
                                                                                ------------

       Net increase in cash                                                        1,936,000
       Cash, beginning of year                                                     1,277,000
                                                                                ------------

       Cash, end of year                                                        $  3,213,000
                                                                                ============

                           COMMONWEALTH EQUITY TRUST
                             (Debtor-in-Possession)
                                 AND AFFILIATES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 ______________



20.    Selected Quarterly Financial Data (Unaudited):

                                                                       Quarter Ended
                                              -------------------------------------------------------------
                                              December 31       March 31         June 30       September 30
                                              -----------       --------         -------       ------------
         1993
         ----
         Revenues                              $6,535,000     $6,526,000       $6,086,000        $7,568,000
                                                =========      =========        =========         =========

         Reorganization items                          --             --               --         $(679,000)
                                                                                                    =======
         Gain (loss) on fore-
          closure or sale of
          investments, net                       $465,000      $(303,000)       $(154,000)      $(7,138,000)
                                                  =======        =======          =======         =========

         Net loss                             $(2,908,000)   $(3,958,000)     $(2,602,000)     $(62,529,000)(1)
                                                =========      =========        =========        ==========

         Net loss per share                         $(.12)         $(.16)           $(.10)           $(2.49)
                                                      ===            ===              ===              ====

         1992
         ----

         Revenues                              $8,292,000     $7,541,000       $7,481,000        $8,072,000
                                                =========      =========        =========         =========
         Gain (loss) on sale
          of rental properties                   $921,000           $ --          $44,000         $(426,000)
                                                  =======             ==           ======           =======

         Net (loss)                           $(1,422,000)   $(3,537,000)     $(3,452,000)     $(48,307,000)(2)
                                                =========      =========        =========        ==========

         Net (loss) per share                       $(.06)         $(.14)           $(.14)           $(1.92)
                                                      ===            ===              ===              ====



         (1)  Includes $53,089,000 in valuation losses.

         (2)  Includes $48,130,000 in valuation losses.

July 21, 1994





                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  The Board of Trustees was composed of five and six persons during the year ended September 30, 1993. Two positions on the Board are currently vacant. The following table sets forth certain information as of June 30, 1994 with respect to each of the Trustees of The Trust and the Trust's single officer.

                                                   Trustee
         Name                              Age      Since      Office
         ----                              ---     -------      ------
         Doris V. Alexis                   72       1979       President of the Board of Trustees
         Richard Rathfon                   75       1980       Trustee
         Albert S. Rodda                   82       1983       Trustee
         Steven H. Gold                    54       1991       Trustee
         Howard E. Cohn                    42       1992       Trustee
         Frank A. Morrow                   54        --        Chief Executive Officer

         There are no arrangements or understandings between any trustee and any other person pursuant to which the trustee was or is to be selected as a trustee. There are no family relationships between any trustees.

         Until September 1, 1993, Jeffrey B. Berger served as Secretary of the Trust. William Gallagher served as a Trustee from April 28, 1993 until he resigned on August 9, 1993.

         The principal occupations and affiliations of the Trustees and Chief Executive Officer as of June 30, 1994 were as follows:

         DORIS V. ALEXIS, President of the Board of Trustees, formerly served as the Director of the California Department of Motor Vehicles. She was appointed to that position by the Governor in 1977 after 23 years of service with the Department of Motor Vehicles. She has experience in management, planning and budgeting and is currently a senior consultant to the National Traffic Safety Institute and a member of the Advisory Council to Californians for Drug Free Youth. She is the past President of the Board of Directors of the YWCA.

         HOWARD E. COHN serves in the capacity of Operations Manager for the Trust. He has specialized in general real estate law and real estate, personal injury and insurance defense litigation since 1980. Mr. Cohn received a B.S. degree in business administration from Menlo College in 1974 and a Juris Doctor degree from Western State University College of Law in 1976. Mr Cohn is also a Trustee and Secretary of the Trust's 77% owned subsidiary California Real Estate Investment Trust.

         STEVEN H. GOLD is Chairman and Chief Financial Officer of Center Financial Group, which arranges debt and equity financing. Mr. Gold specializes in financing major real estate developments including income and residential properties. he also originates joint ventures for developers with institutional partners. Mr. Gold writes regularly for real estate publications on real estate investment and financing. he has lectured at major universities and has given seminars throughout the United States, Canada and Western Europe on these topics. Mr. Gold earned a Master's Degree in Business Administration from the University of California, Los Angeles. He is a Chairman of the Real Estate Advisory Board of UCLA and is a member of the Dean's Council of the UCLA School of Architecture and Urban Planning. He is listed in Who's Who in Real Estate and is a director of numerous civic organizations, including the Anti-Defamation League, The United Jewish Appeal and the Guardians.

         RICHARD RATHFON, now retired, was the Sacramento City Manager from 1968 to 1976. He has over 31 years of diversified experience in housing, architecture and urban planning. He is currently Chairman of the Capital Area Development Authority.

         ALBERT S. RODDA, A.B., M.A. AND Ph.D. from Stanford University, taught American History and Principles of Economics for 20 years at Sacramento City College. He served as Senator in the California State Senate for 22 years and is an Executive Secretary of the California Commission on State Finance for two years. During World War II he served in the Pacific as a gunnery officer with the U.S. Navy.

         FRANK A. MORROW is Chief Executive Officer of the Trust. He received a B.S. from the U.S. Naval Academy in 1961 and an M.B.A. from Stanford University in 1971. He has a range of real estate and management experience, having served as Director of Real Estate for Stanford University, Senior Vice President/Regional Manager of Bedford Properties, Senior Vice President of Boise Cascade Urban Development Corporation and assistant to the Chairman of Hawaiian Airlines, among other experience.

         POST-REORGANIZATION MANAGEMENT. The Amended Plan or Reorganization provides that, on the plan effective date, the Board of Trustees will consist of five persons, one of whom shall be designated by the Trust, provided that the Trust's designee is Mr. Morrow; and three of whom shall be designated by a majority vote of an election committee consisting of two Pacific Mutual Lender designees and one Equity Committee designee. The Trustees shall serve for an initial one year period.

         The Plan Proponents have reached an agreement with Frank Morrow on the terms of his continued management services after the plan effective date. The agreement will provide that Morrow will act as Chief Executive Officer for a term of one year, for monthly compensation of $25,000, commencing on the effective date, and terminable at any date with or without cause by the Trustees. If the contract is terminated before the first anniversary date or not renewed at the first anniversary, Mr. Morrow will be entitled to receive a termination payment equal to one year's salary ($300,000).

ITEM 11.         EXECUTIVE COMPENSATION


         The following table lists the cash compensation of the Trustees and the officers of the Trust for the fiscal year ended September 30, 1993:

                 Name of individual or
                 number of persons in              Capacities in               Cash
                       group                       which served             compensation
                 ---------------------             ------------             ------------
                 All Trustees and                  Trustees and             $150,000 (2)
                 officers as a group               Secretary
                 (seven people) (1)

         (1) Includes compensation paid to Jeffrey B. Berger as Secretary of the Trust from October 1, 1992 through August 31, 1993.

         (2) Does not include amounts paid to Center Financial Group, a company owned by Mr. Gold, a trustee. Also does not include amounts paid to Howard Cohn, a trustee, for legal services. See "Certain Relationships and Related Transactions."

Trustees and Officer

         Each Trustee is paid $2,000 for each Trustees' meeting attended. During the fiscal year ended September 30, 1993, 8 regular meetings and 3 special meetings for the Trustees were held.

         In August 1992, the Trust established a policy pursuant to which Trustees who are requested to render extraordinary service to the Trust receive $2,000 per full day, or a pro rata amount for less than a full day, plus expenses incurred in performing such services. If any Trustee receives a transaction fee in connection with any services performed for the Trust, expenses and extraordinary compensation paid or payable will be credited against the amount of the transaction fee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



         Following is the beneficial security ownership of the trustees of the Trust and all trustees, officers and former officers as a Group who owned Shares at June 30, 1994. Except as otherwise indicated, all securities are directly or beneficially owned by the named trustee. No person is known to the Trust to own beneficially more than 5% of the outstanding Shares.

                                            Amount and Nature
                 Name of Beneficial           of Beneficial          Percent
Title of Class          Owner                   Ownership           of Class
- - --------------   ------------------        -----------------        --------
Shares of         Doris V. Alexis                   232                  *
Beneficial
Interest          Jeffrey B. Berger               1,161                  *

                  Richard Rathfon                   705                  *

                  Albert S. Rodda                 1,524                  *

                  All trustees, officers
                  and former officers
                  as a group (7 people)           3,622                  *

*  Ownership represents less than 1% of the total outstanding Shares.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Jeffrey B. Berger, former Secretary and a former Trustee of the Trust, is Chairman of the Board, President and a shareholder of B&B Property Investment, Development and Management Company, Inc., which was financial advisor to the Trust until September 1, 1993. An Advisory Agreement between the Trust and B&B provided for compensating for various types of services at such rates as may be agreed upon and reimbursement of expenses incurred in performing such services. The agreement provided that B&B would reimburse the Trust for any promotional or annual expenses which exceeded the statutory allowable limits established by the Stated of California. The portion of the Advisory Agreement which related to property management services was transferred by the Trust and B&B to B&B's wholly owned subsidiary, B&B Property Investments, Inc. ("B&B Property") on December 20, 1979.

         During the fiscal year ended September 30, 1993, B&B and B&B property received $2,826,000 as compensation, leasing commissions, and expense reimbursements.

         In addition, Mr. Berger is sole shareholder of North Main St. Co., which managed the Trust's hotel properties pursuant to leases, each with a primary term expiring December 31, 1998, which provide (subject to reduction during scheduled capital improvements projects) for annual rent of the greater of $2,520,000 or a percentage rent based on certain revenue categories from the hotels. CET received $1,854,000 from North Main St. Co pursuant to such leases in 1993 before terminating the lease arrangement on or about July 20, 1993.

         In October 1992, the Trust entered into an Exchange Agreement with California Real Estate Investment Trust ("Cal REIT"), its 77% owned subsidiary, pursuant to which the Pavillions at Mesa property in Mesa, Arizona was exchanged for notes receivable collateralized by deeds of trust owned by Cal REIT. The value of the transaction was estimated at the time to be approximately $6,300,000. Each party paid one-half of the expenses of the exchange. Thereafter, the Trust sold $1,084,000 of the notes for $920,000 in cash.

         Howard E. Cohn, a Trustee of the Trust, received $252,219 fees for legal from the Trust in Fiscal 1993.

         During the year ended September 30, 1993, the Trust paid fees of $93,000 to a company owned by Mr. Gold, a Trustee, for consulting services in connection with obtaining debt for the Trust.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K



(a) (1)  FINANCIAL STATEMENTS                                                                 Page
- - -------  --------------------                                                                 ----
         Included in Part II of this report:

         Independent Auditors' Reports                                                       19-21
         Consolidated Balance Sheets at September 30, 1993 and 1992                             22
         Consolidated Statements of Operations, Years Ended
            September 30, 1993, 1992 and 1991                                                   23
         Consolidated Statements of Changes in Shareholders' Equity,
            Years Ended September 30, 1993, 1992 and 1991                                       24
         Consolidated Statements of Cash Flows, Years Ended
            September 30, 1993, 1992 and 1991                                                   25
         Notes to Consolidated Financial Statements                                          26-48

(a) (2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND EXHIBITS FILED


         Schedule IX   -  Short Term Borrowings                                          56

         Schedule X    -  Supplementary Income Statement Information                     57

         Schedule XI   -  Real Estate and Accumulated Depreciation                    58-62

         Schedule XII  -   Mortgage Loans on Real Estate                              63-65



         The statements and schedules referred to above should be read in conjunction with the financial statements with notes thereto included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the consolidated financial statements or notes thereto.



(b)      Reports on Form 8-K


         The Trust filed three reports on Form 8-K during the quarter ended September 30, 1993 as follows:

                                                                       Financial
         Date of Report                 Item Reported               Statements Filed
         --------------           -------------------------         ----------------
         July 7, 1993             Lenders' notice of default              N/A
                                  and entry of the trust into
                                  a Standstill Agreement with
                                  the Lenders.

         July 29, 1993            Further negotiations with               N/A
                                  the lenders and the
                                  execution of a new Standstill
                                  Agreement.

         August 11, 1993          The Trust's filing of a                 N/A
                                  Chapter 11 petition.

(c)      Exhibits

         3.1 Declaration of Trust, filed as Exhibit A to the Trust's Form 10, filed on December 31, 1979, and incorporated herein by reference.

         10.1 Services and Confidentiality Agreement dated as of March 8, 1994, between the Trust and FAMA Management, Inc.

         16. Letter dated November 15, 1993 from KPMG Peat Marwick to Securities and Exchange Commission, filed as Exhibit A to the Trust's Form 8-K/A Report dated November 3, 1993 and incorporated herein by reference.

COMMONWEALTH EQUITY TRUST AND AFFILIATES
SCHEDULE IX - SHORT-TERM BORROWINGS
Years ended September 30, 1993, 1992 and 1991


                                         Weighted      Maximum        Average         Weighted
              Category        Balance     Average      Amount         Amount          Average
                 Of           End of     Interest    Outstanding    Outstanding     Interest Rate
  Year        Borrowing       Year***      Rate      During Year    During Year*    During Year**
  ----        ---------       -------    --------    -----------    ------------    -------------
  1993    Bank              $         0      --     $         0     $          0         --
          Borrowings


  1992    Bank              $         0    8.00%    $29,000,000     $29,000,000        8.40%
          Borrowings


  1991    Bank              $29,000,000    9.50%    $38,150,000     $32,330,035        9.60%
          Borrowings


* Average borrowings were computed by dividing the borrowed amounts, which were weighted on the basis of the number of days outstanding, by 365 days for 1991 and by 259 days for 1992.


** The weighted average interest rate during the year was determined by dividing total interest expense related to short-term borrowings by average borrowings outstanding during the year.


*** As a result of the July 17, 1992 debt restructuring agreement, the note payable to bank is currently secured and included as part of the principal and deferred interest notes.

                                                             Charged to Costs and Expenses
               Item                                             Year Ended September 30,
- - ----------------------------------                       --------------------------------------
                                                            1993          1992          1991
                                                         ----------     ---------     ---------
Real estate taxes                                        $3,080,000     2,757,000     2,570,000

Repairs and maintenance                                   1,721,000     1,519,000     1,466,000

- - --------------------------------------------------------------------------------
COMMONWEALTH EQUITY TRUST AND AFFILIATES
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 1993          Page 1 Part A
- - --------------------------------------------------------------------------------

                    Column A                              Column B               Column C                     Column D
- - -----------------------------------------------        --------------   --------------------------  -----------------------------
                                                                                                    Cost Capitalization Subsequent
                                                                          Initial Cost to Trust             to Acquisition
                                                                        --------------------------  ------------------------------
                                                                                        Buildings,
                                                                                      Improvements
                                                                                      and Personal
                  Description                          Encumbrances       Land         Property      Improvements   Carrying Cost
                  -----------                          ------------     ---------    ------------    ------------   -------------
OFFICE BUILDINGS:
  Milpitas, Milpitas, California                        $     -          2,957,000       4,475,000    3,285,000          -
  Pacific Palisades, Pacific Palisades, California        8,793,000      3,777,000      10,819,000      822,000        387,000
  Timberlake, Sacramento, California                        546,000         Leased       1,908,000      350,000         55,000
  16th and K Streets, Sacramento, California                  -            550,000       4,586,000      121,000        134,000
  3604 Fair Oaks Boulevard, Sacramento, California        2,479,000        700,000       2,585,000       66,000          -
  425 University Avenue, Sacramento, California           2,948,000        800,000       3,218,000    1,160,000        124,000
  Town Center Garden Office Park, Long Beach, California      -          3,805,000      11,414,000      396,000        396,000
  11135 Trade Center Drive, Rancho Cordova, California        -          1,238,000       4,390,000       37,000        145,000
  11167 Trade Center Drive, Rancho Cordova, California        -            586,000         956,000       14,000         40,000
  Hurley Ethan Office Park I, Sacramento, California      1,214,000        650,000       2,277,000    1,174,000        100,000
  System Integrators Buildings, Sacramento, California    4,679,000      1,532,000       6,532,000       13,000        208,000
  Hurley Ethan Office Park II, Sacramento, California     2,245,000      1,631,000       3,166,000      240,000        124,000
  Parkway Center, El Dorado Hills, California                 -            233,000       1,224,000       31,000         38,000
  Redfield Commerce Center, Scottsdale, Arizona               -            552,000         855,000       55,000          -
                                                          ----------     ---------      ----------    ---------      ---------
Total office buildings                                    22,904,000    19,011,000      58,405,000    7,764,000      1,751,000
                                                          ----------     ---------      ----------    ---------      ---------
COMMERCIAL BUILDINGS:

  One Sunrise Park, Rancho Cordova, California                -            536,000       2,314,000      517,000         80,000
  Burbank Mini--Warehouse, Santa Rosa, California             -            692,000       1,814,000       -              65,000
  Regency Plaza, Sacramento, California                   8,864,000      4,200,000       7,986,000    1,626,000        486,000
  Villa Del Sol, Fullerton, California                        -          1,904,000       1,436,000      649,000         99,000
  University Village, Sacramento, California              7,745,000        939,000       7,952,000    1,124,000        244,000
  TGIF Sunrise Hills, Citrus Heights, California              -            458,000       1,374,000        5,000         47,000
  Fulton Square, Sacramento, California                     340,000         Leased       3,536,000       -               -
  Totem Square, Kirkland, Washington                      4,425,000      3,175,000       5,793,000       70,000          -
  Downtown Mini Storage, Sacramento, California               -             Leased       1,951,000        4,000         50,000
  515 S. Fair Oaks Avenue, Pasadena, California               -          1,410,000       2,619,000    1,716,000          -
  Imperial Canyon, Anaheim, California                    4,540,000      2,408,000       5,061,000      427,000          -
  Sunrise Hills, Citrus Heights, California               4,331,000      2,746,000       4,294,000      337,000        182,000
  Sierra Oaks, Roseville, California                      4,971,000      2,109,000       6,003,000      292,000        213,000
  Mallory Service Building, Walnut Creek, California          -          2,005,000         415,000       -              63,000
                                                          ----------     ---------      ----------    ---------      ---------
Total commercial buildings                                35,216,000     22,582,00      52,548,000    6,767,000      1,529,000
                                                          ----------     ---------      ----------    ---------      ---------

                                                                                                                     (Continued)

- - --------------------------------------------------------------------------------
COMMONWEALTH EQUITY TRUST AND AFFILIATES
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 1993          Page 2 Part A
- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
                       Column A                              Column B            Column C                     Column D
- - ---------------------------------------------------------  ------------  ------------------------  ------------------------------
                                                                                                   Cost Capitalization Subsequent
                                                                          Initial Cost to Trust            to Acquisition
                                                                         ------------------------  ------------------------------
                                                                                      Buildings,
                                                                                     Improvements
                                                                                     and Personal
                    Description                            Encumbrances     Land       Property    Improvements     Carrying Cost
                    -----------                            ------------  ----------  ------------  ------------     -------------
LAND:
 Florin Perkins, Sacramento, California                            -      4,752,000          -       1,476,000              -
 Parthenia, Northridge, California                                 -      2,025,000          -             -                -
                                                           -----------   ----------  -----------    ----------       ----------
Total land                                                         -      6,777,000          -       1,476,000              -
                                                           -----------   ----------  -----------    ----------       ----------
HOTELS:
 Redding Holiday Inn, Redding, California                    1,577,000    1,838,000    2,756,000     2,446,000          163,000
 Chico Holiday Inn, Chico, California                              -        636,000    7,035,000     3,032,000          234,000
 Sacramento Holiday Inn, Sacramento, California                    -      4,251,000   13,618,000     4,090,000          511,000
 Walnut Creek Holiday Inn, Walnut Creek, California                -      3,750,000    8,800,000       925,000          344,000
 Casa Grande Motor Inn, Aroyo Grande, California             3,121,000    1,289,000    3,911,000       949,000              -
 Howard Johnson's, Lake Ozark, Missouri                      1,285,000      463,000    3,397,000       243,000          106,000
                                                           -----------   ----------  -----------    ----------       ----------
Total hotels                                                 5,983,000   12,227,000   39,517,000    11,685,000        1,358,000
                                                           -----------   ----------  -----------    ----------       ----------
Total Investment in Real Estate                            $64,103,000   60,597,000  150,470,000    27,692,000        4,638,000
                                                           ===========   ==========  ===========    ==========       ==========
PARTNERSHIPS:
 CR Properties, Sacramento, California                     $         0            0            0             0        7,728,000
 Placer Ranch, Rocklin, California                                   0            0            0             0       13,701,000
                                                           -----------   ----------  -----------    ----------       ----------
Total Investment in Partnerships                           $         0            0            0             0       21,429,000
                                                           ===========   ==========  ===========    ==========       ==========
Total Investment in Real Estate and Partnerships           $64,103,000   60,597,000  150,470,000    27,692,000       26,067,000
                                                           ===========   ==========  ===========    ==========       ==========

(1) The reduction in basis resulted from a judgment against the original seller of the property.

(2) Represents total cost of assets after valuation allowance.

(3) The Trust establishes allowances for possible investment losses which represent the excess of the carrying value of individual properties over their appraised or estimated net realizable value. Various external factors, particularly the lack of credit available to purchasers of real estate and overbuilt real estate markets have adversely affected real estate and necessitated the allowance.

- - --------------------------------------------------------------------------------
COMMONWEALTH EQUITY TRUST AND AFFILIATES
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 1993          Page 1 Part B
- - --------------------------------------------------------------------------------

                    Column A                                                    Column E
- - -----------------------------------------------               ------------------------------------------------

                                                                            Gross Amount at Which
                                                                          Carried at Close of Period
                                                              ------------------------------------------------
                                                                                         Valuation
                                                                          Buildings and    Write
                 Description                                     Land      Improvements   Down(3)     Total(2)
                 -----------                                    ------    -------------  ---------    --------
OFFICE BUILDINGS:
  Milpitas, Milpitas, California                             $  2,957,000    7,760,000   5,816,000    4,901,000
  Pacific Palisades, Pacific Palisades, California              3,777,000   12,028,000   5,220,000   10,585,000
  Timberlake, Sacramento, California                               Leased    2,313,000     942,000    1,371,000
  16th and K Streets, Sacramento, California                      550,000    4,841,000   1,336,000    4,055,000
  3604 Fair Oaks Boulevard, Sacramento, California                700,000    2,651,000     500,000    2,851,000
  425 University Avenue, Sacramento, California                   800,000    4,502,000   1,458,000    3,844,000
  Town Center Garden Office Park, Long Beach, California        3,805,000   12,206,000   9,222,000    6,789,000
  11135 Trade Center Drive, Rancho Cordova, California          1,238,000    4,572,000   2,745,000    3,065,000
  11167 Trade Center Drive, Rancho Cordova, California            586,000    1,010,000     447,000    1,149,000
  Hurley Ethan Office Park I, Sacramento, California              650,000    3,551,000   1,381,000    2,820,000
  System Integrators Buildings, Sacramento, California          1,532,000    6,753,000     490,000    7,795,000
  Hurley Ethan Office Park II, Sacramento, California           1,631,000    3,530,000   2,354,000    2,807,000
  Parkway Center, El Dorado Hills, California                     233,000    1,293,000       -        1,526,000
  Redfield Commerce Center, Scottsdale, Arizona                   552,000      910,000     542,000      920,000
                                                               ----------   ----------  ----------   ----------
Total office buildings                                         19,011,000   67,920,000  32,453,000   54,478,000
                                                               ----------   ----------  ----------   ----------
COMMERCIAL BUILDINGS:

  One Sunrise Park, Rancho Cordova, California                    536,000    2,911,000     894,000    2,553,000
  Burbank Mini--Warehouse, Santa Rosa, California                 692,000    1,879,000     666,000    1,905,000
  Regency Plaza, Sacramento, California                         4,200,000   10,098,000       -       14,298,000
  Villa Del Sol, Fullerton, California                          1,904,000    2,184,000   3,075,000    1,013,000
  University Village, Sacramento, California                      939,000    9,320,000     574,000    9,685,000
  TGIF Sunrise Hills, Citrus Heights, California                  458,000    1,426,000      27,000    1,857,000
  Fulton Square, Sacramento, California                            Leased    3,536,000       -        3,536,000
  Totem Square, Kirkland, Washington                            3,175,000    5,863,000   1,405,000    7,633,000
  Downtown Mini Storage, Sacramento, California                    Leased    2,005,000     342,000    1,663,000
  515 S. Fair Oaks Avenue, Pasadena, California                 1,410,000    4,335,000     887,000    4,858,000
  Imperial Canyon, Anaheim, California                          2,408,000    5,488,000   2,880,000    5,016,000
  Sunrise Hills, Citrus Heights, California                     2,746,000    4,813,000   1,079,000    6,480,000
  Sierra Oaks, Roseville, California                            2,109,000    6,508,000     792,000    7,825,000
  Mallory Service Building, Walnut Creek, California            2,005,000      478,000   1,366,000    1,117,000
                                                               ----------   ----------  ----------   ----------
Total commercial buildings                                     22,582,000   60,844,000  13,987,000   69,439,000
                                                               ----------   ----------  ----------   ----------

                                                                     Column F        Column G     Column H      Column I
                                                                     --------        ---------    --------      --------
                                                                                                              Life on Which
                                                                                                             Depreciation in
                                                                                                              Latest Income
                                                                    Accumulated       Date of       Date      Statement is
                   Description                                     Depreciation    Construction   Acquired      Computed
                   -----------                                     ------------    ------------   --------    --------------
OFFICE BUILDINGS:
  Milpitas, Milpitas, California                                      1,401,000          1986        1/85         40 Years
  Pacific Palisades, Pacific Palisades, California                    2,482,000          1981        4/86         40 Years
  Timberlake, Sacramento, California                                    412,000          1973       12/86         40 Years
  16th and K Streets, Sacramento, California                            855,000          1987        8/87         40 Years
  3604 Fair Oaks Boulevard, Sacramento, California                      446,000          1986       12/86         40 Years
  425 University Avenue, Sacramento, California                         904,000          1977       11/85         40 Years
  Town Center Garden Office Park, Long Beach, California              2,089,000          1983       12/87         40 Years
  11135 Trade Center Drive, Rancho Cordova, California                  745,000          1984        5/88         40 Years
  11167 Trade Center Drive, Rancho Cordova, California                  170,000          1984        5/88         40 Years
  Hurley Ethan Office Park I, Sacramento, California                    529,000          1978        4/88         40 Years
  System Integrators Buildings, Sacramento, California                1,095,000          1984        5/88         40 Years
  Hurley Ethan Office Park II, Sacramento, California                   558,000          1981        6/88         40 Years
  Parkway Center, El Dorado Hills, California                           223,000          1985        1/88         40 Years
  Redfield Commerce Center, Scottsdale, Arizona                         187,000          1983        5/88         30 Years
                                                                     ----------
Total office buildings                                               12,096,000
                                                                     ----------
COMMERCIAL BUILDINGS:

  One Sunrise Park, Rancho Cordova, California                          792,000          1982        8/83         35 Years
  Burbank Mini--Warehouse, Santa Rosa, California                       450,000          1984        4/85         40 Years
  Regency Plaza, Sacramento, California                               2,109,000          1986        5/85         40 Years
  Villa Del Sol, Fullerton, California                                  473,000          1955        5/85         40 Years
  University Village, Sacramento, California                          1,684,000          1975       12/86         40 Years
  TGIF Sunrise Hills, Citrus Heights, California                        277,000          1984        1/87         40 Years
  Fulton Square, Sacramento, California                                 206,000          1980        5/91         40 Years
  Totem Square, Kirkland, Washington                                    406,000          1981       11/90         40 Years
  Downtown Mini Storage, Sacramento, California                         323,000          1980        3/88         40 Years
  515 S. Fair Oaks Avenue, Pasadena, California                         560,000     1915/1988        7/88         40 Years
  Imperial Canyon, Anaheim, California                                  696,000     1980/1986        7/88         40 Years
  Sunrise Hills, Citrus Heights, California                             680,000          1981        1/89         40 Years
  Sierra Oaks, Roseville, California                                    925,000          1989        1/89         40 Years
  Mallory Service Building, Walnut Creek, California                    107,000          1970       10/88         40 Years
                                                                     ----------
Total commercial buildings                                            9,688,000
                                                                     ----------
                                                                                                                  (Continued)

COMMONWEALTH EQUITY TRUST AND AFFILIATES
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 1993          Page 2 Part B

                    Column A                                                  Column E
- - -------------------------------------------------        ------------------------------------------------------
                                                                         Gross Amount at Which
                                                                       Carried at Close of Period
                                                         ------------------------------------------------------
                                                                                       Valuation
                                                                       Buildings and     Write
                    Description                              Land      Improvements     Down (3)      Total (2)
                    -----------                              ----      -------------    --------      ---------
LAND:
 Florin Perkins, Sacramento, California                    4,752,000      1,476,000     4,058,000      2,170,000
 Parthenia, Northridge, California                         2,025,000          -         2,025,000              0
                                                         -----------    -----------    ----------    -----------
Total land                                                 6,777,000      1,476,000     6,083,000      2,170,000
                                                         -----------    -----------    ----------    -----------
HOTELS:
 Redding Holiday Inn, Redding, California                  1,838,000      5,365,000     2,601,000      4,602,000
 Chico Holiday Inn, Chico, California                        636,000     10,301,000     2,208,000      8,729,000
 Sacramento Holiday Inn, Sacramento, California            4,251,000     18,219,000     8,597,000     13,873,000
 Walnut Creek Holiday Inn, Walnut Creek, California        3,750,000     10,069,000     8,325,000      5,494,000
 Casa Grande Motor Inn, Aroyo Grande, California           1,289,000      4,860,000     2,769,000      3,380,000
 Howard Johnson's, Lake Ozark, Missouri                      463,000      3,746,000     1,636,000      2,573,000
                                                         -----------    -----------    ----------    -----------
Total hotels                                              12,227,000     52,560,000    26,136,000     38,651,000
                                                         -----------    -----------    ----------    -----------
Total Investment in Real Estate                          $60,597,000    182,800,000    78,659,000    164,738,000
                                                         ===========    ===========    ==========    ===========
PARTNERSHIPS:
 CR Properties, Sacramento, California                   $         0              0     7,728,000              0
 Placer Ranch, Rocklin, California                                 0              0     9,701,000      4,000,000
                                                         -----------    -----------    ----------    -----------
Total Investment in Partnerships                         $         0              0    17,429,000      4,000,000
                                                         ===========    ===========    ==========    ===========
Total Investment in Real Estate and Partnerships         $60,597,000    182,800,000    96,088,000    168,738,000
                                                         ===========    ===========    ==========    ===========


                                                          Column F       Column G      Column H      Column I
                                                        ------------   ------------    --------    ------------
                                                                                                   Life on Which
                                                                                                  Depreciation in
                                                                                                   Latest Income
                                                        Accumulated       Date of        Date       Statement is
                    Description                         Depreciation   Construction    Acquired       Computed
                    -----------                         ------------   ------------    --------       --------
LAND:
 Florin Perkins, Sacramento, California                       -               n/a        6/91              n/a
 Parthenia, Northridge, California                            -               n/a        9/92              n/a
                                                         ----------
Total land                                                    -
                                                         ----------
HOTELS:
 Redding Holiday Inn, Redding, California                 1,302,000     1968/1971        7/85         40 Years
 Chico Holiday Inn, Chico, California                     2,029,000     1972/1979        9/86         40 Years
 Sacramento Holiday Inn, Sacramento, California           3,773,000          1978        9/86         40 Years
 Walnut Creek Holiday Inn, Walnut Creek, California       2,093,000          1987        3/85         40 Years
 Casa Grande Motor Inn, Aroyo Grande, California             75,000          1984        9/92         40 Years
 Howard Johnson's, Lake Ozark, Missouri                     652,000          1972        2/88         40 Years
                                                         ----------
Total hotels                                              9,924,000
                                                         ----------
Total Investment in Real Estate                          31,708,000
                                                         ==========
PARTNERSHIPS:
 CR Properties, Sacramento, California                            0
 Placer Ranch, Rocklin, California                                0
                                                         ----------
Total Investment in Partnerships                                  0
                                                         ==========
Total Investment in Real Estate and Partnerships         31,708,000
                                                         ==========

- - ------------------------------------------------------------------------------
COMMONWEALTH EQUITY TRUST AND AFFILIATES
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
- - ------------------------------------------------------------------------------

Reconciliation of total real estate carrying values for the three years ended
  September 30, 1993, 1992 and 1991 are as follows:

                                                       1993           1992          1991
                                                   ------------    -----------   -----------
ASSET RECONCILIATION:
  Balance, beginning of year                       $259,060,000    295,433,000   314,254,000

  Additions:

    Property acquisitions                                  -              -       18,492,000

    In-substance foreclosures on properties                -         7,225,000          -

    Improvements                                      4,267,000      5,129,000     4,609,000

  Deductions:

    Real estate sold                                (35,217,000)   (16,649,000)  (15,777,000)

    In-substance foreclosures                       (50,908,000)          -             -

    Valuation losses                                (12,464,000)   (32,078,000)  (26,145,000)
                                                   ------------    -----------   -----------
  Balance, end of year                             $164,738,000    259,060,000   295,433,000
                                                   ============    ===========   ===========

ACCUMULATED DEPRECIATION
  RECONCILIATION:
  Balance, beginning of year                       $ 37,019,000     31,423,000    23,341,000

  Additions:

    Depreciation                                      5,686,000      7,744,000     9,481,000

  Deductions:

    Accumulated depreciation on
      real estate sold                               (4,324,000)    (2,148,000)   (1,399,000)

    Accumulated depreciation on
      in-substance foreclosures                      (6,673,000)          -             -
                                                   ------------    -----------   -----------
  Balance, end of year                             $ 31,708,000     37,019,000    31,423,000
                                                   ============    ===========   ===========

- - ------------------------------------------------------------------------------
COMMONWEALTH EQUITY TRUST AND AFFILIATES
SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Notes Receivable Collateralized
by Deeds of Trust)
SEPTEMBER 30, 1993
- - -----------------------------------------------------------------------------

         Column A     Column B  Column C     Column D          Column E  Column F           Column G                 Column H
         --------     --------  --------     --------          --------  --------    ----------------------          --------
                                                                                     Valuation     Carrying      Principal Amount of
                                 Final       Periodic                   Face Amount    Write       Amount of       Loans Subject to
                      Interest  Maturity     Payment            Prior    of Notes     Down or       Notes       Delinquent Principal
       Description      Rate      Date        Terms             Liens   Receivable  Discounts(2)  Receivable(1)     or Interest
       -----------      ----      ----        -----             -----   ----------  ------------  -------------     -----------
FIRST DEEDS OF TRUST:

  Land, Corona,                          Monthly interest
    California         10.00%     1992     only payments         N/A    $   49,000                 $   49,000       $ 49,000

  Retail Building,                       Monthly principal and
    Tempe, Arizona      9.25%     2017     interest payments
                                           of $9,249             N/A       969,000                    969,000           None

  Commercial Building,                   Monthly principal and
    Napa, California    9.00%     1995     interest payments
                                           of $2,923             N/A       348,000                    348,000           None

  Commercial Building,                   Monthly principal and
    Bakersfield,        9.00%     1993     interest payments
    California                             of $10,318            N/A       248,000    $248,000              0        248,000

  Commercial Building,                   Monthly interest
    Corona, California  9.50%     1995     only payments         N/A     1,684,000                  1,684,000           None

  Office Building,                       Monthly interest
    Sacramento,         9.50%     1993     only payments         N/A       619,000       8,000        611,000           None
    California

  Office Building,                       Monthly interest
    Sacramento,        10.00%     1996     only payments         N/A     2,428,000     953,000      1,475,000           None
    California

  Office Building,                       Monthly interest
    Phoenix, Arizona    8.00%     1996     only payments         N/A       867,000     168,000        699,000           None

  Office/Commercial                      Monthly 50% interest
    Building, Phoenix,  8.00%     2000     only payments         N/A     9,256,000     994,000      8,262,000           None
    Arizona

- - ------------------------------------------------------------------------------
COMMONWEALTH EQUITY TRUST AND AFFILIATES
SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
(Notes Receivable Collateralized by Deeds of Trust)
SEPTEMBER 30, 1993
- - ------------------------------------------------------------------------------

          Column A          Column B  Column C     Column D        Column E    Column F            Column G              Column H
          --------          --------  --------     --------        --------    --------     ---------------------        --------

                                                                                                                         Principal
                                                                                                                           Amount
                                                                                                                          of Loans
                                                                                             Valuation     Carrying       Subject to
                                        Final       Periodic                   Face Amount     Write      Amount of      Delinquent
                             Interest Maturity      Payment         Prior        of Notes     Down or       Notes       Principal or
        Description            Rate     Date         Terms          Liens       Receivable   Discounts(2) Receivable(1)  Interest
        -----------           ------  --------      --------       -------      ----------   ---------    ----------    -----------

SECOND DEEDS OF TRUST:
 Commercial Building,
   Pacheco, California         9.25%    1998   Monthly interest
                                                 only payments      2,190,000       780,000                    780,000        None

 Commercial Office Building,                   Monthly interest
   San Francisco, California  10.50%    1996     only payments      3,400,000       475,000                    475,000      75,000

 Office Building,                              Monthly interest
   Corona, California         11.00%    1993     only payments      1,368,000       275,000                    275,000       5,000

 Office/retail complex,                        Monthly interest
   Fountain Valley,           11.50%    1998     only payments      9,117,000     6,454,000    5,634,000       820,000        None
   California

 Office/warehouse complex,    10.00% -         Monthly interest
   Sunnyvale, California      16.00%    1989     only payments        850,000     2,071,000                  2,071,000   2,071,000

 Retail Building,                              Monthly interest
   Sacramento, California     11.00%    1994     only payments      1,548,000       211,000      211,000             0        None

 Commercial Building,                          Monthly 50% interest
   Tempe, Arizona              8.00%    2000     only payments        958,000       360,000      214,000       146,000        None

 Commercial Building,                          Monthly principal and
   Westminster, California     9.50%    1998     interest payments
                                                 of $5,000          5,750,000       598,000                    598,000        None
                                                                  -----------   -----------   ----------   -----------
                                                                  $25,181,000   $27,692,000   $8,430,000   $19,262,000
                                                                  ===========   ===========   ==========   ===========


(1) Represents carrying amount of notes after valuation allowance.

(2) The Trust establishes allowances for possible investment losses which represent the excess of the face amount of the note over the appraised or estimated net realizable value of the property securing the note. In addition, discounts on the Trust's remaining interest in note sold has been recognized to reflect a market rate of interest. Such write downs in no way limit the obligation of the borrower to comply with the terms of the note.

- - ------------------------------------------------------------------------
COMMONWEALTH EQUITY TRUST AND AFFILIATES
SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
- - ------------------------------------------------------------------------

A summary of activity for note receivable collateralized by deeds of trust for the years ended September 30, 1993, 1992 and 1991 are as follows:

                                                       1993          1992         1991
                                                   ------------   ----------   ----------
Balance, beginning of year                         $ 31,740,000   36,553,000   40,495,000

  Additions:

    New loans                                         9,600,000    7,112,000   11,429,000

    Accretion of discount on
      notes receivable                                  303,000          -         76,000

    Additions to notes receivable
      from acquisition of interest
      in affiliate                                          -            -        536,000

    Additions to notes receivable from
      capitalization of accrued interest
      on note modification                               54,000    1,490,000          -

  Deductions:

    Sales and collections of principal              (16,958,000)  (1,271,000)  (5,903,000)

    Deductions for loss on sale of
      notes receivable                                 (935,000)         -            -

    Deductions from notes receivable
      applied to purchase                                   -            -     (9,730,000)

    Deductions from note receivable
      on in substance foreclosure                           -     (5,440,000)         -

    Write-offs                                              -            -       (350,000)

    Deductions from loss on prepayment
      of notes receivable                                   -        (95,000)         -

    Deductions from valuation losses
      and discounts on notes receivable              (4,542,000)  (6,609,000)         -
                                                   ------------   ----------   ----------
  Balance, end of year                             $ 19,262,000   31,740,000   36,553,000
                                                   ============   ==========   ==========

July 21, 1994


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                       COMMONWEALTH EQUITY TRUST



            July 25, 1994                                   /s/ FRANK A. MORROW
         ___________________                           ______________________________
                 Date                                         Frank A. Morrow
                                                          Chief Executive Officer



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            July 25, 1994                                  /s/ DORIS V. ALEXIS
         ____________________                          ______________________________
                 Date                                         Doris V. Alexis
                                                        President, Board of Trustees


            July 25, 1994                                   /s/ RICHARD RATHFON
         ____________________                          ______________________________
                 Date                                         Richard Rathfon
                                                                  Trustee


            July 25, 1994                                   /s/ ALBERT S. RODDA
         ____________________                          ______________________________
                 Date                                         Albert S. Rodda
                                                                  Trustee


            July 25, 1994                                   /s/ HOWARD E. COHN
         ____________________                          ______________________________
                 Date                                          Howard E. Cohn
                                                                  Trustee

July 21, 1994

                                 EXHIBIT INDEX


                                                                               Sequential
                                                                               Page
         3.1     Declaration of Trust, filed as Exhibit A to the               N/A
                 Trust's Form 10, filed on December 31, 1979, and
                 incorporated herein by reference.

        10.1     Services and Confidentiality Agreement dated as of            68-75
                 March 8, 1994, between the Trust and
                 FAMA Management, Inc.

        16.      Letter dated November 15, 1993 from KPMG Peat                 N/A
                 Marwick to Securities and Exchange Commission,
                 filed as Exhibit A to the Trust's Form 8-K/A
                 Report dated November 3, 1993 and incorporated
                 herein by reference.