Form 10-Q
period 1993-12-31
COMMONWEALTH EQUITY TRUST
filed 1994-08-18
CIK 314485

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For Quarter Ended   December 31, 1993      Commission file number 0-9097
                  ------------------------                        -------



                          COMMONWEALTH EQUITY TRUST
- - -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          California                                 94-2255677
- - -------------------------------            -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


              705 University Avenue, Sacramento, California 95825
        ----------------------------------------------------------------
        (Address of registrant's principal executive offices) (Zip Code)

                                (916) 929-8244
              ---------------------------------------------------
              (Registrants telephone number, including area code)


              ----------------------------------------------------
                                 (Former name)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes               X  No
                               ---          ---


         Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

           Class                                   Outstanding at December 31, 1993
- - -----------------------------------                --------------------------------
 Shares of Beneficial Interest                                 25,093,426
 Par value one dollar per share

                           COMMONWEALTH EQUITY TRUST
                                 AND AFFILIATES


                                     INDEX


Part I.  Financial Information

         Consolidated Condensed Balance Sheets - December 31, 1993
          and September 30, 1993                                                               3

         Consolidated Condensed Statements of Income - For the
          Three Months Ended December 31, 1993 and 1992                                        4

         Consolidated Condensed Statements of Cash Flows - For the
          Three Months Ended December 31, 1993 and 1992                                        5

         Notes to Consolidated Condensed Financial Statements                                  6

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations

              Capital Resources and Liquidity                                                  8
              Results of Operations                                                            8

Part II.                                                                                      10
                 Item 5: Other Information
                 Item 6: Reports on Form 8-K

                         Part I. FINANCIAL INFORMATION


                           COMMONWEALTH EQUITY TRUST
                                 AND AFFILIATES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     DECEMBER 31,      SEPTEMBER 30,
                                                                         1993               1993
                                                                     (Unaudited)         (Audited)
                                                                     ------------       ------------
Assets

Investments:
  Rental properties, less accumulated depreciation of
    $33,084,000 and $31,708,000 and valuation allowance
    of $78,850,000 and $78,659,000 at December 31, 1993
    and September 30, 1993, respectively                           $  132,036,000        133,030,000
  Partnership interests, net of valuation allowance of
    $17,924,611 and $17,429,000 at December 31, 1993                    4,000,000          4,000,000
    and September 30, 1993, respectively
  Notes receivable, net of valuation allowance of $6,320,000 and
    $6,964,000 at December 31, 1993 and September 30, 1993,
    respectively, and unaccreted discount of $2,004,000 and
    $ 1,466,000 at December 31, 1993 and September 30, 1993,
    respectively                                                       18,611,000         19,262,000
                                                                     ------------        -----------
                                                                      154,647,000        156,292,000

Cash                                                                    5,828,000          6,994,000
Restricted cash                                                           111,000            111,000
Rents and accrued interest receivable, net of valuation
  allowance of $2,484,000 and $2,478,000 at
  December 31, 1993 and September 30, 1993, respectively                1,065,000          1,179,000
Other assets                                                            3,835,000          4,637,000
                                                                     ------------        -----------
    Total assets                                                   $  165,486,000        169,213,000
                                                                   ==============        ===========

Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable, collateralized
    by deeds of trust on rental properties                         $   15,839,000         15,874,000
  Accounts payable and accrued expenses                                 3,936,000          3,526,000
                                                                     ------------        -----------
                                                                       19,775,000         19,400,000
Liabilities subject to compromise                                     132,927,000        133,065,000
                                                                     ------------        -----------

         Total liabilities                                            152,702,000        152,465,000
                                                                     ------------        -----------

Minority interests                                                      6,789,000          6,947,000
                                                                     ------------        -----------

Shareholders' Equity:
  Shares of beneficial interest, par value of $1 a share,
    unlimited authorization, 25,093,000 shares outstanding
    at December 31, 1993 and September 30, 1993                        25,093,000         25,093,000
  Additional paid-in capital                                          219,848,000        219,848,000
  Accumulated deficit                                                (238,946,000)      (235,140,000)
                                                                     ------------        -----------
    Total shareholders' equity                                          5,995,000          9,801,000
                                                                     ------------        -----------
    Total liabilities and shareholders' equity                     $  165,486,000        169,213,000
                                                                   ==============        ===========




See accompanying notes to consolidated condensed financial statements.

                           COMMONWEALTH EQUITY TRUST
                                 AND AFFILIATES

                  CONSOLIDATED CONDENSED STATEMENTS OF (lOSS)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                     1993         1992
                                                                ------------   ----------
REVENUES:
  Rent                                                          $  3,738,000    5,812,000
  Interest                                                           456,000      723,000
  Hotel                                                            4,387,000         -
                                                                ------------   ----------
                                                                   8,581,000    6,535,000
                                                                ------------   ----------
EXPENSES:
  Operating expenses                                               1,477,000    2,707,000
  Hotel operating expenses                                         4,165,000        -
  Property management                                                186,000      388,000
  Depreciation and amortization                                    1,274,000    1,787,000
  Interest                                                         3,468,000    3,903,000
  General and administrative                                         795,000      997,000
                                                                ------------   ----------
                                                                  11,365,000    9,782,000
                                                                ------------   ----------

Loss before reorganization items, gain on foreclosure or
  sale of investments, valuation losses and minority interest     (2,784,000)  (3,247,000)

  Reorganization items                                              (492,000)       -
                                                                ------------   ----------

Loss before gain on foreclosure or sale of investments,
  valuation losses and minority interest                          (3,276,000)  (3,247,000)

  Gain on sale of rental properties                                    -          465,000
                                                                ------------   ----------

Loss before valuation losses and minority interest                (3,276,000)  (2,782,000)

  Valuation losses                                                  (688,000)    (216,000)
                                                                ------------   ----------

Loss before minority interest                                     (3,964,000)  (2,998,000)

  Minority interest                                                  158,000       90,000
                                                                ------------   ----------

Net loss                                                        $ (3,806,000)  (2,908,000)
                                                                ============    =========

Weighted average number of shares of
  beneficial interest outstanding                               $ 25,093,000   25,093,000
                                                                ============    =========

Net loss per share of beneficial interest                       $      (0.15)       (0.12)
                                                                ============    =========

Cash distributions per share of beneficial interest             $       0.00         0.00
                                                                ============    =========





See accompanying notes to consolidated condensed financial statements.

                           COMMONWEALTH EQUITY TRUST
                                 AND AFFILIATES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                             1993         1992
                                                                        ------------    ---------
Cash flows from operating activities:
  Net loss                                                              $ (3,806,000)  (2,908,000)
                                                                        ------------    ---------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                          1,274,000    1,787,000
    Accretion of discount on notes receivable                                (89,000)       -
    Gain on sales of rental properties and partnership interest                -         (465,000)
    Minority interest in net loss                                           (158,000)     (90,000)
    Valuation losses                                                         688,000      216,000
  Changes in other assets and liabilities, net of acquisition effects of affiliates:
    Decrease in rents and accrued interest receivable                        162,000       70,000
    Decrease in other assets                                                 250,000      245,000
    (Decrease) increase in accounts payable and
      accrued expenses                                                       357,000     (327,000)
                                                                        ------------    ---------
    Total adjustments to net loss                                          2,484,000    1,436,000
                                                                        ------------    ---------
       Net cash used in operating activities                              (1,322,000)  (1,472,000)
                                                                        ------------    ---------
Cash flows from investing activities:
  Purchases of and improvements to rental properties                        (415,000)  (1,299,000)
  Collections from notes receivable                                          691,000    5,841,000
                                                                        ------------    ---------
       Net cash provided by investing activities                             276,000    4,542,000
                                                                        ------------    ---------
Cash flows from financing activities:
  Principal payments on long-term notes payable                             (120,000)  (3,671,000)
  Distributions paid to minority shareholders                                  -          (84,000)
  Proceeds from issuance of long-term notes payable                            -            4,000
                                                                        ------------    ---------
       Net cash used by financing activities                                (120,000)  (3,751,000)
                                                                        ------------    ---------
Net decrease in cash                                                      (1,166,000)    (681,000)

Cash, beginning of year                                                    6,994,000    2,002,000
                                                                        ------------    ---------
Cash, end of year                                                       $  5,828,000    1,321,000
                                                                        ============    =========





See accompanying notes to consolidated condensed financial statements.

                           COMMONWEALTH EQUITY TRUST
                                 AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) In the opinion of the Trust, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Trust's financial position as of December 31, 1993, and the results of its operations for the three months ended December 31, 1993 and 1992 and cash flows for the three months ended December 31, 1993 and 1992.

                 The accounting policies followed by the Trust are set forth in
         Note 1 to the Trust's financial statements in the 1993 Form 10-K, which are incorporated herein by reference.

(2) In 1977, the Trust elected to be and was taxed as a real estate investment trust("REIT") through the year ended September 30, 1992. Under the Internal Revenue Code, a qualified REIT is relieved, in part, of federal income taxes on ordinary income and capital gains distributed to shareholders. State tax benefits may also accrue to a qualified REIT. The Trust maintained a general policy of distributing cash to its shareholders that approximated taxable income plus noncash charges such as depreciation and amortization. As a result, distributions to shareholders often exceeded cumulative net income.

                 During the year ended September 30, 1993, the Trust did not qualify to be taxed as a REIT. The termination of its REIT status was effective as of the beginning of that fiscal year. Furthermore, the circumstances of that termination were such that it is unlikely that the Trust will be eligible to re-elect to be taxed as a REIT prior to its taxable year ending September 30, 1998.

(3) Effective October 1, 1993, the Trust implemented Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 changes the way deferred income tax liabilities or assets are recorded and requires ongoing adjustments for enacted changes and tax rates and regulations. As permitted by the standard, the Trust has elected not to restate prior period financial statements. As a result of applying the provisions of the SFAS, there was no cumulative effect in the quarter ended December 31, 1993 for the change in accounting principle.

                 The provision for income taxes for the quarter ended December 31, 1993 has been computed based upon the estimated annual effective tax rates of the Trust of 40.2%, which includes federal of 34% and state, net of federal benefit, of 6.2%. Under current state regulations, the moratorium on the recognition of state operating loss carryforwards expired as of December 31, 1992.

COMMONWEALTH EQUITY TRUST
AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) (Continued)

         The income tax effect of temporary timing differences between financial and income tax reporting that give rise to a significant portion of the deferred income tax assets and liabilities at December 31, 1993, under the provision of SFAS 109, is as follows:

                                                                                          Deferred Income

                                                                                 Federal                     State
                                                                                 -------                     -----
 Net operating loss carryforward                                                $16,608,919                $1,491,404

 Depreciation                                                                    (2,733,217)                 (498,410)
 Valuation allowance on investments                                              35,037,680                 2,172,336

 Allowance for doubtful accounts                                                    186,446                    33,999

 Other                                                                            7,961,156                 5,668,628
                                                                                -------------------------------------
                                                                                 57,060,984                 8,867,957
 Less valuation allowance                                                       (57,060,984)               (8,867,957)
                                                                                -------------------------------------
                                                                                         $0                        $0
                                                                                =====================================


(4) Reorganization items are calculated from August 2, 1993, the date on which the Trust filed its petition for reorganization, and consist of the following:


     Interest earned on accumulated cash                                                         $1,000

     Professional fees                                                                         (474,000)
     Other                                                                                      (19,000)
                                                                                              ---------
       Net reorganization items                                                               $(492,000)
                                                                                              =========

                           COMMONWEALTH EQUITY TRUST
                                 AND AFFILIATES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

                 The Trust anticipates that its principal source of funds during fiscal 1994 will be operating income. Because the Trust will be under the protection of Chapter 11 during the fiscal year, the payment of certain liabilities has been stayed. The Trust's Third Amended Plan was confirmed by the bankruptcy court on August 8, 1994. It is a condition to effectiveness of the Plan, that the Trust obtain a working capital loan of approximately ten million dollars to meet capital needs in excess of available income. However, capital resources and the amount and timing of Trust liabilities cannot be finally determined until the status of the Amended Plan is finally determined.


RESULTS OF OPERATIONS

         Rental revenue decreased $2,074,000 for the three months ended December 31, 1993 as compared to December 31, 1992. The decrease is primarily due to rental property disposition, cancellation of the Trusts hotel leases, further described below in hotel revenues and operating expenses, and decreases resulting from lower lease renewal rates.

         Interest income decreased $267,000 for the three months ended December 31, 1993 as compared to December 31, 1992. The decrease was primarily due to the retirement of notes receivable in connection with asset acquisitions and from collections on notes receivable. Decreases were offset in part by increases resulting from new notes receivable acquired through property sales.

         Hotel revenues and hotel operating expenses are a result of the July 1993 action taken by CET to cancel the leases on the Trusts hotel properties and assume day to day management responsibility for the hotels. The hotels were previously leased by the North Main Street Company. Since the lease cancellation, the Trust has recorded gross revenues and expenses separately on the income statement. Prior to the take over, monthly rent was collected from the hotels and recorded as rent revenue. Additionally, Cal REIT, through a deed in lieu of foreclosure on a note receivable, acquired the Casa Grande Motor Inn in January 1993, and is also now recording gross revenues and expenses for that hotel property.

         Operating expenses decreased $1,230,000 for the three months ended December 31, 1993 as compared to December 31, 1992. The decrease was primarily due to property dispositions.

COMMONWEALTH EQUITY TRUST
AND AFFILIATES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (Continued)

RESULTS OF OPERATIONS (Continued)

         Interest expenses decreased $435,000 for the three months ended December 31, 1993 as compared to December 31, 1992. The decrease was primarily due to note payoffs resulting from property dispositions, payment of $3,445,000 of capitalized interest accruing interest at 9.5%, and fully reserving interest on an unsecured $2,500,000 note payable due to the bankruptcy treatment of the unsecured debt.

         Depreciation and amortization decreased $513,000 for the three months ended December 31, 1993 as compared to December 31, 1992. The decrease was primarily due to rental property dispositions and from the completed depreciation of various properties relating to the fee paid B & B on December 27, 1989, to terminate the portion of the Advisory Agreement which granted B & B an exclusive authorization to act as a real estate broker in connection with the sale of Trust's 1989 Properties. This termination fee is being amortized over one to four years, depending on the assumed sale dates of the various 1989 Properties, and, accordingly, a larger portion of the fee was amortized in 1990 and 1991 than 1993 and 1992. This reduction in the amortization charge, relating to the termination fee, continues through March 1994, at which time the fee will be fully amortized.

         General and administrative expenses decreased $202,000 for the three months ended December 31, 1993 as compared to December 31, 1992. As of October 1993, the Trust changed to a self-administration management structure and started paying salaries and benefits to its employees. In the prior year these costs were borne by the Trusts advisor.

         The $688,000 valuation loss relates to valuation write-downs on Cal REIT's investment in Totem Square and the Totem Square property. The Trust establishes allowances for possible investment losses which represent the excess of the face amount of the investment over the appraised or net realizable value of the property securing the note.

IMPACT OF INFLATION

         The effect of inflation on the Trust's operations and properties is varied. Although revenues and operating expenses are impacted by inflation, the effects of inflation have not been material during the three months ended December 31, 1993.

                           COMMONWEALTH EQUITY TRUST
                                 AND AFFILIATES


                          PART II.  OTHER INFORMATION

ITEM 5: OTHER INFORMATION

         In January 1994, the partnership which owned the property at 3604 Fair Oaks Boulevard in Sacramento, allowed the lender to foreclose on the property. CET owns a 75% interest in the partnership. The foreclosure resulted in a $215,000 loss to CET.

         In February 1994, the lender on the Trust's Pacific Palisades property was granted relief from the automatic stay, in place due to the Chapter 11 filing, in order to commence foreclosure proceedings on the property. The foreclosure was completed in July 1994.

         On April 14, 1994 the Board of CET voted its shares of Cal REIT to elect a new Board of Trustees for Cal REIT. The new Board is comprised of Frank Morrow, Howard Cohn, and Mark Bennett all of whom are key management personnel of CET. The new Cal REIT Board then terminated certain management and advisory agreements with B & B and B & B Property, Cal REIT's former advisor and property manager. Certain disputes with B & B and B & B Property in connection with the termination were settled in May 1994, resulting in a payment, by Cal REIT, of $45,000 to those entities.

         In April 1994, Cal REIT sold the Imperial Canyon property for $4,093,000, net of selling expenses, resulting in a gain of $114,000. The Trust did not receive any cash from this transaction.

         In May 1994, the Trust sold the Howard Johnson's located in Lake of the Ozarks, Missouri for $1,936,000, net of selling expenses, resulting in a gain of $62,000. The Trust received $541,000 in cash.


ITEM 6:  REPORTS ON FORM 8-K

         The Trust filed one report on Form 8-K during the quarter ended December 31, 1993 as follows:

 Item 4: Changes in Registrant's Certifying Accountant  November 3, 1993

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               COMMONWEALTH EQUITY TRUST
                                       ----------------------------------------

   8-18-94                                         /s/ FRANK A. MORROW
- - ---------------                        ----------------------------------------
    Date                                              Frank A. Morrow
                                                  Chief Executive Officer



   8-18-94                                              /s/ HOWARD COHN
- - ---------------                        ----------------------------------------
     Date                                                  Howard Cohn
                                                             Trustee