Form 10-Q
period 1994-03-31
COMMONWEALTH EQUITY TRUST
filed 1994-09-08
CIK 314485

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For Quarter Ended March 31, 1994                  Commission file number 0-9097
                  -------------                                          ------


                          COMMONWEALTH EQUITY TRUST
- - ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          California                                  94-2255677
- - -------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


             1300 Ethan Way, Suite 200, Sacramento, California 95825
- - ------------------------------------------------------------------------------
        (Address of registrant's principal executive offices) (Zip Code)

                                (916) 929-8244
              ---------------------------------------------------
              (Registrants telephone number, including area code)


              ---------------------------------------------------
                                 (Former name)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X   Yes        No
                             ---        ---


  Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

                   Class                  Outstanding at March 31, 1994
      ------------------------------      ----------------------------
      Shares of Beneficial Interest                25,093,426
      Par value one dollar per share

                           COMMONWEALTH EQUITY TRUST
                                 AND AFFILIATE


                                     INDEX


Part I.  Financial Information

     Consolidated Condensed Balance Sheets - March 31, 1994
      and September 30, 1993                                              3

     Consolidated Condensed Statements of Income - For the
      Three Months and Six Months ended March 31, 1994 and 1993           4

     Consolidated Condensed Statements of Cash Flows - For the
      Three Months and Six Months ended March 31, 1994 and 1993           5

     Notes to Consolidated Condensed Financial Statements                 6

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations

          Capital Resources and Liquidity                                 8
          Results of Operations                                           8

Part II.
          Item 5: Other Information                                      11
          Item 6: Reports on Form 8-K


                                                   Part I. FINANCIAL INFORMATION


                                                     COMMONWEALTH EQUITY TRUST
                                                          AND AFFILIATES

                                               Consolidated Condensed Balance Sheets


                                                                                              March 31,               September 30,
                                                                                                1994                     1993
                                                                                             (Unaudited)               (Audited)
                                                                                          ------------------         -------------
                                                              Assets

Investments:
           Rental properties, less accumulated depreciation of
                   $33,818,000 and $31,708,000 and valuation allowance of
                   $78,350,000 and $78,659,000 at March 31, 1994 and
                   September 30, 1993, respectively                                       $      128,682,000         133,030,000
           Partnership interests, net of valuation allowance of
                   $17,925,000 and $17,429,000 at March 31, 1994
                   and September 30, 1993, respectively                                            4,000,000           4,000,000
           Notes receivable, net of valuation allowance of $6,320,000 and
                   $6,964,000 at March 31, 1994 and September 30, 1993,
                   respectively, and unaccreted discount of $1,924,000 and
                   $1,466,000 at March 31, 1994 and September 30, 1993,
                   respectively                                                                   18,679,000          19,262,000
                                                                                          ------------------        ------------
                                                                                                 151,361,000         156,292,000

Cash                                                                                               6,252,000           6,994,000
Restricted cash                                                                                      111,000             111,000
Rents and accrued interest receivable, net of valuation allowance of $3,534,000 and $2,478,000 at March 31, 1994 and September 30,
           1993, respectively                                                                      1,583,000           1,179,000
Other assets                                                                                       3,745,000           4,637,000
                                                                                          ------------------        ------------
                   Total assets                                                           $      163,052,000         169,213,000
                                                                                          ==================        ============

                                               Liabilities and Shareholders' Equity

Liabilities:
           Long-term notes payable, collateralized
                   by deeds of trust on rental properties                                 $       13,338,000          15,874,000
           Accounts payable and accrued expenses                                                   7,574,000           3,526,000
                                                                                          ------------------        ------------
                                                                                                  20,912,000          19,400,000
Liabilities subject to compromise                                                                132,886,000         133,065,000
                                                                                          ------------------        ------------
                   Total liabilities                                                             153,798,000         152,465,000
                                                                                          ------------------        ------------

Minority interests                                                                                 6,951,000           6,947,000
                                                                                          ------------------        ------------

Shareholders' Equity:
           Shares of beneficial interest, par value of $1 a share,
                   unlimited authorization, 25,093,000 shares outstanding
                   at March 31, 1994 and September 30, 1993                                       25,093,000          25,093,000
           Additional paid-in capital                                                            219,848,000         219,848,000
           Accumulated deficit                                                                  (242,638,000)       (235,140,000)
                                                                                          ------------------        ------------
                   Total shareholders' equity                                                      2,303,000           9,801,000
                                                                                          ------------------        ------------
                   Total liabilities and shareholders' equity                             $      163,052,000         169,213,000
                                                                                          ==================        ============





See accompanying notes to consolidated condensed financial statements.


                                                     COMMONWEALTH EQUITY TRUST
                                                          AND AFFILIATES

                                            Consolidated Condensed Statements of (Loss)
                                                            (Unaudited)


                                                           Three Months Ended                            Six Months Ended
                                                                March 31,                                     March 31,
                                                    1994                    1993                  1994                  1993
                                                    ----                    ----                  ----                  ----
Revenues:
  Rent                                     $          3,888,000              5,942,000   $         7,626,000            11,753,000
  Interest                                              505,000                584,000               961,000             1,308,000
  Hotel                                               3,354,000                  -                 7,741,000                 -
                                           --------------------            -----------   -------------------           -----------
                                                      7,747,000              6,526,000            16,328,000            13,061,000
                                           --------------------            -----------   -------------------           -----------
Expenses:
  Operating expenses                                  1,784,000              1,982,000             3,261,000             4,689,000
  Hotel operating expenses                            2,953,000                  -                 7,118,000                 -
  Property management                                   121,000                312,000               307,000               699,000
  Depreciation and amortization                       1,243,000              1,620,000             2,517,000             3,407,000
  Interest                                            3,348,000              3,933,000             6,816,000             7,836,000
  Legal settlement                                       -                     368,000                -                    368,000
  General and administrative                            835,000              1,510,000             1,630,000             2,507,000
                                           --------------------            -----------   -------------------           -----------
                                                     10,284,000              9,725,000            21,649,000            19,506,000
                                           --------------------            -----------   -------------------           -----------
Loss before reorganization items, (loss)
  gain on foreclosure or sale of
  investments, valuation losses and
  minority interest                                  (2,537,000)            (3,199,000)           (5,321,000)           (6,445,000)

  Reorganization items                                 (936,000)              --                  (1,428,000)             --
                                           --------------------            -----------   -------------------           -----------
Loss before (loss) gain on foreclosure
  or sale of investments, valuation
  losses and minority interest                       (3,473,000)            (3,199,000)           (6,749,000)           (6,445,000)

  (Loss) gain on foreclosure or sale
    of investments                                     (215,000)              (303,000)             (215,000)              162,000
                                           --------------------            -----------   -------------------           -----------
Loss before valuation losses and
  minority interest                                  (3,688,000)            (3,502,000)           (6,964,000)           (6,283,000)

  Valuation losses                                      --                    (477,000)             (688,000)             (693,000)
                                           --------------------            -----------   -------------------           -----------
Loss before minority interest                        (3,688,000)            (3,979,000)           (7,652,000)           (6,976,000)

  Minority interest in net income                        (4,000)                21,000               154,000               111,000
                                           --------------------            -----------   -------------------           -----------
Net loss                                   $         (3,692,000)            (3,958,000)  $        (7,498,000)           (6,865,000)
                                           ====================            ===========   ===================           ===========
Weighted average number of shares of
  beneficial interest outstanding          $         25,093,000             25,093,000   $        25,093,000            25,093,000
                                           ====================            ===========   ===================           ===========

Net loss per share of beneficial
  interest                                  $             (0.15)                 (0.16)  $             (0.30)                (0.27)
                                            ====================            ===========   ===================           ===========






See accompanying notes to consolidated condensed financial statements.


                                                COMMONWEALTH EQUITY TRUST
                                                    AND AFFILIATES

                                     Consolidated Condensed Statements of Cash Flows
                                                      (Unaudited)


                                                                                       Nine Months Ended
                                                                                            March 31,
                                                                                    1994               1993
                                                                                    ----               ----
Cash flows from operating activities:
  Net loss                                                                 $        ( 7,498,000)       (6,865,000)
                                                                           --------------------       -----------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                     2,517,000         3,311,000
    Accretion of discount on notes receivable                                          (169,000)            -
    Gain on sales of rental properties and partnership interest                         215,000          (162,000)
    Minority interest in net loss                                                      (154,000)         (111,000)
    Valuation losses                                                                    688,000           215,000
  Changes in other assets and liabilities, net of acquisition effects of affiliates:
    Increase in rents and accrued interest receivable                                  (355,000)         (227,000)
    Decrease in other assets                                                             88,000           690,000
    (Decrease) increase in accounts payable and
      accrued expenses                                                                4,084,000          (416,000)
                                                                           --------------------       -----------

    Total adjustments to net loss                                                     6,914,000         3,300,000
                                                                           --------------------       -----------
       Net cash used by operating activities                                           (584,000)       (3,565,000)
                                                                           --------------------       -----------

Cash flows from investing activities:
  Proceeds from sale of rental properties                                                 -             1,027,000
  Purchases of and improvements to rental properties                                   (647,000)       (2,531,000)
  Collections from notes receivable                                                     704,000        13,941,000
  Investment in affiliates                                                                -               368,000
                                                                           --------------------       -----------
       Net cash provided by investing activities                                         57,000        12,805,000
                                                                           --------------------       -----------

Cash flows from financing activities:
  Principal payments on long-term notes payable                                        (215,000)       (6,318,000)
  Distributions paid to minority shareholders                                             -              (190,000)
  Proceeds from the sale of shares                                                        -                10,000
  Proceeds from issuance of long-term notes payable                                       -                 2,000
                                                                           --------------------       -----------
       Net cash used by financing activities                                           (215,000)       (6,496,000)
                                                                           --------------------       -----------
Net (decrease) increase in cash                                                        (742,000)        2,744,000

Cash, beginning of year                                                               6,994,000         2,002,000
                                                                           --------------------       -----------
Cash, end of year                                                          $          6,252,000         4,746,000
                                                                           ====================       ===========





See accompanying notes to consolidated condensed financial statements.

                           COMMONWEALTH EQUITY TRUST
                                 AND AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) In the opinion of the Trust, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Trust's financial position as of March 31, 1994, and the results of its operations for the three months and six months ended March 31, 1994 and 1993 and cash flows for the six months ended March 31, 1994 and 1993.

       The accounting policies followed by the Trust are set forth in Note 1 to the Trust's financial statements in the 1993 Form 10-K, which are incorporated herein by reference.

(2) In 1977, the Trust elected to be and was taxed as a real estate investment trust ("REIT") through the year ended September 30, 1992.
     Under the Internal Revenue Code, a qualified REIT is relieved, in part, of federal income taxes on ordinary income and capital gains distributed to shareholders. State tax benefits may also accrue to a qualified REIT.
     The Trust maintained a general policy of distributing cash to its shareholders that approximated taxable income plus noncash charges such as depreciation and amortization. As a result, distributions to shareholders often exceeded cumulative net income.

       During the year ended September 30, 1993, the Trust did not qualify to be taxed as a REIT. The termination of its REIT status was effective as of the beginning of that fiscal year. Furthermore, the circumstances of that termination were such that it is unlikely that the Trust will be eligible to re-elect to be taxed as a REIT prior to its taxable year ending September 30, 1998.

(3) Effective October 1, 1993, the Trust implemented Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 changes the way deferred income tax liabilities or assets are recorded and requires ongoing adjustments for enacted changes and tax rates and regulations. As permitted by the standard, the Trust has elected not to restate prior period financial statements. As a result of applying the provisions of the SFAS, there was no cumulative effect in the quarter ended March 31, 1994 for the change in accounting principle.

       The provision for income taxes for the quarter ended March 31, 1994 has been computed based upon the estimated annual effective tax rates of the Trust of 40.2%, which includes federal of 34% and state, net of federal benefit, of 6.2%. Under current state regulations, the moratorium on the recognition of state operating loss carryforwards expired as of December 31, 1992.

COMMONWEALTH EQUITY TRUST
AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(4) Reorganization items are calculated from August 2, 1993, the date on which the Trust filed its petition for reorganization, and consist of the following:

       Interest earned on accumulated cash         $     3,000

       Professional fees                            (1,392,000)

       Other                                           (39,000)
                                                   -----------
          Net reorganization items                 $(1,428,000)
                                                   ===========

COMMONWEALTH EQUITY TRUST
AND AFFILIATES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

  The Trust anticipates that its principal source of funds during 1994 will be operating income. Because the Trust will be under the protection of Chapter 11 during the fiscal year, the payment of certain liabilities has been stayed.
The Trust's Third Amended Plan was confirmed by the bankruptcy court on August 8, 1994. A condition to the Plan is that the Trust obtain a working capital loan of approximately ten million dollars to meet capital needs in excess of available income. Capital resources and the amount and timing of Trust liabilities cannot be finally determined until the status of all claims contained in the Amended Plan are finally determined.

RESULTS OF OPERATIONS

  Rental revenue decreased $4,127,000 and $2,054,000 for the six months and three months ended March 31, 1994 as compared to the same period in the prior year. These decreases are primarily due to rental property dispositions, cancellation of the Trust's hotel leases, further described below in hotel revenues and operating expenses, and decreases resulting from lower lease renewal rates.

  Interest income decreased $347,000 and $79,000 for the six months and three months ended March 31, 1994 as compared to the same period in the prior year. These decreases were primarily due to the retirement of notes receivable in connection with asset acquisitions and from collections on notes receivable. Decreases were offset in part by increases resulting from new notes receivable acquired through property sales.

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

  Operating expenses decreased $1,428,000 and $198,000 for the six months and three months ended March 31, 1994 as compared to the same period in the prior year. These decreases were primarily due to property dispositions.

COMMONWEALTH EQUITY TRUST
AND AFFILIATES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS (Continued)

  Interest expenses decreased $1,020,000 and $585,000 for the six months and three months ended March 31, 1994 as compared to the same period in the prior year. These decreases were primarily due to note payoffs resulting from property dispositions, payment of $3,445,000 of capitalized interest accruing interest at 9.5%, and fully reserving interest on an unsecured $2,500,000 note payable due to the bankruptcy treatment of the unsecured debt.

  Depreciation and amortization decreased $890,000 and $377,000 for the six months and three months ended March 31, 1994 as compared to the same period in the prior year. These decreases were primarily due to rental property dispositions and from the completed depreciation of various properties relating to the fee paid B & B on December 27, 1989, to terminate the portion of the Advisory Agreement which granted B & B an exclusive authorization to act as a real estate broker in connection with the sale of Trust's 1989 Properties.
This termination fee was amortized over one to four years, depending on the assumed sale dates of the various 1989 Properties, and, accordingly, a larger portion of the fee was amortized in 1991 and 1992 than 1993 and 1994. This reduction in the amortization charge, relating to the termination fee, continues through March 1994, at which time the fee will be fully amortized.

  Legal settlement of $368,000 relates to the transfer of 91,000 shares of California Real Estate Investment Trust.

  General and administrative expenses decreased $877,000 and $675,000 for the six months and three months ended March 31, 1994 as compared to the same period in the prior year. As of October 1993, the Trust changed to a self-administration management structure and started paying salaries and benefits to its employees. In the prior year these costs were borne by the Trust's Advisor.

  The $688,000 valuation loss relates to valuation write downs on Cal REIT's investment in Totem Square and the property at Totem Square. The Trust establishes allowances for possible investment losses which represent the excess of the face amount of the note over the appraised or net realizable value of the property securing the note.

COMMONWEALTH EQUITY TRUST
AND AFFILIATES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

  Loss on disposition of partnership of $215,000 relates to the disposition of 3604 Fair Oaks Boulevard, a property owned by a partnership in which CET has a 75% partnership interest. (See Part II Item 5: for further discussion of transactions)

IMPACT OF INFLATION

  The effect of inflation on the Trust's operations and properties is varied. Although revenues and operating expenses are impacted by inflation, the effects of inflation have not been material during the six months and three months ended March 31, 1994.

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

  On April 14, 1994 the Board of CET voted its' shares of Cal REIT to elect a new Board of Trustees for Cal REIT. The new Board is comprised of Frank Morrow, Howard Cohn, and Mark Bennett all of whom are key management personnel of CET. The new Cal REIT Board then terminated certain management and advisory agreements with B & B and B & B Property, Cal REIT's former advisor and property manager. Certain disputes with B & B and B & B Property in connection with the termination were settled in May 1994, resulting in a payment, by Cal REIT, of $45,000 to those entities.

  In April 1994, Cal REIT sold the Imperial Canyon property for $4,093,000, net of selling expenses, resulting in a gain of $114,000. The Trust did not receive any cash from this transaction.

  In May 1994, the Trust sold the Howard Johnson's located in Lake of the Ozarks, Missouri for $1,936,000, net of selling expenses, resulting in a gain of $62,000. The Trust received $541,000 in cash.

ITEM 6:  REPORTS ON FORM 8-K

  The Trust filed no reports on Form 8-K during the quarter ended March 31, 1994.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     COMMONWEALTH EQUITY TRUST
                     ----------------------------------------

    9-7-94           /s/ FRANK A. MORROW
  _______________    ________________________________________
     Date                 Frank A. Morrow
                         Chief Executive Officer


    9-7-94            /s/ HOWARD COHN
  _______________    ________________________________________
     Date                   Howard Cohn
                             Trustee