Form 10-K
period 1994-09-30
PEREGRINE REAL ESTATE TRUST
filed 1994-12-29
CIK 314485

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended SEPTEMBER 30, 1994

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 [No Fee Required]
         For the transition period from ____________________________________

Commission File number 0-9097

                        THE PEREGRINE REAL ESTATE TRUST

                      (FORMERLY COMMONWEALTH EQUITY TRUST)
               (Exact Name of Registrant as Specified on its Charter)

         CALIFORNIA
- -------------------------------                                                           94-2255677
(State or other jurisdiction of                                                       -------------------
incorporation or organization)                                                        (I.R.S. Employer
                                                                                      Identification No.)

1300 ETHAN WAY, SUITE 200, SACRAMENTO, CALIFORNIA                                            95825
- -------------------------------------------------                                         ----------
(Address of principal executive office)                                                   (Zip Code)

Registrant's telephone number, including area code:         (916) 929-8244


              SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  None



                 SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                 Title of Each Class
                 Common Shares of Beneficial Interest
                 $1.00 par value ("Common Shares")


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes   X    No
                                                           -----     -----
                                               Sequential Page:  01 of  68
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

                                                                        / /


                                 MARKET VALUE

         There is no active trading market for Common Shares.


                   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes    X         No
    ------          ------


                               OUTSTANDING SHARES

   As of September 30, 1994, there were 25,093,000 outstanding Common Shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

THE PEREGRINE REAL ESTATE TRUST,
(FORMERLY COMMONWEALTH EQUITY TRUST)




PART I

                                                                                                       PAGE
Item 1.  Business                                                                                         1
Item 2.  Properties                                                                                       6
Item 3.  Legal Proceedings                                                                                8
Item 4.  Submission of Matters to a Vote of
                   Security Holders                                                                       8



PART II


Item 5.  Market for Registrant's Common Equity and Related
                   Security Holder Matters                                                                9
Item 6.  Selected Financial Data                                                                         10
Item 7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                         11
Item 8.  Financial Statements and Supplementary Data                                                     14
Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                                   15


PART III


Item 10. Directors and Executive Officers of the Registrant                                              50
Item 11. Executive Compensation                                                                          52
Item 12. Security Ownership of Certain Beneficial
                   Owners and Management                                                                 53
Item 13. Certain Relationships and Related Transactions                                                  55



PART IV


Item 14. Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                                                          56 - 70





                                       i.

                                     PART I




Item 1.  Business

(a)      Current Developments

         Plan of Reorganization Confirmed. On June 9, 1994, The Peregrine Real Estate Trust, formerly Commonwealth Equity Trust ("Trust"), a lender group for which Pacific Mutual Life Insurance Company acted as agent ("PacMutual Lenders"), the Official Committee of Holders of Equity Interests ("Equity Holders Committee") and the Official Committee of Creditors Holding Unsecured Claims ("Creditors Committee") (collectively, the "Proponents") filed with the Court the Third Amended Plan of Reorganization, which was subsequently modified by the First, Second, Third and Fourth Set of Plan Modifications, filed on July 13, 1994, July 20, 1994, July 29, 1994 and August 2, 1994, respectively. The Third Amended Plan of Reorganization as modified ("Plan") was confirmed in all respects on August 8, 1994.

         The Effective Date of the Plan (the date on which the Trust emerged from bankruptcy) was October 7, 1994. The Trust is under the jurisdiction of the U.S. Bankruptcy Court until entry of a final decree, which is expected to be approximately one year from the Effective Date.

         The Plan provided for, inter alia: (a) the restructuring of virtually all of the Trust's secured and unsecured debt; (b) the reduction in the number of Common Shares held by current shareholders from approximately 25,100,000
(old) shares to approximately 2,334,000 (new) shares (effectively a reverse stock split); and the issuance of approximately 2,550,000 new Common Shares, as well as a new class of Preferred Shares, of the Trust to the PacMutual Lenders. From the Effective Date, the PacMutual Lenders own a majority of the new Common Shares and all of the new Preferred Shares. The PacMutual Lenders also received Restructured Secured Notes in the aggregate original principal amount of $40,000,000.

         The Plan also required that the Trust obtain a $10,000,000 working capital line of credit ("Credit Facility") to which the PacMutual Lenders agreed to subordinate. The Credit Facility, which is secured by certain of the Trust's real property, was obtained prior to the Effective Date.


         Capital Structure

         The Trust's obligation of approximately $80,000,000 to the PacMutual Lenders was satisfied in the Plan by the issuance to the PacMutual Lenders of the following securities:

         (a) Restructured Notes Payable in the amount of $40,000,000 which bear interest at 8.5% per annum and which are due on October 1, 2000. Interest is payable in kind through September 30, 1996, by means of Interest Deferral Notes issued quarterly; thereafter, interest is payable monthly in cash.

                 Interest Deferral Notes accrue interest at 8.5% per annum, from the date of issuance. Interest payments both on principal and the interest accrued through September 30, 1996, shall be payable monthly, in cash, commencing on November 1, 1996.

                 Restructured Notes Payable and Interest Deferral Notes (collectively Notes) are collateralized, generally, by all interests of the Trust in real and personal property and are subordinated only to certain liens which are specified in the Plan. The Notes contain certain covenants and restrictions and provide for the prepayment of principal in the amount of 80% of the net proceeds from the sale of the collateral for the Notes and from other specified sources.

       (b) Preferred Stock in the face amount of $22,500,000 which carries a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998, by means of additional shares of Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Preferred Stock automatically converts into Common Stock pursuant to an established formula if any dividend payment is not made in full when due. If all dividends were paid in kind through October 1, 1998, no other Common Stock were issued and the Preferred Stock were converted to Common on October 1, 1998, the PacMutual Lenders would, on account of that conversion, acquire 77% of the total Common Stock outstanding after the conversion, bringing their total holdings to 89%.

                 The Preferred Stock is redeemable in cash on October 1, 2000, but, under certain circumstances, may be redeemed earlier.

       (c) Common Stock equal to approximately 52% of the total outstanding Common Stock.


       New Credit Facility

       Pursuant to the Plan, a Credit Facility in the maximum amount of $10,000,000 was arranged. The Credit Facility is collateralized by a first lien on certain of the Trust's properties, is a revolving facility and bears interest at 2.25% over the prime rate defined in the Agreement. The Credit Facility matures on October 7, 1997.

       Chapter 11 Proceedings Leading to the Plan. On August 2, 1993, the Trust filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of the Trust's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with the PacMutual Lenders.

       The Trust was unable to meet payment dates on the PacMutual Lenders' restructured debt. The PacMutual Lenders noticed the Trust's default, but attempted to negotiate a further restructuring and resolve claims by the Trust against the PacMutual Lenders. Finally on August 2, 1993, the Trust filed its petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

       In September 1993, the United States Trustee ("UST") appointed an Equity Holders Committee and a Creditors Committee. Both the Equity Holders Committee and the Creditors Committee have undertaken significant involvement in many aspects of the Chapter 11 case, including evaluation of the Trust's business operations and reorganization options.

       Continuing negotiations resulted in the Proponents filing the Third Amended Plan of Reorganization with the Court, as described above.

(b)    General

       The Trust was formed as a real estate investment trust ("REIT") on July 31, 1973 for the primary purpose of acquiring, owning and financing real property and mortgage investments. The Trust invested primarily in income-producing real property and in loans secured by mortgages on real property. Most of the investments in mortgage loans were in connection with the disposition of the Trust's real properties. In addition, the Trust also acquired unimproved real property with little current income for the purpose of constructing buildings or other improvements thereon or for capital appreciation.

       The Trust is currently not a qualified REIT under the Internal Revenue Code ("Code"). (In 1977, the Trust elected to be and was taxed as a REIT through the year ended September 30, 1992. Under the Code, a qualified REIT is relieved, in part, of federal income taxes on ordinary income and capital gains distributed to shareholders. State tax benefits may also accrue to a qualified REIT.) Its qualified REIT status was terminated as of the beginning of its fiscal year ended September 30, 1993. The circumstances of that termination were such that it is unlikely that the Trust will be eligible to re-elect to be taxed as a REIT prior to its taxable year ended September 30, 1998.

       The Trust has operated pursuant to a Declaration of Trust through October 6, 1994, and a Restated Declaration of Trust from October 7, 1994 forward. Pursuant to the Plan, a new Board of Trustees was designated as of the Effective Date. Both Declarations give the Board of Trustees the power to borrow money on the Trust's behalf; to make loans to other persons; to invest in the securities of other issuers under certain circumstances; to make investments in property; to purchase outstanding shares of the Trust for such consideration as they deem advisable; to issue an annual report to shareholders; to issue debt securities; to allocate investments between direct and indirect ownership; and to exercise other powers in connection with the Trust's operation. Pursuant to both Declarations, the Trustees make decisions regarding the Trust's investment and sales activities without the prior approval of shareholders.

       During the last three fiscal years, the following sources have contributed to the Trust's total income:

       Percent of Total                                                 Fiscal Years Ended September 30,
       Income From                                                       1994          1993         1992
       ----------------                                                  -----         -----        -----
       Rental income                                                     91.0%         125.9%       86.2%

       Interest income                                                    7.0%          10.5%       12.1%

       Gains (losses) from foreclosure or sale of rental
          properties and partnership interests                            2.0%         (36.4%)       1.7%

       The Declaration of Trust permits the Trust to leverage its investments; that is, the Trust may finance or refinance its properties by borrowings. The Trust is 95% leveraged at September 30, 1994.

(c)    Management of the Trust's Investments

       Pursuant to the Plan, new Trustees were designated as of the Effective Date. In accordance with the Restated Declaration of Trust, new management was appointed as of the Effective Date. The executive officers of the Trust are as follows: John McMahan, Chairman of the Board; Frank A. Morrow, who had been the interim CEO, President and CEO; Arnold E. Brown, Chief Financial Officer and Secretary.

       In October 1993, pursuant to a consensual agreement with the United States Trustee ("UST"), the Trust became self-administered. Previously, administrative services were provided to the Trust by B & B Property Investment, Development and Management Company, Inc., who was its external advisor.

       On June 15, 1994, United Property Management Services, Inc. ("UPSI") was approved by the Court as property manager for most of the Trust's commercial property assets. UPSI manages under an agreement that runs for automatic consecutive month to month terms, but is terminable by either the Trust or UPSI upon 30 days notice.

       The Trust has approximately 440 employees, all but 13 of whom are employed at the hotel properties. The Trust is self-administered by the 13 non-hotel employees. Employee relations are generally good, with the exception of a union organizing dispute with respect to housekeeping, bar, restaurant and banquet employees at the Walnut Creek Holiday Inn hotel.

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

ITEM 2:  PROPERTIES

The following table sets forth certain information relating to properties owned by the Trust at September 30, 1994. All of the properties are suitable for the purpose for which they are designed and are being used.


                                                           Date of     Ownership      Square         Total
             Direct Equity Investments                   Acquisition   Percentage       Feet       Cost (1)     Encumbrances(2)
             -------------------------                   -----------   ----------     ------       --------     ---------------
OFFICE BUILDINGS:
    Milpitas, Milpitas, California                              1/85          100%    42,913    $10,719,000                -
    Timberlake, Sacramento, California                         12/86          100%    22,023      2,322,000             529,000
    16th and K Streets, Sacramento, California                  8/87          100%    40,346      5,391,000                -
    425 University Avenue, Sacramento, California              11/85          100%    34,384      5,330,000           2,948,000
    Town Center Garden Office Park, Long Beach, California     12/87          100%    92,236     16,058,000                -
    11135 Trade Center Drive, Rancho Cordova, California        5/88          100%   143,220      5,809,000                -
    11167 Trade Center Drive, Rancho Cordova, California        5/88          100%    57,810      1,597,000                -
    Hurley Ethan Office Park I, Sacramento, California          4/88          100%    37,509      4,264,000           1,196,000
    System Integrators Buildings, Sacramento, California        5/88          100%    90,000      8,284,000           4,608,000
    Hurley Ethan Office Park II, Sacramento, California         6/88          100%    41,497      5,332,000           2,225,000
    Parkway Center, El Dorado Hills, California                 1/88          100%    45,396      1,525,000                -
    Redfield Commerce Center, Scottsdale, Arizona               5/88           76%    27,900      1,505,000                -
                                                                                                -----------          ----------
Total office buildings                                                                           68,136,000          11,506,000
                                                                                                -----------          ----------
COMMERCIAL BUILDINGS:
    One Sunrise Park, Rancho Cordova, California                8/83          100%    44,219      3,462,000                -
    Burbank Mini-Warehouse, Santa Rosa, California              4/85          100%    72,200      2,571,000                -
    Regency Plaza, Sacramento, California                       5/85          100%   142,150     14,450,000           8,869,000
    Villa Del Sol, Fullerton, California                        5/85          100%    35,111      4,108,000                -
    University Village, Sacramento, California                 12/86          100%    83,033     10,277,000           7,732,000
    TGIF Sunrise Hills, Citrus Heights, California              1/87          100%     8,500      1,885,000                -
    Fulton Square, Sacramento, California                       5/91           76%    35,493      3,613,000             340,000
    Totem Square, Kirkland, Washington                         11/90           47%   126,623      9,092,000           4,391,000
    Downtown Mini Storage, Sacramento, California               3/88          100%    44,825      2,017,000                -
    515 S. Fair Oaks Avenue, Pasadena, California               7/88           76%    83,000      5,745,000                -
    Sunrise Hills, Citrus Heights, California                   1/89          100%    83,944      7,576,000           4,336,000
    Sierra Oaks, Roseville, California                          1/89          100%    60,064      8,624,000           4,976,000
    Mallory Service Building, Walnut Creek, California         10/88          100%    21,752      2,483,000                -
                                                                                                -----------          ----------
Total commercial buildings                                                                       75,903,000          30,644,000
                                                                                                -----------          ----------

                                                        Date of       Ownership          Square        Total
Direct Equity Investments                               Acquisition   Percentage           Feet       Cost (1)      Encumbrances(2)
                                                        -----------   ----------         ------       --------      ---------------
LAND:
    Florin Perkins, Sacramento, California                 6/91             100%      3,457,181       6,228,000              -
    Parthenia, Northridge, California                      9/92             100%         75,000       2,025,000              -
                                                                                                   -------------         ----------
Total land                                                                                            8,253,000              -
                                                                                                   -------------         ----------
HOTELS:
    Redding Holiday Inn, Redding, California               7/85             100%        111,310       7,344,000           1,569,000
    Chico Holiday Inn, Chico, California                   9/86             100%         87,000      10,994,000              -
    Sacramento Holiday Inn, Sacramento, California         9/86             100%        139,800      22,471,000              -
    Walnut Creek Holiday Inn, Walnut Creek, California     3/85             100%         78,470      13,867,000              -
    Casa Grande Motor Inn, Arroyo Grande, California       9/92              76%         64,200       6,472,000           3,104,000
                                                                                                   ------------          ----------
Total hotels                                                                                         61,148,000           4,673,000
                                                                                                   ------------          ----------
                                                                                                   $213,440,000          46,823,000
                                                                                                   ============          ==========

(1) Total cost before any reduction for valuation allowance related to investments and accumulated depreciation.
(2) All of the above properties are pledged as collateral, subject to existing liens, for the restructured debt.

Item 3.          Legal Proceedings

       The shareholder lawsuits and other material litigation to which the Trust was a party prior to and during the bankruptcy proceedings were resolved and settled in connection with the Plan of Reorganization. Certain disputed claims and claims for administrative expenses remain pending before the Bankruptcy Court. The resolution of these claims is not expected to have an adverse material effect on the financial condition of the Trust. The Trust is also party to ordinary routine litigation incidental to its business, none of which is deemed to be material.


Item 4.          Submission of Matters to a Vote of Security Holders

       No annual meeting of the Trust's shareholders was held during 1994 due to the Company's bankruptcy status. All shareholders received the Plan of Reorganization and the Disclosure Statement related thereto. No matters other than the approval of the Plan of Reorganization were put to a vote of the shareholders.

                                    Part II





Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

(a)    General

       Under the Declaration of Trust, which was in effect from the Trust's inception through September 30, 1994, the Trust had one class of authorized and outstanding equity consisting of common shares of beneficial interest, par value $1.00 per share.

       As addressed in Item 1, above, the Restated Declaration of Trust creates two classes of stock, preferred and common, with the characteristics described in that Item.

       There is no established market for the Trust's shares.

(b)    Distributions

       Because of the Trust's financial difficulties, it has made no distributions during its years ended September 30, 1994, 1993 and 1992. The most recent distribution was $.20 per share on October 17, 1990. The Trust is substantially restricted from and does not anticipate making any distributions to common shareholders in the foreseeable future.

  ITEM 6.  SELECTED FINANCIAL DATA

                                                       (Thousands Omitted)


                                                     1994         1993        1992        1991          1990
  Operating results:
    Revenues (1)                                   $ 32,170     $ 19,585    $ 31,925    $ 34,831      $ 39,020
    Net (loss) income (2)                           (23,000)     (71,997)    (56,718)    (35,300)      (10,746)


  Per Share of Beneficial
    Interest:
      Net (loss) income                            $  (0.92)    $  (2.87)   $  (2.26)   $  (1.40)     $  (0.42)
      Distributions                                    None         None        None        0.20          0.83

  Financial Positition:
    Total assets                                   $140,186     $169,213    $280,010    $334,652      $369,951
    Short term notes payable                           --           --          --          --          37,000
    Long-term obligations                           122,963      140,173     180,171     179,141 (3)   134,842



(1) Includes net gains (losses) from sales of rental properties, note receivable and partnership interests of $688, ($7,130), $539, $203 and $616 for the years 1994, 1993, 1992, 1991 and 1990, respectively.

(2)      Includes valuation losses of $3,413, $53,089, $48,130, $28,298 and
         $7,408 for 1994, 1993, 1992, 1991 and 1990, respectively.  See note 7 of the Notes to Consolidated Financial Statements for further discussion.

(3) Includes $29,000 of short-term notes payable to bank in 1991 which had been renegotiated in 1992 as secured long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Capital Resources and Liquidity. During the coming year, the Trust anticipates that its primary sources of funds will be operating income and the Credit Facility. The Trust believes that these resources will be adequate for its anticipated needs. Pursuant to the agreements with respect to the Restructured Notes Payable and the Credit Facility ("Agreements"), the Trust is generally not permitted to incur or assume additional indebtedness other than trade payables and certain lease expenses without the consent of the PacMutual Lenders and the lender providing the Credit Facility. Under the Agreements, the Trust is able to incur or assume additional debt other than that specified above only if certain conditions are satisfied. However, it is unlikely that the Trust will be able to satisfy those specified conditions within the coming year.

Results of Operations

1994 v. 1993

       The dominant factor affecting the Trust's operations for 1994 was its status for the entire year as a debtor-in-possession under Chapter 11. The Trust had filed its petition under Chapter 11 on August 2, 1993; accordingly, it was under Chapter 11 protection for only two months of fiscal 1993.

       Approximately 33% ($7,714,000) of this year's net loss of $23,000,000 was attributable to reorganization expenses, primarily professional fees, and approximately 15% ($3,413,000) of the net loss was attributable to valuation losses. The remainder emanated from the Trust's operations.

       The largest valuation loss recorded against real property was $2,536,000 against the System Integrators property in Sacramento, California. Valuation losses of $579,000 were recorded against notes receivable collateralized by real property located in Corona, California.

       For the year, total revenue (excluding reorganization items) increased by approximately 20% due primarily to increased expenses from direct operation of the hotels for the entire year (the hotels were directly operated by the Trust for approximately two months in 1993), netted against decreased revenue due to the foreclosure of the Pacific Palisades and Howe and Cottage properties.

       For the year, total expenses (excluding reorganization items) increased by approximately 13% due primarily to increased expenses from direct operation of the hotels for the entire year, netted against decreased property management, interest and depreciation expenses.

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

       The largest valuation losses recorded against real properties aggregated $25,183,000 on the following properties: Redding Park Holiday Inn (Redding,
CA), Pacific Palisades Office Building (Pacific Palisades, CA), Sacramento Holiday Inn (Sacramento, CA), Chico Holiday Inn (Chico, CA), Town Center Garden Office Park (Long Beach, CA), Trade Center A (Rancho Cordova, CA), Florin Perkins land (Sacramento, CA), Parthenia land (Northridge, CA) and Casa Grande Motor Inn (Arroyo Grande, CA).

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

       Gain or loss will be recorded in the future to the extent that amounts realized from the sale of these assets differ from the appraised or estimated net realizable values. In the event economic conditions for real estate continue to decline, additional valuation losses will be recognized. Losses and gains are realized only on the sale of the underlying assets.

       From August 2, 1993 through September 30, 1993, the Trust operated as debtor-in-possession and incurred net reorganization expenses of $679,000. For the year, total revenues (excluding reorganized revenue items, which equaled $27,000 or 0.1% of prior year's revenue) decreased by 14.9%. Rental revenues declined by $2,862,000 (10.4%), and interest income declined by $1,809,000 (46.7%).

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


Item 8.          Financial Statements and Supplementary Data

Index                                                                                               Page
- -----                                                                                               ----
Consolidated Financial Statements

       Reports of Independent Accountants                                                        16 - 18

       Consolidated Balance Sheets                                                                    19

       Consolidated Statements of Operations                                                          20

       Consolidated Statements of Changes in Shareholders' Equity (Deficit) Accounts                  21

       Consolidated Statements of Cash Flows                                                          22

       Notes to Consolidated Financial Statements                                                23 - 49

Schedule IX - Short-Term Borrowings                                                                   58

Schedule X - Supplementary Income Statement Information                                               59

Schedule XI - Real Estate and Accumulated Depreciation                                           60 - 64

Schedule XII - Mortgage Loans on Real Estate                                                     65 - 67

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

                        [COOPERS & LYBRAND LETTERHEAD]




                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Trustees
The Peregrine Real Estate Trust


We have audited the consolidated balance sheets of The Peregrine Real Estate Trust and Affiliates, formerly Commonwealth Equity Trust and Affiliates (Trust) as of September 30, 1994 and 1993 and the related consolidated statements of operations, changes in shareholders' equity (deficit) accounts and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index for the years ended September 30, 1994 and 1993. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. The consolidated financial statements and financial statement schedules of the Trust for the year ended September 30, 1992 , were audited by other auditors, whose report dated February 5, 1993, on those statements and schedules included an explanatory paragraph that described substantial doubt about the Trust's ability to continue as a going concern, which is discussed in Note 14 to those financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peregrine Real Estate Trust and Affiliates, formerly Commonwealth Equity Trust and Affiliates, at September 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the years ended September 30, 1994 and 1993, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Trust changed its method of accounting for income taxes as of the beginning of the fiscal year ended September 30, 1994.

We have also examined the pro forma adjustments reflecting the emergence of the Trust from Chapter 11 bankruptcy reorganization described in Note 1 and the application of those adjustments to the historical amounts in the accompanying pro forma consolidated balance sheet of the Trust as of September 30, 1994. Such pro forma adjustments are based upon management's assumptions described in
Note 1. Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included such procedures as we considered necessary in the circumstances.

The objective of this pro forma financial information is to show what the significant effects on the consolidated balance sheet might have been had the emergence of the Trust from Chapter 11 bankruptcy reorganization occurred on September 30, 1994. However, the pro forma consolidated balance sheet is not necessarily indicative of the financial position that would have been attained had the above-mentioned emergence of the Trust from Chapter 11 bankruptcy actually occurred on September 30, 1994.

In our opinion, management's assumptions provide a reasonable basis for presenting the significant effects directly attributable to the above-mentioned emergence of the Trust from Chapter 11 bankruptcy described in Note 1, the related pro forma adjustments give appropriate effect to those assumptions, and the pro forma consolidated column reflects the proper application of those adjustments to the historical consolidated balance sheet as of September 30, 1994.




                                        /s/ Coopers & Lybrand L.L.P.


Sacramento, California
December 9, 1994

                        [KPMG PEAT MARWICK LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


The Board of Trustees
Commonwealth Equity Trust:

We have audited the accompanying consolidated statements of loss, changes in shareholders' equity, and cash flows of Commonwealth Equity Trust and affiliates for the year ended September 30, 1992. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for the year ended September 30, 1992 as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Commonwealth Equity Trust and affiliates for the year ended September 30, 1992, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

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




                                        /s/ KPMG Peat Marwick LLP

February 5, 1993

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possession, and Affiliates)
                          CONSOLIDATED BALANCE SHEETS
                                  September 30

                                                                                          Pro Forma         1994
                    ASSETS                                                      1994     Adjustments      Pro Forma            1993
                                                                                ----     -----------      ---------            ----
Investments:
   Rental properties, less accumulated depreciation of $31,746,000 and
    $31,708,000 in 1994 and 1993, respectively, and valuation allowance
    of $71,257,000 and $78,659,000 in 1994 and 1993, respectively       $110,437,000      $3,371,000   $113,808,000    $133,030,000
   Partnership interests, net of valuation allowance of
    $17,429,000 in 1994 and 1993                                           4,000,000              --      4,000,000       4,000,000
   Notes receivable, net of valuation allowance of $6,592,000 and
    $6,964,000 in 1994 and 1993, respectively, and unaccreted discount
    of $523,000 and $1,466,000 in 1994 and 1993, respectively             16,462,000              --     16,462,000      19,262,000
                                                                        ------------                   ------------    ------------

                                                                         130,899,000                    134,270,000     156,292,000

Cash                                                                       6,069,000              --      6,069,000       6,994,000
Restricted cash                                                              111,000              --        111,000         111,000
Rents and accrued interest receivable, net of valuation allowance
 of $2,555,000 and $2,478,000 in 1994 and 1993, respectively               1,605,000              --      1,605,000       1,179,000
Other assets                                                               1,998,000              --      1,998,000       4,637,000
                                                                        ------------                   ------------    ------------

            Total assets                                                $140,682,000                   $144,053,000    $169,213,000
                                                                        ============                   ============    ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities not subject to compromise:
   Long-term notes payable, collateralized by deeds
    of trust on rental properties                                      $   8,776,000   $  39,756,000   $ 48,532,000   $  15,874,000
   Notes payable to Lender Group                                                  --      40,000,000     40,000,000              --
   Accounts payable and accrued expenses                                  15,005,000       1,507,000     16,512,000       3,526,000
                                                                       -------------                   ------------   -------------

                                                                          23,781,000                    105,044,000      19,400,000

Liabilities subject to compromise (Note 13)                              123,340,000    (123,340,000)                   133,065,000
                                                                       -------------   -------------   ------------   -------------
                                                                         147,121,000                    105,044,000     152,465.000
                                                                       -------------                   ------------   -------------
Minority interests                                                         6,760,000                      6,760,000       6,947,000
                                                                       -------------                   ------------   -------------
Redeemable preferred stock, 25,000,000 shares authorized;
   11,250,000 shares issued and outstanding; net of unaccreted discount of $2,193,000 at 1994 (Pro Forma); (Liquidation
   preference of $22,500,000)                                                     --      20,307,000     20,307,000              --
Shares of beneficial interest, par value $1 a share; unlimited authorization, 25,093,000 shares outstanding in 1994, 4,884,000,
   in 1994 (Pro Forma) and 25,093,000 in 1993.  (Note 1)                  25,093,000     (13,151,000)    11,942,000      25,093,000
Additional paid-in capital                                               219,848,000    (219,848,000)            --     219,848,000
Accumulated deficit                                                     (258,140,000)    258,140,000             --    (235,140,000)


Commitments and contingencies (Notes 4 and 12)


            Total liabilities and shareholders' equity                 $ 140,682,000                   $144,053,000   $ 169,213,000
                                                                       =============                   ============   =============





          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possession, and Affiliates)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        for the years ended September 30


                                                                    1994                 1993               1992
                                                                    ----                 ----               ----
Revenues:
   Rent                                                     $ 14,687,000         $ 21,523,000       $ 27,512,000
   Interest                                                    2,298,000            2,065,000          3,874,000
   Hotel                                                      15,185,000            3,127,000                 --
                                                            ------------         ------------       ------------

                                                              32,170,000          26,715,000          31,386,000
                                                            ------------         ------------       ------------

Expenses:
   Operating expenses                                          8,577,000            9,752,000         10,005,000
   Hotel operating expenses                                   14,327,000            2,647,000                 --
   Property management                                           530,000            1,386,000          1,535,000
   Depreciation and amortization                               4,878,000            6,115,000          8,551,000
   Interest                                                   13,181,000           14,846,000         17,352,000
   General and administrative                                  3,389,000            4,860,000          5,935,000
                                                            ------------         ------------       ------------

                                                              44,882,000           39,606,000         43,378,000
                                                            ------------         ------------       ------------

     (Loss) before reorganization items, gain (loss) on
     foreclosure or sale of investments, valuation losses
     and minority interests                                  (12,712,000)         (12,891,000)       (11,992,000)

Reorganization items (Note 14):                               (7,714,000)            (679,000)                --
                                                            ------------         ------------       ------------

     (Loss) before gain (loss) on foreclosure or sale of
     investments, valuation losses
     and minority interests                                  (20,426,000)         (13,570,000)       (11,992,000)

Gain (loss) on foreclosure or sale of investments, net           688,000           (7,130,000)           539,000
                                                            ------------         ------------       ------------

     Loss before valuation losses,
     and  minority interests                                 (19,738,000)         (20,700,000)       (11,453,000)

Valuation losses (Note 7)                                    ( 3,413,000)         (53,089,000)       (48,130,000)
                                                            ------------         ------------       ------------

     (Loss) income before minority interests                 (23,151,000)         (73,789,000)       (59,583,000)

Minority interests                                               151,000            1,792,000          2,865,000
                                                            ------------         ------------       ------------

     Net loss                                               $(23,000,000)        $(71,997,000)      $(56,718,000)
                                                            ============         ============       ============

Net loss per share of beneficial interest (Note 1)                $( .92)              $(2.87)            $(2.26)
                                                                  ======               ======             ======

See Note 1 for Pro Forma information.

          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possession, and Affiliates)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (DEFICIT) ACCOUNTS
             for the years ended September 30, 1992, 1993 and 1994




                                      Shares of                       Additional
                                 Beneficial Interest                    Paid-In           Accumulated
                                Number          Amount                  Capital             Deficit
                                ------          ------                ----------          -----------
Balance at
 September 30, 1991          25,097,000      $25,097,000             $219,887,000       $(106,425,000)


Liquidation of
 shares                          (4,000)          (4,000)                 (39,000)                 --

Net loss                             --               --                       --         (56,718,000)
                             ----------      -----------             ------------       -------------
Balance at
 September 30, 1992          25,093,000       25,093,000              219,848,000        (163,143,000)

Net loss                             --               --                       --         (71,997,000)
                             ----------      -----------             ------------       -------------



Balance at
 September 30, 1993          25,093,000       25,093,000              219,848,000         (235,140,000)

Net loss                             --               --                       --          (23,000,000)
                             ----------      -----------             ------------        -------------

Balance at
 September 30, 1994          25,093,000      $25,093,000             $219,848,000        $(258,140,000)
                             ==========      ===========             ============        =============





          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possession, and Affiliates)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the years ended September 30

                                                                            1994              1993             1992
                                                                            ----              ----             ----
Cash flows from operating activities:
   Net loss                                                         $(23,000,000)     $(71,997,000)    $(56,718,000)
                                                                    ------------      ------------     ------------
   Adjustments to reconcile net loss
    to net cash (used in) provided by
    operating activities:
       Depreciation and amortization                                   4,878,000         6,115,000        8,551,000
       Accretion of discount on notes receivable                        (284,000)         (303,000)              --
       (Gain) loss on foreclosure or sale of investments, net           (688,000)        7,130,000         (539,000)
       Minority interest in net loss                                    (151,000)       (1,792,000)      (2,865,000)
       Valuation losses                                                3,413,000        53,089,000       48,130,000
   Changes in other assets and liabilities,
    net of acquisition effects of affiliates:
       (Increase) decrease in rents and accrued interest receivable     (541,000)        1,052,000         (516,000)
       (Increase) decrease in other assets                             1,978,000          (539,000)      (1,151,000)
       Increase in accounts payable and accrued expenses              12,000,000         3,430,000        5,955,000
                                                                    ------------      ------------     ------------

         Total adjustments                                            20,605,000        68,182,000       57,565,000
                                                                    ------------      ------------     ------------

         Net cash (used in) provided by operating activities          (2,395,000)       (3,815,000)         847,000
                                                                    ------------      ------------     ------------

Cash flows from investing activities:
   Purchases of and improvements to rental properties                 (1,493,000)       (3,887,000)      (3,594,000)
   Proceeds from sale of rental properties                               441,000         3,021,000        1,604,000
   Proceeds from sales of and collections on notes receivable          2,970,000        16,958,000        1,271,000
                                                                    ------------      ------------     ------------

       Net cash provided by (used in) investing activities             1,918,000        16,092,000         (719,000)
                                                                    ------------      ------------     ------------

Cash flows from financing activities:
   Principal payments on long-term notes payable                        (253,000)       (6,643,000)      (1,066,000)
   Distributions paid to minority interests                             (195,000)         (531,000)        (387,000)
   Redemption of shares                                                       --                --          (43,000)
   Proceeds from issuance of long-term notes payable                          --                --          181,000
   Reduction of restricted cash                                               --           473,000               --
                                                                    ------------      ------------     ------------

       Net cash used by financing activities                            (448,000)       (6,701,000)      (1,315,000)
                                                                    ------------      ------------     ------------

       Net (decrease) increase in cash                                  (925,000)        5,576,000       (1,187,000)

Cash, beginning of year                                                6,994,000         1,418,000        2,605,000
                                                                    ------------      ------------     ------------

Cash, end of year                                                   $  6,069,000      $  6,994,000     $  1,418,000
                                                                    ============      ============     ============




          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Organization, Summary of Significant Accounting Policies and Chapter 11
       Proceedings:

                                  Organization

       The Peregrine Real Estate Trust, formerly Commonwealth Equity Trust (Trust) was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973 and reorganized under a Restated Declaration of Trust dated October 7, 1994. Pursuant to the Plan, a new Board of Trustees was designated as of the Effective Date, October 7, 1994. The Restated Declaration of Trust, dated October 7, 1994, gave effect to the reorganization of the Trust under Chapter 11 of the United States Bankruptcy Code. The financial statements at September 30, 1994 and 1993 do not give effect to the reorganization. The Pro Forma balance sheet at September 30, 1994 as described below gives effect to the reorganization. Commencing September 1, 1993, the Trust became self-administered.

                          Principles of Consolidation

       For the years ended September 30, 1992 and 1993, the consolidated financial statements include the accounts of the Trust and its majority-owned affiliates: 3604 Fair Oaks Boulevard (3604) and California Real Estate Investment Trust (CalREIT). Majority-owned affiliates consist of a general partnership and a real estate investment trust engaged in real estate activities in which the Trust owns a greater than 50% interest. Neither of the Trust's majority owned affiliates, 3604 or CalREIT, filed for protection under Chapter 11. However, 3604 was under a court appointed receiver and was subsequently liquidated. At September 30, 1994, only the accounts of the Trust and CalREIT are included.


              Plan of Reorganization Under Chapter 11 Proceedings

       On August 2, 1993, the Trust filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of the Trust's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group for which Pacific Mutual Life Insurance Company acted as agent (PacMutual Lenders or Lender Group).

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued:

       The Trust was unable to meet payment dates on the PacMutual Lenders' restructured debt. The PacMutual Lenders noticed the Trust's default, but attempted to negotiate a further restructuring and resolve claims by the Trust against the PacMutual Lenders. Finally on August 2, 1993, the Trust filed its petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

       In September 1993, the United States Trustee (UST) appointed an Official Committee of Holders of Equity Interests (Equity Holders Committee) and an Official Committee of Creditors Holding Unsecured Claims (Creditors Committee). Both the Equity Holders Committee and the Creditors Committee have undertaken significant involvement in many aspects of the Chapter 11 case, including evaluation of the Trust's business operations and reorganization options.

       On June 9, 1994, the Trust, the PacMutual Lenders, the Equity Holders Committee and the Creditors Committee (collectively, Proponents) filed with the Court the Third Amended Plan of Reorganization, which was subsequently modified by the First, Second, Third and Fourth Set of Plan Modifications, filed on July 13, 1994, July 20, 1994, July 29, 1994 and August 2, 1994, respectively. The Third Amended Plan of Reorganization as modified (Plan) was confirmed in all respects on August 8, 1994.

       The Effective Date of the Plan (the date on which the Trust emerged from bankruptcy) was October 7, 1994. The Trust is under the jurisdiction of the United States Bankruptcy Court until entry of a final decree, which is expected to be approximately one year from the Effective Date.

       The Plan provided for, inter alia: (a) the restructuring of virtually all of the Trust's secured and unsecured debt; (b) the reduction in the number of Common Shares held by current shareholders from approximately 25,100,000 (old) shares to 2,334,000 (new) shares (effectively a reverse stock split); and the issuance of 2,550,000 new Common Shares, as well as a new class of Preferred Shares, of the Trust to the PacMutual Lenders. The authorized number of new common shares is 50,000,000.
       From the Effective Date, the PacMutual Lenders own a majority of the new Common Shares and all of the new Preferred Shares. The PacMutual Lenders also received Restructured Secured Notes in the aggregate original principal amount of $40,000,000.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued:

       The Plan provides for the reservation of 80,000 new Common shares for options for certain trustees.

       The Plan also required that the Trust obtain a $10,000,000 working capital line of credit (Credit Facility) to which the PacMutual Lenders agreed to subordinate. The Credit Facility, which is collateralized by certain of the Trust's real property, was obtained prior to the Effective Date.

       Capital Structure

       The Trust's obligation of approximately $80,000,000 to the PacMutual Lenders was satisfied in the Plan by the issuance to the PacMutual Lenders of the following securities:

       (a) Restructured Notes Payable in the amount of $40,000,000 which bear interest at 8.5% per annum and which are due on October 1, 2000. Interest is payable in kind through September 30, 1996, by means of Interest Deferral Notes issued quarterly; thereafter, interest is payable monthly in cash.

                 Interest Deferral Notes accrue interest at 8.5% per annum, from the date of issuance. Interest payments both on principal and the interest accrued through September 30, 1996, shall be payable monthly, in cash, commencing on November 1, 1996.

                 Restructured Notes Payable and Interest Deferral Notes (collectively Notes) are collateralized, generally, by all interests of the Trust in real and personal property and are subordinated only to certain liens which are specified in the Plan. The Notes contain certain covenants and restrictions and provide for the prepayment of principal in the amount of 80% of the net proceeds from the sale of the collateral for the Notes and from other specified sources.

       (b) Preferred Stock in the face amount of $22,500,000 which carries a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998, by means of additional shares of Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Preferred Stock automatically converts into Common Stock pursuant to an established formula if any dividend payment is not made in full when due. If all dividends were paid in kind through October 1, 1998, no other Common Stock were issued and the Preferred Stock were converted to Common on

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued:

                 October 1, 1998, the PacMutual Lenders would, on account of that conversion, acquire 77% of the total Common Stock outstanding after the conversion, bringing their total holdings to 89%.

                 The Preferred Stock is redeemable in cash on October 1, 2000, but in certain circumstances, may be redeemed earlier.

       (c) Common Stock equal to approximately 52% of the total outstanding Common Stock.

       New Credit Facility

       Pursuant to the Plan a Credit Facility in the maximum amount of $10,000,000 was arranged. The Credit Facility is collateralized by a first lien on certain of the Trust's properties, is a revolving facility and bears interest at 2.25% over the prime rate defined in the Agreement. The Credit Facility matures on October 7, 1997. Subsequent to September 30, 1994, approximately $3,000,000 was drawn on the new Credit Facility.

                             Fresh Start Accounting

       In accounting for the effects of the reorganization, the Trust has implemented Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Fresh start accounting as defined by SOP 90-7 is applicable because pre-reorganization shareholders will receive less than 50% of the Trust's new Common Shares and the reorganization value of the assets of the reorganized Trust is less than the total of all post-petition liabilities and allowed claims.

       Under the principles of fresh start accounting, all of the Trust's assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of the reorganization.

       The Pro Forma balance sheet as of September 30, 1994, shows the effect of the reorganization as if it had been effective on that date instead of October 7, 1994, the actual Effective Date. As a result of the implementation of fresh start accounting, the balance sheet of the Trust, after consummation of the Plan, is not comparable to the Trust's balance sheets for prior periods.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued:

       The reorganization value of the Trust's assets is primarily the estimated fair value of the Trust's property and interest in CalREIT. The aggregate property value was reached through the use of an eleven year cash flow analysis discounted at rates generally ranging from 12% to 15% and assuming a ten year holding period. The discounted cash flow analysis also includes an estimate of terminal value, which was determined using the discounted value of estimated net operating income of each of the respective properties beginning in the year following the holding period. This analysis relies on estimates of future property performance, and the various market factors including the supply, demand and price of competing product. Estimates were also made as to property lease-up, required capital expenditures, and similar matters. All of these estimates may vary from the actual future occurrences.

       The interest in CalREIT was valued based on an income capitalization approach, without any control premium being attributed to the Trust's majority ownership position in CalREIT. The income capitalization approach was also used to value the assets underlying the notes receivable, to determine the value of each note.

                        Pro Forma Financial Information

       The Pro Forma information shows the effect of the reorganization of the Trust on its balance sheet as of September 30, 1994, as if the Plan had been effective on that date instead of October 7, 1994, which was the actual Effective Date of the Plan.

       Adjustments made to arrive at the Pro Forma balances reflect the adjustment of assets to reorganization value (which approximates fair value), the restructuring of the PacMutual Lender debt and certain other debt adjustments as described above and pursuant to the requirements of the Plan. The preferred stock has been recorded at a discount to its face amount based on an imputed rate of return of 12%.

       A Pro Forma statement of operations is not presented as there is only one adjustment which affects revenue and expenses. Such adjustment is forgiveness of debt, as a result of the reorganization, of $15,561,000. Pro Forma loss before extraordinary item and net loss for the year ended September 30, 1994, would have been $23,000,000 and $7,439,000, respectively (per share of ($4.71) and ($1.30), respectively). Shares outstanding used in this calculation were 4,884,000.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued:

                               Rental Properties

       At September 30, 1994 (Pro Forma), rental properties are recorded at reorganization value. At September 30, 1994 and 1993, rental properties are carried at cost, net of accumulated depreciation and less a valuation allowance for possible investment losses. The Trust's valuation allowance for possible investment losses represents the excess of the carrying value of individual properties over their appraised or estimated net realizable value.

       The additions to the valuation allowance for possible investment losses are recorded after consideration of various external factors, particularly overbuilt real estate markets resulting in declining lease rates, which adversely affect real estate. A gain or loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated. In the event economic conditions for real estate continue to decline, additional valuation losses may be recognized.

       The allowance for depreciation and amortization has been calculated under the straight-line method, based upon the estimated useful lives of the properties which lives range from 30 to 40 years. Expenditures for maintenance, repairs and betterments which do not materially prolong the normal useful life of an asset are charged to operations as incurred.

       Real estate acquired by cancellation of indebtedness or foreclosure is recorded at fair market value at the date of acquisition, but not in excess of the unpaid balance of the related loan plus costs of securing title to and possession of the property.

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

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization, Summary of Significant Account Policies and Chapter 11 Proceedings, continued:

                                  Income Taxes

       In 1977, the Trust elected to be and was taxed as a real estate investment trust (REIT) through the year ended September 30, 1992. A REIT is not taxed on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its real estate investment trust taxable income is distributed, and subject to certain other requirements.

       During the year ended September 30, 1993, the Trust did not qualify to be taxed as a REIT. The termination of its REIT status is effective as of October 1, 1992. Furthermore, the circumstances of that termination were such that the Trust will not be eligible to re-elect to be taxed as a REIT prior to its taxable year ended September 30, 1998.

       In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." SFAS 109 requires the use of the liability method of accounting for income taxes. Deferred taxes are recorded based on the differences between financial statement and income tax bases of assets and liabilities and available loss or credit carryforwards. A "Valuation Allowance" is recorded against deferred tax assets unless it is more likely than not that the asset will be realized in the future.

       Effective October 1, 1993, the Trust adopted SFAS 109. There was no cumulative effect as of October 1, 1993, of the accounting change, nor did the adoption of SFAS 109 have any effect on the results of operations for the year ended September 30, 1994.

                                      Cash

       The Trust invests its cash and restricted cash in demand deposits with banks with strong credit ratings. Cash in excess of federally insured amounts was $7,233,000 and $4,951,000 as of September 30, 1994 and 1993,
       respectively. The Trust has not experienced any losses on these deposits.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued:

                              Sales of Real Estate

       The Trust complies with the provisions of Statement of Financial Accounting Standards No. 66 (SFAS 66), "Accounting for Sales of Real Estate." Accordingly, the recognition of gains on certain transactions are deferred until such transactions have complied with the criteria for full profit recognition under the Statement.

                      Fair Value of Financial Instruments

       In 1993, the Trust adopted Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosure About Fair Value of Financial Instruments." This statement requires disclosure of the fair value of all financial instruments, both assets and liabilities recognized and not recognized in the balance sheet. The adoption of SFAS No. 107 resulted only in additional disclosure requirements and had no effect on the Trust's financial position or results of operations.

                               Net Loss Per Share

       Net loss per share of beneficial interest has been computed based on the weighted-average number of shares outstanding during the year of, 25,093,000 in 1994 and 1993 and 25,095,000 in 1992. Per share amounts have not been restated for periods prior to the Effective Date of the reorganization, as the Trust becomes a new entity for accounting purposes as of the Effective Date.

                               Reclassifications

       Certain reclassifications have been made in the presentation of the 1993 financial statements to conform to the 1994 and 1994 (Pro Forma) presentation.


2.     Related-Party Transactions:

       Until September 1, 1993, administrative services were provided to the Trust by B&B Property Investment, Development and Management Company, Inc. (B&B). B&B's compensation consisted of 5% of the gross proceeds from the sale of shares of beneficial interest, as well as a reimbursement of certain expenses incurred in performing services for the Trust. B&B

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     Related-Party Transactions, continued:

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

       Compensation, leasing commissions and expense reimbursements to B&B and B&B Property were $591,000, $2,826,000 and $2,867,000 for the years ended September 30, 1994, 1993 and 1992, respectively. The commissions paid are included in other assets and amortized over the term of the leases, typically five years.

       The Trust entered into certain leasing transactions with North Main Street Company (North Main), a company owned by the President and Chairman of the Board of the Trust's former advisor, B & B. Until July 20, 1993, when the Trust terminated its lease arrangement with North Main, North Main leased the Trust's hotels under triple net leases, which leases generated revenue to the Trust of $1,854,000 during the year ended September 30, 1993. Generally such leases provided for payment of the greater of a minimum rent or specified percentages of preestablished revenue categories as stated in each hotel's lease.

       At September 30, 1994 and 1993, the Trust has amounts due to CalREIT aggregating $623,000 and $597,000 respectively. Such amounts bear interest at 10% and are due on demand, without collateral, and are eliminated in consolidation.

       During the year ended September 30, 1993, the Trust paid fees of $93,000, primarily for consulting, to a company owned by one of the former Trustees.

       The Trust provides and charges a fee for management services for its majority owned affiliate, CalREIT. Such fees are eliminated in consolidation.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     Restricted Cash:

       At September 30, 1994 and 1993, cash of $111,000 is restricted under the terms of the agreement with Sun Life Insurance Company of America in connection with their purchase of senior participation interests in notes receivable. Subsequent to September 30, 1994, this cash became unrestricted.


4.     Rental Properties:

       At September 30, 1994 (Pro Forma), 1994 and 1993, the Trust's rental property portfolio at reorganization value or cost included office buildings, $29,962,000, $68,136,000 and $86,931,000; commercial buildings, $59,262,000, $75,903,000 and $83,426,000; hotels,
       $30,226,000, $61,148,000 and $64,787,000, and land, $2,170,000,
       $8,253,000 and $8,253,000, respectively. The Pro Forma amounts reflect the netting of accumulated depreciation and valuation allowances against cost.

       Under fresh start accounting, all rental properties are recorded at reorganization value, which is likely to be different than tax basis.

       Noncancellable operating leases at September 30, 1994, provide for minimum rental income during each of the next five years of $8,266,000, $6,936,000, $5,321,000, $3,627,000 and $2,248,000, respectively, and
       $6,097,000 thereafter. Certain of the leases increase periodically based on changes in the Consumer Price Index.

       Rental properties with an aggregate carrying value of $6,400,000, at September 30, 1994 are subject to purchase options exercisable on the part of the lessees.


5.     Partnership Interests:

       As discussed in Note 1, the Trust is a partner in Placer Ranch Partners, a limited partnership in which the Trust owns a 31% limited partnership interest. No income has been recognized in the Trust's financial statements for 1994, 1993 and 1992 related to the Placer Ranch Partners partnership as payment of such income is contingent upon the future sale of land.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     Partnership Interests, continued:

                                                                             1994                 1993
                                                                             ----                 ----
       Investment in Placer Ranch Partners,
            Limited Partnership, at the Trust's
            financial accounting basis,
            net of valuation
            allowance of $9,701,000 in 1994 and 1993                   $4,000,000           $4,000,000
                                                                       ==========           ==========

       The Trust is also a partner in CR Properties, a general partnership, in which the Trust owns a 50% interest. CR Properties is a limited partner in a partnership which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's financial statements for 1994, 1993 and 1992 as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt.

                                                                           1994                 1993
                                                                           ----                 ----
           Investment in CR Properties general
            partnership, net of valuation
            allowance of $7,728,000 in 1994 and 1993                       $ --                 $ --
                                                                           ====                 ====


6.     Notes Receivable:

       In order to facilitate sales of real estate, the Trust has accepted partial payment in the form of notes receivable collateralized by deeds of trust. Additionally, the Trust has invested in a variety of loans collateralized by deeds of trust. As of September 30, 1994 and 1993, the Trust had long-term notes receivable, collateralized by deeds of trust, of (before valuation allowance and unaccreted discount) $23,577,000 and $27,692,000, respectively. Generally the notes are collateralized by real estate properties in California.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     Notes Receivable, continued:

       The notes are to be repaid from the cash flow of the property or proceeds from the sale or refinancing of the property. At September 30, 1994, $4,316,000 of such notes were delinquent. Contractually scheduled principal collections over the next five years, excluding delinquent notes, are as follows:

            1995                                                 $    27,000
            1996                                                      29,000
            1997                                                   1,293,000
            1998                                                     803,000
            1999                                                      39,000
            Thereafter                                            17,070,000
                                                                 -----------

                                                                 $19,261,000
                                                                 ===========

       The notes bear interest at rates ranging from 8% to 16% as of September 30, 1994. For the year ended September 30, 1994, the overall effective rate was approximately 8%.

       During the year ended September 30, 1990, the Trust sold $13,753,000 in senior participation interests in certain notes receivable to Sun Life Insurance Company of America, a Maryland corporation (Sun Life). The participation agreement specified that upon default of any note receivable covered by the agreement, Sun Life would have had priority in any proceeds before the Trust. Total participation outstanding at September 30, 1994 and 1993, was $__ and $1,194,000, respectively. This agreement was terminated during the year ended September 30, 1994.


7.     Valuation Allowances:

       In connection with preparing its plan of reorganization, as described in
       Note 1, the Trust reviewed its real estate investments. Based on that review, the Trust provided for valuation allowances as set forth below. Adverse economic factors, particularly overbuilt real estate markets resulting in declining lease renewal rates, were the primary causes of these valuation losses. If such adverse economic factors continue, additional valuation loss provisions may be required.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     Valuation Allowances:

       Analysis of changes in the allowance for possible losses on real estate investments, partnership interests, notes receivable, and rents and interest receivable for years ended September 30, 1994, 1993 and 1992 follow:

                                                                    1994             1993              1992
                                                                    ----             ----              ----
          Rental Properties

            Allowance for valuation losses on
           rental property investments:
            Beginning balance                               $ 78,659,000     $ 66,195,000       $34,117,000
            Provision for valuation losses                     2,834,000       37,386,000        34,575,000
            Amounts charged against allowance
             for valuation losses                            (10,236,000)     (24,922,000)       (2,497,000)
                                                            ------------     ------------       -----------

              Ending balance                                $ 71,257,000     $ 78,659,000       $66,195,000
                                                            ============     ============       ===========

          Partnership Interests

          Allowance for valuation losses on                         1994             1993              1992
           partnership interests:                                   ----             ----              ----
            Beginning balance                               $ 17,429,000     $  4,957,000       $        --
            Provision for valuation losses                            --       12,472,000         4,957,000
                                                            ------------     ------------       -----------

              Ending balance                                $ 17,429,000     $ 17,429,000       $ 4,957,000
                                                            ============     ============       ===========

          Notes Receivable

          Allowance for valuation losses and unaccreted
           discounts on notes receivable:
            Beginning balance                               $  8,430,000     $  6,609,000       $        --
            Provision for valuation losses                       579,000        2,971,000         8,269,000
            Discounts on notes and other, net                         --          921,000                --
            Amounts charged against allowance
             for valuation losses                             (1,894,000)      (2,071,000)       (1,660,000)
                                                            ------------     ------------       -----------

              Ending balance                                $  7,115,000     $  8,430,000       $ 6,609,000
                                                            ============     ============       ===========

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     Valuation Allowances, continued:

          Rents and Interest Receivable

          Allowance for bad debt losses on                          1994             1993              1992
                                                                    ----             ----              ----
           rents and interest receivable:
            Beginning balance                                $ 2,478,000       $1,948,000        $1,948,000
            Provision for losses                               2,554,000          906,000                --
            Amounts charged against allowance
             for losses                                       (2,477,000)        (376,000)               --
                                                             -----------       ----------        ----------

              Ending balance                                 $ 2,555,000       $2,478,000        $1,948,000
                                                             ===========       ==========        ==========

       In addition, the Trust has established an allowance for valuation losses on other assets in the amount of $590,000 at September 30, 1994 and 1993, and $329,000 at September 30, 1992.


8.     Long-Term Notes Payable:

       As of September 30, 1994 (Pro Forma), 1994 and 1993, the Trust had long-term notes payable (Notes), most of which were collateralized by deeds of trust on rental properties. Per the Reorganization Plan, these notes are due in installments extending to the year 2017 with interest rates ranging from 6.3% to 10.75% Contractually scheduled principal payments during each of the next five years with respect to the Reorganization Plan plus amounts related to CalREIT are $3,398,000, $4,394,000, $461,000, $3,559,000 and $567,000, respectively, and
       $36,153,000 thereafter.

       As of September 30, 1994 and 1993, the Notes were subject to compromise. Under the Plan of Reorganization, the principal amount of the Notes remained undiminished, and in some cases increased by accrued interest and professional fees. Moreover, the terms of the Notes were altered, in some cases materially.

       As of September 30, 1994 and 1993, the Trust was in default under the Notes, due to, among other factors, its filing a petition under Chapter 11 (see Note 1).

       Long-term notes payable, mostly collateralized by deeds of trust on rental properties, in the amount of $8,776,000 and $15,874,000 at September 30, 1994 and 1993, respectively, are collateralized by CalREIT properties and, therefore, are not subject to compromise.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     Long-Term Notes Payable:

       During Chapter 11 proceedings, interest expense has generally been recorded at contractually stated amounts.


9.     Principal and Deferred Interest Notes:

       In July 1992, the Trust had restructured debt with the PacMutual Lenders which had a balance of $72,600,000 at September 30, 1993. Substantially all of the Trust's assets, subject to previously existing liens, were pledged as collateral for that restructured debt. As of September 30, 1994 and 1993, the Trust was in default under the debt restructuring agreement due to, among other factors, its filing a petition under Chapter 11 (see Note 1).


10.    Distributions:

       No cash distributions were made to holders of shares of beneficial interest for the fiscal years ended September 30, 1994, 1993 and 1992.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    Statements of Cash Flows Supplemental Information:

       In connection with the purchase of property and improvements, the Trust entered into various noncash transactions as follows:

                                                                 1994             1993              1992
                                                                 ----             ----              ----
          Property cost                                       $       --                        $ 7,225,000
          Other additions                                      1,493,000        4,267,000         5,129,000
                                                              ----------       ----------       -----------

            Total additions                                    1,493,000        4,267,000        12,354,000
                                                              ----------       ----------       -----------

          Debt incurred by the Trust                                  --               --         3,060,000
          Other liabilities incurred
           by the Trust                                               --          305,000         1,476,000
          Notes receivable applied
           to purchase                                                --               --         5,440,000
          Valuation loss on in-substance
           foreclosures                                               --               --        (1,565,000)
          Other assets applied to purchase                            --           75,000           349,000
                                                              ----------       ----------       -----------

            Total deductions                                          --          380,000         8,760,000
                                                              ----------       ----------       -----------

          Cash used                                           $1,493,000       $3,887,000       $ 3,594,000
                                                              ==========       ==========       ===========

       The property cost additions of $7,225,000 during 1992 resulted from recognition of in-substance foreclosures on two properties securing notes receivable and related interest aggregating $8,790,000, resulting in a valuation loss of $1,565,000.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    Statements of Cash Flows Supplemental Information, continued:

       In connection with the sale of property, the Trust entered into various noncash transactions as follows:

                                                                 1994             1993               1992
                                                                 ----             ----               ----
          Sales price                                        $ 6,363,000      $16,653,000       $13,406,000
          Notes receivable                                            --        9,600,000         7,112,000
          Notes payable assumed by buyer and
           other liabilities applied to sales
           price                                               5,922,000        4,032,000         4,690,000
                                                             -----------      -----------       -----------

          Cash received                                      $   441,000      $ 3,021,000       $ 1,604,000
                                                             ===========      ===========       ===========

          Cost of property sold                              $12,293,000      $23,764,000       $16,649,000
                                                             ===========      ===========       ===========

       One property which collateralized notes payable of $8,793,000 was foreclosed upon during the year ended September 30, 1994, causing a gain of $873,000 to be recorded.

       Four properties which collateralized notes payable in the aggregate amount of $29,845,000 were foreclosed upon during the year ended September 30, 1993, causing a net loss of $4,783,000 to be recorded.

       During the year ended September 30, 1993, the Trust sold six notes receivable for net proceeds of $11,538,000, reduced by other costs (including delinquent taxes, fees and closing costs) of $1,297,000, producing net cash proceeds to the Trust of $10,241,000, resulting in a loss of $662,000. Two of the six notes were treated differently than the other four. The Trust sold a partial interest in those notes for $4,968,000 in cash (resulting in a loss of $204,000). The Trust's retained interest in those two notes amounts to $3,047,000 and is noninterest bearing. A discount of $1,189,000 was recorded on the Trust's portion of the notes as of September 30, 1992, using an imputed interest rate of 15%. The agreement provides for the purchaser to receive interest of 18%, representing all interest on the total balance of such notes. This note was prepaid at a discount during the year ended September 30, 1994.

       Interest paid on the Trust's outstanding debt for the years ended September 30, 1994, 1993, and 1992, was $6,386,000, $12,579,000 and
       $16,762,000, respectively.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust, Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    Commitments and Contingencies:

                                     Leases

       The Trust is obligated under land leases to the year 2033. The minimum annual payment, which payment remains unaffected by the Trust's bankruptcy, under the leases for each of the next five years are $121,000, $104,000, $104,000, $104,000, $104,000, respectively, and
       $3,220,000 thereafter.

                                   Litigation

       At the time the Trust filed its Chapter 11 petition in August 1993 and at September 30, 1994, it was party to a number of lawsuits. Most involved ordinary disputes common in the real property management business, and amounts immaterial to the Trust's overall financial situation.

       Other lawsuits, all of which have been resolved, involved the following matters:

          - Claims filed by the PacMutual Lenders, Senior Mortgage Holders and other Claim Holders. These claims were settled in the Chapter 11 proceedings described in Note 1.

          - Litigation filed in 1991 naming the individual Trustees of the Trust and B & B, among others, as defendants, and the Trust as a nominal defendant. It sought, among other things, a declaration that the Trust's management agreement with B & B was invalid and imposition of a constructive trust on and recovery of $7,195,000 by
            B&B in 1989.   Subsequent to September 30, 1994, this case was
            settled, and the Trust received a settlement of approximately $900,000.

          - A complaint filed by approximately 130 former Trust shareholders in 1993 naming the Trust, current and former Trustees, B & B and its shareholders and various current and former professional advisors and consultants to the Trust as defendants. The complaint alleged breach of fiduciary duty, violation of federal and state securities laws, violation of civil RICO, fraud, negligent misrepresentation, negligence and civil conspiracy. Subsequently, the action was dismissed with prejudice.

          - A complaint was filed in April 1994 by the franchisor of most of the Trust's hotels, alleging trademark infringement and unfair business practices. Following extensive negotiations, the parties entered into a settlement agreement approved by the Bankruptcy Court which involved ongoing licensing arrangements for the hotels.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
   (formerly Commonwealth Equity Trust,0 Debtor-in-Possesion, and Affiliates)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    Commitments and Contingencies, continued:

                                     Other

       In accordance with bankruptcy proceedings, claims are filed with the Court by specified dates. At September 30, 1994, the Trust recorded its best estimate of its ultimate liability for those claims, including pending professional fees related to the bankruptcy proceedings.


13.    Liabilities Subject to Compromise:

       At September 30, 1994 and 1993, the Trust has $123,340,000 and $133,065,000, respectively, of liabilities which are subject to compromise in Chapter 11 proceedings as follows:

                                                                             1994                   1993
                                                                             ----                   ----
          Long-term notes payable, collateralized by
           deeds of trust on real property                           $ 38,987,000           $ 49,099,000
          Senior secured notes payable                                 72,600,000             72,600,000
          Other unsecured notes payable                                 2,600,000              2,600,000
          Pre-petition accounts payable and
           accrued expenses                                             9,153,000              8,766,000
                                                                     ------------           ------------

                                                                     $123,340,000           $133,065,000
                                                                     ============           ============


14.    Reorganization Items:

       Reorganization items are calculated from August 2, 1993, the date on which the Trust filed its petition for reorganization, and consist of the following:

                                                                           1994                   1993
                                                                           ----                   ----
          Interest earned on accumulated cash                         $    38,000              $  27,000
          Professional fees                                            (7,752,000)              (706,000)
                                                                      -----------              ---------

            Net reorganization items                                  $(7,714,000)             $(679,000)
                                                                      ===========              =========

                THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
  (formerly Commonwealth Equity Trust, Debtor-in-Possession, and Affiliates)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      Fair Value of Financial Instruments:

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

         The estimated fair value of the Trust's financial instruments including cash, notes receivable, rents and other receivables and notes payable, at September 30, 1994, is approximately the same as their carrying amounts.


16.      CalREIT Board of Trustees:

         Effective April 14, 1994, CalREIT elected a new Board of Trustees, all of whom were key management personnel of the Trust. Subsequently, the Board was changed and now includes one outside Trustee, who is also a Trustee of the Trust. CalREIT also terminated certain management and advisory agreements with B & B and B & B Property. Certain disputes with B & B and B & B Property in connection with that termination were settled in May 1994 for immaterial amounts.

                THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
  (formerly Commonwealth Equity Trust, Debtor-in-Possession, and Affiliates)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.      Income Taxes:

         The income tax effect of temporary differences between financial and income tax reporting that gives rise to a significant portion of the deferred income tax assets under the provision of SFAS 109, is as follows:

                                                   1994                             1993
                                                   ----                             ----
         NOL carryforward                  $ 26,712,000                     $ 18,085,000
         Fixed assets                        29,881,000                       31,558,000
         Investments                         12,647,000                       12,314,000
         Notes receivable                     1,165,000                          909,000
         Capital loss carryforward              937,000                        1,034,000
         Other                                  484,000                          476,000
                                           ------------                     ------------
                                             71,826,000                       64,376,000
         Less valuation allowance (Note 1)  (71,826,000)                     (64,376,000)
                                           ------------                     ------------
         Net                               $         --                     $         --
                                           ============                     ============

         At September 30, 1994, the Trust had tax net operating loss carryforwards (NOL) which may be applied against future taxable income and which expire as follows:

            Fiscal Year Ending
              September 30                    Federal              California
            ------------------                -------              ----------
                  2004                    $   370,000             $     5,000
                  2005                      4,834,000               2,592,000
                  2006                      4,685,000               2,538,000
                  2007                      8,948,000               4,128,000
                  2008                     30,012,000              24,045,000
                  2009                     23,282,000              11,572,000
                                          -----------             -----------
                                          $72,131,000             $44,880,000
                                          ===========             ===========

         As required by SOP 90-7, any future benefit realized from NOL's which arose before the Effective Date of the Plan will be reported as a direct addition to paid-in capital.

         The Trust's alternative minimum tax operating loss carryforwards are substantially the same as its NOL at September 30, 1994.

                THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
  (formerly Commonwealth Equity Trust, Debtor-in-Possession, and Affiliates)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.    Income Taxes, continued:

       Pursuant to the Plan, debt in the amount of $15,561,000 was forgiven. Under applicable tax law, this amount will reduce the amount of the NOL available for future carryover.

       In addition, the Plan resulted in an ownership change under the Internal Revenue Code. Because of the ownership change, the NOL amounts and/or extent of allowable usage could be changed as defined in the Internal Revenue Code The Trust has yet to determine which available methods under the Code will yield the most beneficial result. It is, however, anticipated that the change in ownership will result in a substantial reduction/limitation on the NOL available in future years.

       As stated in Note 1, during the year ended September 30, 1993, the Trust failed to qualify under the Internal Revenue Code to be taxed as a REIT. The lack of a need for a provision for income taxes has been calculated for 1993, according to the precepts of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes."

                THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
  (formerly Commonwealth Equity Trust, Debtor-in-Possession, and Affiliates)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.    Condensed Financial Statements of Commonwealth Equity Trust (CET) Only:

       As is required disclosure under the precepts of SOP 90-7, condensed financial statements as of and for the years ended September 30, 1994 and 1993, for CET only are as follows:

                           Commonwealth Equity Trust
                             (Debtor-in-Possession)
                            Condensed Balance Sheets
                                  September 30



                                                   ASSETS

                                                                            1994                   1993
                                                                            ----                   ----
       Investments:
         Rental properties, net                                         $ 91,823,000           $107,413,000
         Investment in CalREIT                                            21,196,000             22,483,000
         Other investments                                                 6,449,000              9,300,000
                                                                        ------------           ------------

                                                                         119,468,000            139,196,000

       Cash                                                                2,833,000              3,213,000
       Other assets                                                        2,612,000              3,950,000
                                                                        ------------           ------------

          Total assets                                                  $124,913,000           $146,359,000
                                                                        ============           ============


                                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

       Liabilities:
         Liabilities subject to compromise                             $ 123,340,000          $ 133,065,000
         Due to CalREIT, subject to compromise                               623,000                597,000
         Post petition accounts payable and accrued expenses              14,149,000              2,896,000
                                                                       -------------          -------------

          Total liabilities                                              138,112,000            136,558,000
                                                                       -------------          -------------

       Shareholders' equity (deficit):
         Shares of beneficial interest                                    25,093,000             25,093,000
         Additional paid-in capital                                      219,848,000            219,848,000
         Accumulated deficit                                            (258,140,000)          (235,140,000)
                                                                       -------------          -------------

          Total shareholders' equity (deficit)                           (13,199,000)             9,801,000
                                                                       -------------          -------------
          Total liabilities and shareholders' equity (deficit)         $ 124,913,000          $ 146,359,000
                                                                       =============          =============

                THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
  (formerly Commonwealth Equity Trust, Debtor-in-Possession, and Affiliates)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. Condensed Financial Statements of Commonwealth Equity Trust (CET) Only, continued:

                           Commonwealth Equity Trust
                             (Debtor-in-Possession)
                       Condensed Statements of Operations
                        for the years ended September 30


                                                                           1994              1993
                                                                           ----              ----
       Revenues:
         Operating revenues                                           $ 25,542,000      $ 20,075,000
         Interest                                                          611,000           991,000
         Allocable loss from CalREIT and 3604                             (558,000)       (5,482,000)
                                                                      ------------      ------------

                  Total revenue                                         25,595,000        15,584,000
                                                                      ------------      ------------

       Expenses:
         Operating expenses (including hotel and
          property management)                                          19,727,000        11,285,000
         Depreciation and amortization                                   4,223,000         5,024,000
         Interest                                                       11,948,000        13,184,000
         General and administrative                                      2,679,000         4,153,000
                                                                      ------------      ------------

                  Total expenses                                        38,577,000        33,646,000
                                                                      ------------      ------------

       (Loss) before reorganization items, gain (loss) on
        foreclosure or sale of investments and valuation losses        (12,982,000)      (18,062,000)
       Reorganization items                                             (7,714,000)         (679,000)
                                                                      ------------      ------------

       (Loss) before gain (loss) on foreclosure
        or sale of investments and valuation losses                    (20,696,000)      (18,741,000)
       Gain (loss) on foreclosure or sale of investments, net              918,000        (7,478,000)
                                                                      ------------      ------------

       Loss before valuation losses                                    (19,778,000)      (26,219,000)
         Valuation losses                                                3,222,000        45,778,000
                                                                      ------------      ------------

                  Net loss                                            $(23,000,000)     $(71,997,000)
                                                                      ============      ============

                THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
  (formerly Commonwealth Equity Trust, Debtor-in-Possession, and Affiliates)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18. Condensed Financial Statements of Commonwealth Equity Trust (CET) Only, continued:

                           Commonwealth Equity Trust
                             (Debtor-in-Possession)
                       Condensed Statements of Cash Flows
                        for the years ended September 30


                                                                                     1994              1993
                                                                                     ----              ----
       Cash flows from operating activities:
          Net loss                                                           $(23,000,000)     $(71,997,000)
                                                                             ------------      ------------
          Adjustments to reconcile net loss to net cash used
           by operating activities:
              Depreciation and amortization                                     4,223,000         5,024,000
              Valuation losses                                                  3,222,000        45,778,000
              Accretion of note discount                                         (244,000)         (287,000)
              Allocable loss from CalREIT and 3604                                558,000         5,482,000
              (Gain) loss on foreclosure or sale of investments, net             (918,000)        7,478,000
          Changes in other assets and liabilities, net                         12,994,000         4,690,000
                                                                             ------------      ------------

                Total adjustments                                              19,835,000        68,165,000
                                                                             ------------      ------------

                Net cash used by operating activities                          (3,165,000)       (3,832,000)
                                                                             ------------      ------------

       Cash flows from investing activities:
         Purchases of and improvements to
          rental properties                                                      (807,000)       (2,778,000)
         Distributions from CalREIT, net                                          696,000         1,868,000
         Proceeds from sales of and collections
          on notes receivable                                                   2,515,000        11,499,000
         Proceeds from sales of rental properties                                 541,000         1,756,000
                                                                             ------------      ------------

                Net cash provided by investing activities                       2,945,000        12,345,000
                                                                             ------------      ------------

       Cash flows from financial activities:
         Principal payments on long-term notes payable                           (160,000)       (6,577,000)
                                                                             ------------      ------------

                Net cash used by financing activities                            (160,000)       (6,577,000)
                                                                             ------------      ------------

       Net (decrease) increase in cash                                           (380,000)        1,936,000
       Cash, beginning of year                                                  3,213,000         1,277,000
                                                                             ------------      ------------

       Cash, end of year                                                     $  2,833,000      $  3,213,000
                                                                             ============      ============

                THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
  (formerly Commonwealth Equity Trust, Debtor-in-Possession, and Affiliates)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



19.    Selected Quarterly Financial Data (Unaudited):


                                                                             Quarter Ended
                                           -----------      -------------------------------------------
                                           December 31      March 31        June 30        September 30
                                           -----------      --------        -------        ------------
         1994
         ----
         Revenues                          $ 8,581,000      $ 7,747,000    $ 8,090,000     $  7,752,000
                                           ===========      ===========    ===========     ============

         Reorganization items              $  (492,000)     $  (936,000)   $(2,067,000)    $ (4,219,000)
                                           ===========      ===========    ===========     ============
         Gain (loss) on fore-
          closure or sale of
          investments, net                 $        --      $  (215,000)   $   175,000     $    728,000
                                           ===========      ===========    ===========     ============

         Net loss                          $(3,806,000)     $(3,692,000)   $(4,058,000)    $(11,444,000)(1)
                                           ===========      ===========    ===========     ============

         Net loss per share                $      (.15)     $      (.15)   $      (.16)    $      (0.46)
                                           ===========      ===========    ===========     ============

         1993
         ----

         Revenues                          $ 6,535,000      $ 6,526,000    $ 6,086,000     $  7,568,000
                                           ===========      ===========    ===========     ============

         Reorganization items                       --               --             --     $   (679,000)
                                                                                           ============
         Gain (loss) on fore-
          closure or sale of
          investments, net                 $   465,000      $  (303,000)   $  (154,000)    $ (7,138,000)
                                           ===========      ===========    ===========     ============

         Net loss                          $(2,908,000)     $(3,958,000)   $(2,602,000)    $(62,529,000)(2)
                                           ===========      ===========    ===========     ============

         Net loss per share                $      (.12)     $      (.16)   $      (.10)    $      (2.49)
                                           ===========      ===========    ===========     ============

         1992
         ----

         Revenues                          $ 8,292,000      $ 7,541,000    $ 7,481,000     $  8,072,000
                                           ===========      ===========    ===========     ============
         Gain (loss) on sale
          of rental properties             $   921,000      $        --    $    44,000     $   (426,000)
                                           ===========      ===========    ===========     ============

         Net (loss)                        $(1,422,000)     $(3,537,000)   $(3,452,000)    $(48,307,000)(3)
                                           ===========      ===========    ===========     ============

         Net (loss) per share              $      (.06)     $      (.14)   $      (.14)    $      (1.92)
                                           ===========      ===========    ===========     ============


         (1)  Includes $3,413,000 in valuation losses.
         (2)  Includes $53,089,000 in valuation losses.
         (3)  Includes $48,130,000 in valuation losses.

                   THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
      (formerly Commonealth Equity Trust, Debtor-in-Posession, and Affiliates)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.      Historical Funds from Operations and Funds Available for Distribution:

         Equity REIT analysts generally consider Funds From Operations (FFO) an appropriate measure of performance in comparing the results of operations of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. Funds Available for Distribution ("FAD") is defined as FFO less capital expenditures funded by operations and loan amortization. The Company believes that in order to facilitate a clear understanding of the historical operating results of the Company, FFO and FAD should be examined in conjunction with net income
         (loss) as presented in this report. FFO and FAD should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity.

         Funds From (used in) Operations and Funds Available for Distribution for the years ended September 30, 1994 and 1993 are summarized as follows:

         Calculation of Funds From Operations and Funds Available for Distribution (Dollars in thousands, except per share)


                                                                    1994             1993
                                                                    ----             ----
         Net loss before reorganization items, gain (loss)
          on foreclosure or sale of investments, valuation
          losses and minority interest                          $(12,216)        $(12,891)

         Minority interest                                           151            1,792

         Depreciation and amortization                             4,878            6,115
                                                                --------         --------

            Funds From (used in) Operations                       (7,187)          (4,984)

         Capital Improvements                                     (1,493)          (3,887)

         Loan principal payments                                    (253)          (6,643)
                                                                --------         --------

            Funds Available for Distribution                    $     --         $     --
                                                                ========         ========

         Funds From (used in) Operations per share              $  (0.29)        $  (0.20)
                                                                ========         ========

         Funds Available for Distribution per share             $     --         $     --
                                                                ========         ========

         Weighted average shares outstanding                  25,093,000       25,093,000

                                    PART III



Item 10.    Directors and Officers of the Registrant

Pursuant to the Plan, on the Effective Date the Reorganized Board consisted of five persons, all of whose terms commenced on the Effective Date and will expire on the date of the 1996 annual meeting of shareholders. The Trustees are listed below:

                 Name                      Age                  Office
                 ----                      ---                  ------
                 E. Lawrence Hill          43                   Trustee
                 John McMahan              57                   Chairman of the Board of Trustees
                 Frank A. Morrow           55                   President, CEO and Trustee
                 John F. Salmon            49                   Trustee
                 Kenneth T. Seeger         45                   Trustee

There are no arrangements or understandings between any trustee and any other person pursuant to which the trustee was or is to be selected as a trustee except as specified in the Plan. There are no family relationships among any of the Trustees.

The principal occupations and affiliations of the Trustees are as follows:

John McMahan, Chairman of the Board. Mr. McMahan is President of John McMahan Associates, Inc., a San Francisco-based real estate consulting firm founded in 1973. Mr. McMahan has also served as the Chief Executive Officer of Mellon/McMahan Real Estate Advisors, Inc. which grew into one of the country's largest real estate investment advisors. He is a faculty member at the Haas Graduate School of Business at the University of California at Berkeley. Mr. McMahan has published many articles on real estate investment and has been active in several national real estate organizations including the National Association of Real Estate Investment Trusts. Mr. McMahan graduated from the University of Southern California and received an MBA degree in 1961 from the Harvard Graduate School of Business. He serves on the boards of BRE Properties, Inc. and Mellon Participating Mortgage Trust, Inc. as well as the National Association of Real Estate Investment Managers.

Frank A. Morrow, President and Chief Executive Officer. Mr. Morrow has been active in the real estate industry for over 25 years. As an independent advisor and business consultant, he has worked for several real estate companies as a turnaround specialist and workout expert. Other assignments have included due diligence investigations, stepping in as senior management in times of crisis, and multi-site real estate portfolio management. Mr. Morrow has had considerable experience in the acquisition, financing, leasing, management and sale of single as well as multiple assets. For a number of years, he served as the Managing Director of Real Estate for Stanford University and as

Senior Vice President for the Boise Cascade Urban Development Corporation. Prior to his business career, Mr. Morrow served nine years in the U.S. Navy as an aviator and test pilot. He graduated from the U.S. Naval Academy and in 1971, received an MBA degree from Stanford University. He serves on the board of directors of Landsing Pacific Fund.

E. Lawrence Hill, Jr., Trustee. Mr. Hill is the founder and President of Hickey & Hill, Inc., a 10-year old turnaround and workout specialty firm based in the San Francisco bay area. Mr. Hill's firm has worked with a variety of clients including high-technology, banking and real estate companies requiring near and/or long term rescue. His real estate clients have included hotel, mixed-use light industrial, residential and retail property owners. Successful turnarounds managed by his company have used various restructuring, recapitalization and reorganization strategies. Prior to founding his own company, Mr. Hill was a Vice President with the Bank of California in its Workout and Restructuring Department. For over five years, he managed approximately one third of the bank's non-performing assets implementing appropriate hold/sell plans for each property. Mr. Hill received a BS degree and an MS degree in engineering from Stanford University in 1974. He serves on the board of directors of Orchid Paper Products, Inc.

John F. Salmon, Trustee. Mr. Salmon recently returned to his San Francisco-based commercial real estate consulting practice after serving in Sacramento for five years as Director of the Governor's Office of Asset Management of the State of California. While in that position, he established procedures for reviewing the state's sizable real estate holdings, developed real property operating and disposition proposals for the Administration and the Legislature, redirected the state's office leasing policies and counseled state government agencies on institutional facility and asset management strategies. Prior to joining the Governor's Office, Mr. Salmon was the Vice President, Property Development and Sales of Santa Fe Pacific Realty Corporation (now Catellus Development Corporation) in San Francisco. There he managed the land planning, building development and property disposition activities of the company's three million acre, 18-state real estate portfolio. Mr. Salmon graduated from the University of Notre Dame in 1967 with a BBA degree in Accounting and received a JD degree from the University of Illinois in 1971.

Kenneth T. Seeger, Trustee. Mr. Seeger is a Principal in The Presidio Group, a real estate asset management, consulting and development company based in the San Francisco Bay Area. Until November 1993, Mr. Seeger was responsible for all finance and acquisition activities for Southwest Diversified/Coscan Partners, a major Irvine-based development company. Real estate development projects have included both residential and commercial properties throughout California and in Arizona. Prior to that, Mr. Seeger was a Senior Vice President with The Fox Group of Companies where he was responsible for all project financing. He also has had considerable experience in risk management, income-property operations and new business development. Mr. Seeger graduated from the Wharton School at the University of Pennsylvania in 1972. He is a full member of the Urban Land Institute, is on the Pacific Rim Urban Planning and Development Council and has served on the Advisory Board of the School of Real Estate at the University of California at Berkeley.

       Mr. Morrow serves as Chief Executive Officer pursuant to a Services and Confidentiality Agreement ("Agreement") between the Trust and FAMA Management, Inc., ("FAMA") a California corporation owned by Mr. Morrow, which provides his services to the Trust in exchange for compensation of $300,000 per year. The Agreement commences on October 1, 1994 and continues for one year thereafter, unless earlier terminated by the Board of Trustees. The Agreement provides, generally, that should the Board terminate Mr. Morrow as CEO during the initial year of the Agreement, FAMA is to be paid $300,000 on account of that early termination. The term of the Agreement may be mutually extended for an additional one year period on the same general terms.


Item 11.         Executive Compensation

       The following table lists the cash compensation of the Trustees and the officers of the Trust for the fiscal year ended September 30, 1994:

       Name of individual or
       number of persons in                Capacities in                         Cash
       group                               which served                          compensation
       ---------------------               -------------                         ------------
       Former Trustees                     Trustees                              $262,177 (1)
       as a group (five people) (1)

       Frank A. Morrow                     CEO                                   $195,000 (2)

Trustees and Officer

       Each Trustee is paid $5,000 per quarter and $1,000 for each Trustees' meeting attended.

(1) Includes compensation of $106,177 paid to Howard Cohn, a Trustee, as an employee of the Trust.

(2) Includes contingent compensation of $65,000 payable to Mr. Morrow which was payable only upon the Trust's emerging from bankruptcy, which it did on the Effective Date. Subsequent to the Effective Date, Mr. Morrow serves pursuant to a contract that provides annual compensation of $300,000.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

       Listed below are those shareholders known to the Trust as of December 15, 1994 to be the beneficial owner or the member of a group which is the beneficial owner of more than five percent of the Trust's shares of beneficial interest, after the reorganization (4,884,000 shares total).

                              Name and Address of                      Amount and Nature                   Percent of
Title of Class                Beneficial Owner                         of Beneficial Ownership             Class
- --------------                -------------------                      -----------------------             ----------
Preferred Shares              The Prudential Insurance
                              Company of America
                              Four Gateway Center
                              100 Mulberry Center
                              Newark, NJ  07102-4069                                 1,872,503                  16.6%

                              PRUCO Life Insurance Company
                              c/o Prudential Specialized Financial Group
                              Four Gateway Center
                              100 Mulberry Street
                              Newark, NJ  07102-4069                                 1,123,502                  10.0%

                              Pacific Mutual Life Insurance Company
                              c/o Ronn Cornelius
                              700 Newport Center Drive
                              Newport Beach, CA  92660                               2,996,005                  26.6%

                              Orix USA Corp.
                              c/o Denise L. Getty
                              600 Wilshire Boulvard, Suite 1460
                              Los Angeles, CA  90017                                   449,401                   4.0%

                              Weyerhauser Company Master
                              Retirement Trust*                                        432,773                   3.8%

                              TCW Special Credits Fund IV*                           1,394,490                  12.4%

                              TCW Special Credits Plus Fund*                         1,490,663                  13.3%

                              TCW Special Credits Trust IV*                          1,202,147                  10.7%

                              TCW Special Credits Fund IVA*                            288,516                   2.6%

                              *Address:
                              Salkeld & Company
                              c/o Bankers Trust Company
                              16 Wall Street, M/S 4042
                              New York, NY  10015

                              Name and Address of                       Amount and Nature                 Percent of
Title of Class                Beneficial Owner                          of Beneficial Ownership              Class
- --------------                -------------------                       -----------------------           ----------
Shares of                     The Prudential Insurance
Beneficial Interest           Company of America
                              Four Gateway Center
                              100 Mulberry Center
                              Newark, NJ  07102-4069                                    424,434                 8.7%

                              PRUCO Life Insurance Company
                              c/o Prudential Specialized Financial Group
                              Four Gateway Center
                              100 Mulberry Street
                              Newark, NJ  07102-4069                                    254,660                 5.2%

                              Pacific Mutual Life Insurance Company
                              c/o Ronn Cornelius
                              700 Newport Center Drive
                              Newport Beach, CA  92660                                  679,095                13.9%

                              Orix USA Corp.
                              c/o Denise L. Getty
                              600 Wilshire Boulvard, Suite 1460
                              Los Angeles, CA  90017                                    101,864                 2.1%

                              Weyerhauser Company Master
                              Retirement Trust*                                          98,095                 2.0%

                              TCW Special Credits Fund IV*                              316,884                 6.5%

                              TCW Special Credits Plus Fund*                            337,884                 6.9%

                              TCW Special Credits Trust IV*                             272,487                 5.6%

                              TCW Special Credits Fund IVA*                              65,397                 1.3%

                              *Address:
                              c/o Cede & Company
                              Box 20
                              New York, NY  10001

                              E. Lawrence Hill, Jr.                                       6,667**                  *

                              John McMahan                                                6,667**                  *

                              John F. Salmon                                              6,667**                  *

                              Kenneth T. Seeger                                           6,667**                  *

         No other officers or Trustees beneficially own any shares.
*        Does not exceed one percent of outstanding shares.
**       Shares have been reserved for option.

Item 13.         Certain Relationships and Related Transactions

         The Trust owns 76% of the shares of the California Real Estate Investment Trust ("CalREIT") and Messrs. McMahan, Morrow and Brown, Chairman and Trustee; President, CEO and Trustee; and Chief Financial Officer and Secretary, respectively, of the Trust, are the only Trustees of CalREIT. Both the Trust and CalREIT are self-administered. The Trust and CalREIT share offices, and certain of the officers and employees of the Trust also perform services for CalREIT, for which they are not separately compensated.
Therefore, the Trust is to receive reimbursement from CalREIT approximating its allocable share of the cost of providing these services.

                                    PART IV



Item 14.         Exhibits, Financial Statements, Schedules and Reports on Form
                 8-K

(a)  (1)         Financial Statements                                                                 Page
- --------         --------------------                                                                 ----
                 Included in Part II of this report:

                 Reports of Independent Accountants                                                16 - 18
                 Consolidated Balance Sheets at September 30, 1994 and 1993                             19
                 Consolidated Statements of Operations, Years Ended
                    September 30, 1994, 1993 and 1992                                                   20
                 Consolidated Statements of Changes in Shareholders' Equity
                    (Deficit) Accounts, Years Ended September 30, 1994, 1993 and 1992                   21
                 Consolidated Statements of Cash Flows, Years Ended
                    September 30, 1994, 1993 and 1992                                                   22
                 Notes to Consolidated Financial Statements                                        23 - 49

(a)  (2)         Consolidated Financial Statement Schedules and Exhibits Filed
- --------         -------------------------------------------------------------
       Schedule IX        -       Short Term Borrowings                                                 58

       Schedule X         -       Supplementary Income Statement Information                            59

       Schedule XI        -       Real Estate and Accumulated Depreciation                         60 - 64

       Schedule XII       -       Mortgage Loans on Real Estate                                    65 - 67


       The statements and schedules referred to above should be read in conjunction with the financial statements with notes thereto included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the consolidated financial statements or notes thereto.

(b)    Report on Form 8-K

       The Trust filed one report on Form 8-K during the quarter ended September 30, 1994 as follows:

                                                                                 Financial
       Date of Report             Item Reported                                  Statements Filed
       --------------             -------------                                  ----------------
       August 8, 1994             Confirmation of Plan of Reorganization                No

(c)    Exhibits

       All exhibits are incorporated by reference.

THE PEREGRINE REAL ESTATE TRUST, FORMERLY COMMONWEALTH EQUITY TRUST AND
AFFILIATES
SCHEDULE IX - SHORT-TERM BORROWINGS
Years ended September 30, 1994, 1993 and 1992


                                                    Weighted         Maximum           Average           Weighted
                   Category           Balance       Average           Amount            Amount            Average
                      Of               End of       Interest       Outstanding       Outstanding       Interest Rate
   Year           Borrowing           Year***         Rate         During Year       During Year*      During Year**
   ----           ---------           -------       --------       -----------       ------------      -------------
   1994           Bank                $     0          --          $         0       $         0             --
                  Borrowings

   1993           Bank                $     0          --          $         0       $         0             --
                  Borrowings

   1992           Bank                $     0         8.00%        $29,000,000       $29,000,000            8.40%
                  Borrowings


 * Average borrowings were computed by dividing the borrowed amounts, which were weighted on the basis of the number of days outstanding, by 259 days for 1992.


 ** The weighted average interest rate during the year was determined by dividing total interest expense related to short-term borrowings by average borrowings outstanding during the year.


 *** As a result of the July 17, 1992 debt restructuring agreement, the note payable to bank is current and included as part of the principal and deferred interest notes.

THE PEREGRINE REAL ESTATE TRUST, FORMERLY COMMONWEALTH EQUITY TRUST AND
AFFILIATES
SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION




                                                             Charged to Costs and Expenses
         Item                                                    Ended September 30,
         ----                                                -----------------------------


                                                        1994             1993           1992
                                                        ----             ----           ----
Real estate taxes                                    $2,138,000        3,080,000     2,757,000

Repairs and maintenance                               1,312,000        1,721,000     1,519,000

THE PEREGRINE REAL ESTATE TRUST, FORMERLY COMMONWEALTH EQUITY TRUST AND
AFFILIATES
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 1994          Page 1 Part A



                    Column A                                          Column B                   Column C
                    --------                                          --------                   --------

                                                                                       ....Initial Cost to Trust....
                                                                                                         Buildings,
                                                                                                        Improvements
                                                                                                        and Personal
                    Description                                     Encumbrances          Land            Property
                    -----------                                     ------------          ----          ------------
OFFICE BUILDINGS:
 Milpitas, Milpitas, California                                   $     -               2,957,000         4,475,000
 Timberlake, Sacramento, California                                   529,000              Leased         1,908,000
 16th and K Streets, Sacramento, California                             -                 550,000         4,586,000
 425 University Avenue, Sacramento, California                      2,948,000             800,000         3,218,000
 Town Center Garden Office Park, Long Beach, California                 -               3,805,000        11,414,000
 11135 Trade Center Drive, Rancho Cordova, California                   -               1,238,000         4,390,000
 11167 Trade Center Drive, Rancho Cordova, California                   -                 586,000           956,000
 Hurley Ethan Office Park I, Sacramento, California                 1,196,000             650,000         2,277,000
 System Integrators Buildings, Sacramento, California               4,608,000           1,532,000         6,532,000
 Hurley Ethan Office Park II, Sacramento, California                2,225,000           1,631,000         3,166,000
 Parkway Center, El Dorado Hills, California                            -                 233,000         1,224,000
 Redfield Commerce Center, Scottsdale, Arizona                          -                 580,000           823,000
                                                                  -----------          ----------        ----------
Total office buildings                                             11,506,000          14,562,000        44,969,000
                                                                  -----------          ----------        ----------
COMMERCIAL BUILDINGS:

 One Sunrise Park, Rancho Cordova, California                           -                 536,000         2,314,000
 Burbank Mini-Warehouse, Santa Rosa, California                         -                 692,000         1,814,000
 Regency Plaza, Sacramento, California                              8,869,000           4,200,000         8,134,000
 Villa Del Sol, Fullerton, California                                   -               1,904,000         1,436,000
 University Village, Sacramento, California                         7,732,000             939,000         7,918,000
 TGIF Sunrise Hills, Citrus Heights, California                         -                 458,000         1,374,000
 Fulton Square, Sacramento, California                                340,000              Leased         3,536,000
 Totem Square, Kirkland, Washington                                 4,391,000           3,175,000         5,793,000
 Downtown Mini Storage, Sacramento, California                          -                  Leased         1,951,000
 515 S. Fair Oaks Avenue, Pasadena, California                          -               1,410,000         4,305,000
 Sunrise Hills, Citrus Heights, California                          4,336,000           2,746,000         4,294,000
 Sierra Oaks, Roseville, California                                 4,976,000           2,109,000         6,003,000
 Mallory Service Building, Walnut Creek, California                     -               2,005,000           415,000
                                                                  -----------          ----------        ----------
Total commercial buildings                                         30,644,000          20,174,000        49,287,000
                                                                  -----------          ----------        ----------


                     Column A                                        Column D
                     --------                                        --------
                                                          Cost Capitalization Subsequent
                                                          ........to Acquisition........



                    Description                           Improvements     Carrying Cost
                    -----------                           ------------     -------------
OFFICE BUILDINGS:
 Milpitas, Milpitas, California                            3,287,000              -
 Timberlake, Sacramento, California                          359,000            55,000
 16th and K Streets, Sacramento, California                  121,000           134,000
 425 University Avenue, Sacramento, California             1,188,000           124,000
 Town Center Garden Office Park, Long Beach, California      443,000           396,000
 11135 Trade Center Drive, Rancho Cordova, California         35,000           146,000
 11167 Trade Center Drive, Rancho Cordova, California         15,000            40,000
 Hurley Ethan Office Park I, Sacramento, California        1,237,000           100,000
 System Integrators Buildings, Sacramento, California         12,000           208,000
 Hurley Ethan Office Park II, Sacramento, California         411,000           124,000
 Parkway Center, El Dorado Hills, California                  30,000            38,000
 Redfield Commerce Center, Scottsdale, Arizona               102,000              -
                                                           ---------         ---------
Total office buildings                                     7,240,000         1,365,000
                                                           ---------         ---------
COMMERCIAL BUILDINGS:

 One Sunrise Park, Rancho Cordova, California                532,000            80,000
 Burbank Mini-Warehouse, Santa Rosa, California                 -               65,000
 Regency Plaza, Sacramento, California                     1,778,000           338,000
 Villa Del Sol, Fullerton, California                        669,000            99,000
 University Village, Sacramento, California                1,176,000           244,000
 TGIF Sunrise Hills, Citrus Heights, California                6,000            47,000
 Fulton Square, Sacramento, California                        77,000              -
 Totem Square, Kirkland, Washington                          124,000              -
 Downtown Mini Storage, Sacramento, California                16,000            50,000
 515 S. Fair Oaks Avenue, Pasadena, California                30,000              -
 Sunrise Hills, Citrus Heights, California                   354,000           182,000
 Sierra Oaks, Roseville, California                          299,000           213,000
 Mallory Service Building, Walnut Creek, California             -               63,000
                                                           ---------         ---------
Total commercial buildings                                 5,061,000         1,381,000
                                                           ---------         ---------

                                                                           (Continued)



THE PEREGRINE REAL ESTATE TRUST, FORMERLY COMMONWEALTH EQUITY TRUST AND
AFFILIATES
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 1994          Page 2 Part A

                    Column A                            Column B                      Column C
                    --------                            --------                      --------

                                                                          ...Initial Cost to Trust...
                                                                                          Buildings,
                                                                                         Improvements
                                                                                         and Personal
                    Description                       Encumbrances         Land           Property
                    -----------                       ------------         ----          ------------
LAND:
 Florin Perkins, Sacramento, California                    -               4,752,000           -
 Parthenia, Northridge, California                         -               2,025,000           -
                                                      -----------         ----------      -----------
Total land                                                 -               6,777,000           -

HOTELS:
 Redding Holiday Inn, Redding, California               1,569,000          1,838,000        3,241,000
 Chico Holiday Inn, Chico, California                       -                636,000        7,390,000
 Sacramento Holiday Inn, Sacramento, California             -              4,251,000       13,618,000
 Walnut Creek Holiday Inn, Walnut Creek, California         -              3,750,000        8,800,000
 Casa Grande Motor Inn, Aroyo Grande, California        3,104,000          1,289,000        3,911,000
                                                      -----------         ----------      -----------
Total hotels                                            4,673,000         11,764,000       36,960,000
                                                      -----------         ----------      -----------
Total Investment in Real Estate                       $46,823,000         53,277,000      131,216,000
                                                      ===========         ==========      ===========
PARTNERSHIPS:
 CR Properties, Sacramento, California                $         0                  0                0
 Placer Ranch, Rocklin, California                              0                  0                0
                                                      -----------         ----------      -----------
Total Investment in Partnerships                      $         0                  0                0
                                                      ===========         ==========      ===========
Total Investment in Real Estate and Partnerships      $46,823,000         53,277,000      131,216,000
                                                      ===========         ==========      ===========

                    Column A                                          Column D
                    --------                                          --------
                                                          Cost Capitalization Subsequent
                                                          ........to Acquisition........



                    Description                           Improvements     Carrying Cost
                    -----------                           ------------     -------------
LAND:
 Florin Perkins, Sacramento, California                     1,476,000              -
 Parthenia, Northridge, California                              -                  -
                                                          -----------         ----------
Total land                                                  1,476,000              -
                                                          -----------         ----------
HOTELS:
 Redding Holiday Inn, Redding, California                   2,102,000            163,000
 Chico Holiday Inn, Chico, California                       2,734,000            234,000
 Sacramento Holiday Inn, Sacramento, California             4,091,000            511,000
 Walnut Creek Holiday Inn, Walnut Creek, California           973,000            344,000
 Casa Grande Motor Inn, Aroyo Grande, California            1,272,000               -
                                                          -----------         ----------
Total hotels                                               11,172,000          1,252,000
                                                          -----------         ----------
Total Investment in Real Estate                           $24,949,000          3,998,000
                                                          ===========         ==========
PARTNERSHIPS:
 CR Properties, Sacramento, California                              0          7,728,000
 Placer Ranch, Rocklin, California                        $         0         13,701,000
                                                          -----------         ----------
Total Investment in Partnerships                          $         0         21,429,000
                                                          -----------         ----------
Total Investment in Real Estate and Partnerships          $24,949,000         25,427,000
                                                          ===========         ==========


(1) The reduction in basis resulted from a judgment against the original seller of the property.
(2) Represents total cost of assets after valuation allowance.
(3) The Trust establishes allowances for possible investment losses which represent the excess of the carrying value of individual properties over their appraised or estimated net realizable value. Adverse economic factors, particularly overbuilt real estate resulting in declining lease renewal rates, were the primary causes of valuation allowances.

THE PEREGRINE REAL ESTATE TRUST, FORMERLY COMMONWEALTH EQUITY TRUST AND
AFFILIATES
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 1994          Page 1 Part B


                     Column A                                                             Column E
                     --------                                                             --------

                                                                                    Gross Amount at Which
                                                            ......................Carried at Close of Period...................

                                                                                                      Valuation
                                                                                Buildings and           Write
                    Description                                 Land            Improvements           Down (3)       Total (2)
                    -----------                                 ----            -------------         ---------       ---------
OFFICE BUILDINGS:
   Milpitas, Milpitas, California                           $ 2,957,000           7,762,000           5,923,000       4,796,000
   Timberlake, Sacramento, California                            Leased           2,322,000             942,000       1,380,000
   16th and K Streets, Sacramento, California                   550,000           4,841,000           1,336,000       4,055,000
   425 University Avenue, Sacramento, California                800,000           4,530,000           1,458,000       3,872,000
   Town Center Garden Office Park, Long Beach, California     3,805,000          12,253,000           9,222,000       6,836,000
   11135 Trade Center Drive, Rancho Cordova, California       1,238,000           4,571,000           2,745,000       3,064,000
   11167 Trade Center Drive, Rancho Cordova, California         586,000           1,011,000             447,000       1,150,000
   Hurley Ethan Office Park I, Sacramento, California           650,000           3,614,000           1,381,000       2,883,000
   System Integrators Buildings, Sacramento, California       1,532,000           6,752,000           3,026,000       5,258,000
   Hurley Ethan Office Park II, Sacramento, California        1,631,000           3,701,000           2,354,000       2,978,000
   Parkway Center, El Dorado Hills, California                  233,000           1,292,000               -           1,525,000
   Redfield Commerce Center, Scottsdale, Arizona                580,000             925,000             542,000         963,000
                                                            -----------          ----------          ----------      ----------
Total office buildings                                       14,562,000          53,574,000          29,376,000      38,760,000
                                                            -----------          ----------          ----------      ----------

COMMERCIAL BUILDINGS:

   One Sunrise Park, Rancho Cordova, California                 536,000           2,926,000             894,000       2,568,000
   Burbank Mini-Warehouse, Santa Rosa, California               692,000           1,879,000             666,000       1,905,000
   Regency Plaza, Sacramento, California                      4,200,000          10,250,000               -          14,450,000
   Villa Del Sol, Fullerton, California                       1,904,000           2,204,000           3,075,000       1,033,000
   University Village, Sacramento, California                   939,000           9,338,000             574,000       9,703,000
   TGIF Sunrise Hills, Citrus Heights, California               458,000           1,427,000              27,000       1,858,000
   Fulton Square, Sacramento, California                         Leased           3,613,000               -           3,613,000
   Totem Square, Kirkland, Washington                         3,175,000           5,917,000           1,422,000       7,670,000
   Downtown Mini Storage, Sacramento, California                 Leased           2,017,000             342,000       1,675,000
   515 S. Fair Oaks Avenue, Pasadena, California              1,410,000           4,335,000             860,000       4,885,000
   Sunrise Hills, Citrus Heights, California                  2,746,000           4,830,000           1,079,000       6,497,000
   Sierra Oaks, Roseville, California                         2,109,000           6,515,000             792,000       7,832,000
   Mallory Service Building, Walnut Creek, California         2,005,000             478,000           1,366,000       1,117,000
                                                            -----------          ----------          ----------      ----------
Total commercial buildings                                   20,174,000          55,729,000          11,097,000      64,806,000
                                                            -----------          ----------          ----------      ----------

                                                                          Column F        Column G     Column H       Column I
                                                                          --------        --------     --------       --------
                                                                                                                    Life on Which
                                                                                                                   Depreciation in
                                                                                                                    Latest Income
                                                                         Accumulated     Date of        Date         Statement is
                    Description                                          Depreciation   Construction   Acquired        Computed
                    -----------                                          ------------   ------------   --------    ---------------
OFFICE BUILDINGS:
   Milpitas, Milpitas, California                                        $ 1,595,000        1986         1/85         40 Years
   Timberlake, Sacramento, California                                        468,000        1973        12/86         40 Years
   16th and K Streets, Sacramento, California                                973,000        1987         8/87         40 Years
   425 University Avenue, Sacramento, California                           1,014,000        1977        11/85         40 Years
   Town Center Garden Office Park, Long Beach, Califor                     2,385,000        1983        12/87         40 Years
   11135 Trade Center Drive, Rancho Cordova, Californi                       856,000        1984         5/88         40 Years
   11167 Trade Center Drive, Rancho Cordova, Californi                       194,000        1984         5/88         40 Years
   Hurley Ethan Office Park I, Sacramento, California                        616,000        1978         4/88         40 Years
   System Integrators Buildings, Sacramento, Californi                     1,258,000        1984         5/88         40 Years
   Hurley Ethan Office Park II, Sacramento, California                       644,000        1981         6/88         40 Years
   Parkway Center, El Dorado Hills, California                               254,000        1985         1/88         40 Years
   Redfield Commerce Center, Scottsdale, Arizona                             253,000        1983         5/88         30 Years
                                                                         -----------
Total office buildings                                                    10,510,000
                                                                         -----------
COMMERCIAL BUILDINGS:

   One Sunrise Park, Rancho Cordova, California                              872,000        1982         8/83         35 Years
   Burbank Mini-Warehouse, Santa Rosa, California                            495,000        1984         4/85         40 Years
   Regency Plaza, Sacramento, California                                   2,355,000        1986         5/85         40 Years
   Villa Del Sol, Fullerton, California                                      525,000        1955         5/85         40 Years
   University Village, Sacramento, California                              1,911,000        1975        12/86         40 Years
   TGIF Sunrise Hills, Citrus Heights, California                            312,000        1984         1/87         40 Years
   Fulton Square, Sacramento, California                                     344,000        1980         5/91         40 Years
   Totem Square, Kirkland, Washington                                        551,000        1981        11/90         40 Years
   Downtown Mini Storage, Sacramento, California                             372,000        1980         3/88         40 Years
   515 S. Fair Oaks Avenue, Pasadena, California                             668,000   1915/1988         7/88         40 Years
   Sunrise Hills, Citrus Heights, California                                 819,000        1981         1/89         40 Years
   Sierra Oaks, Roseville, California                                      1,109,000        1989         1/89         40 Years
   Mallory Service Building, Walnut Creek, California                        125,000        1970        10/88         40 Years
                                                                         -----------
Total commercial buildings                                                10,458,000
                                                                         -----------
                                                                                                                   (Continued)



- --------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST, FORMERLY COMMONWEALTH EQUITY TRUST AND
AFFILIATES
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
SEPTEMBER 30, 1994          Page 2 Part B


                     Column A                                                            Column E
                     --------                                                            --------
                                                                                    Gross Amount at Which
                                                            .......................Carried at Close of Period.................

                                                                                                     Valuation
                                                                                Buildings and          Write
                    Description                                 Land            Improvements         Down (3)        Total (2)
                    -----------                                 ----            -------------        ---------       ---------
LAND:
   Florin Perkins, Sacramento, California                     4,752,000           1,476,000           4,058,000      2,170,000
   Parthenia, Northridge, California                          2,025,000                -              2,025,000              0
                                                            -----------         -----------          ----------    -----------
Total land                                                    6,777,000           1,476,000           6,083,000      2,170,000
                                                            -----------         -----------          ----------    -----------
HOTELS:
   Redding Holiday Inn, Redding, California                   1,838,000           5,506,000           2,601,000      4,743,000
   Chico Holiday Inn, Chico, California                         636,000          10,358,000           2,208,000      8,786,000
   Sacramento Holiday Inn, Sacramento, California             4,251,000          18,220,000           8,597,000     13,874,000
   Walnut Creek Holiday Inn, Walnut Creek, California         3,750,000          10,117,000           8,325,000      5,542,000
   Casa Grande Motor Inn, Aroyo Grande, California            1,289,000           5,183,000           2,970,000      3,502,000
                                                            -----------         -----------          ----------    -----------
Total hotels                                                 11,764,000          49,384,000          24,701,000     36,447,000
                                                            -----------         -----------          ----------    -----------
Total Investment in Real Estate                             $53,277,000         160,163,000          71,257,000    142,183,000
                                                            ===========         ===========          ==========    ===========
PARTNERSHIPS:
   CR Properties, Sacramento, California                    $         0                   0           7,728,000              0
   Placer Ranch, Rocklin, California                                  0                   0           9,701,000      4,000,000
                                                            -----------         -----------          ----------    -----------
Total Investment in Partnerships                            $         0                   0          17,429,000      4,000,000
                                                            -----------         -----------          ----------    -----------
Total Investment in Real Estate and Partnerships            $53,277,000         160,163,000          88,686,000    146,183,000
                                                            ===========         ===========          ==========    ===========



                                                         Column F          Column G       Column H         Column I
                                                         --------          --------       --------         --------
                                                                                                         Life on Which
                                                                                                        Depreciation in
                                                                                                         Latest Income
                                                       Accumulated         Date of          Date         Statement is
                    Description                        Depreciation      Construction     Acquired         Computed
                    -----------                        ------------      ------------     --------      ---------------


LAND:
   Florin Perkins, Sacramento, California                    -                  n/a           6/91                  n/a
   Parthenia, Northridge, California                         -                  n/a           9/92                  n/a
                                                        ----------
Total land                                                   -
                                                        ----------
HOTELS:
   Redding Holiday Inn, Redding, California              1,485,000        1968/1971           7/85             40 Years
   Chico Holiday Inn, Chico, California                  2,374,000        1972/1979           9/86             40 Years
   Sacramento Holiday Inn, Sacramento, California        4,340,000             1978           9/86             40 Years
   Walnut Creek Holiday Inn, Walnut Creek, California    2,377,000             1987           3/85             40 Years
   Casa Grande Motor Inn, Aroyo Grande, California         202,000             1984           9/92             40 Years
                                                        ----------
Total hotels                                            10,778,000
                                                        ----------
Total Investment in Real Estate                         31,746,000
                                                        ==========
PARTNERSHIPS:
   CR Properties, Sacramento, California                         0
   Placer Ranch, Rocklin, California                             0
                                                        ----------
Total Investment in Partnerships                                 0
                                                        ==========
Total Investment in Real Estate and Partnerships        31,746,000
                                                        ==========

THE PEREGRINE REAL ESTATE TRUST, FORMERLY COMMONWEALTH EQUITY TRUST AND
AFFILIATES
SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION


Reconciliation of total real estate carrying values for the three years ended
    September 30, 1994, 1993 and 1992 are as follows:

                                                                                    1994            1993            1992
                                                                                    ----            ----            ----
ASSET RECONCILIATION:
    Balance, beginning of year                                                 $164,738,000      259,060,000     295,433,000

    Additions:

           In substance foreclosures on properties                                                         -       7,225,000

           Improvements                                                           1,493,000        4,267,000       5,129,000

    Deductions:

           Real estate sold                                                     (10,628,000)     (35,217,000)    (16,649,000)

           In-substance foreclosures                                            (10,586,000)     (50,908,000)              -

           Valuation losses                                                      (2,834,000)     (12,464,000)    (32,078,000)
                                                                               ------------      -----------     -----------

    Balance, end of year                                                       $142,183,000      164,738,000     259,060,000
                                                                               ============      ===========     ===========


ACCUMULATED DEPRECIATION
  RECONCILIATION:
    Balance, beginning of year                                                 $ 31,708,000       37,019,000      31,423,000

    Additions:

           Depreciation                                                           4,703,000        5,686,000       7,744,000

    Deductions:

           Accumulated depreciation on
             real estate sold                                                    (2,062,000)      (4,324,000)     (2,148,000)

           Accumulated depreciation on
             in-substance foreclosures                                           (2,603,000)      (6,673,000)              -
                                                                               ------------      -----------     -----------
    Balance, end of year                                                       $ 31,746,000       31,708,000      37,019,000
                                                                               ============      ===========     ===========

THE PEREGRINE REAL ESTATE TRUST, FORMERLY COMMONWEALTH EQUITY TRUST AND
AFFILIATES
SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Notes Receivable Collateralized by Deeds of Trust)
SEPTEMBER 30, 1994


               Column A                     Column B           Column C                          Column D
               --------                     --------           --------                          --------

                                                                Final
                                            Interest           Maturity
              Description                     Rate               Date                     Periodic Payment Terms
              -----------                   --------           --------                   ----------------------
FIRST DEEDS OF TRUST:

     Commercial Building, Corona,
       California                            10.50%              1995                  Monthly interest only payments

     Retail Building, Tempe,
       Arizona                                9.25%              2017                  Monthly principal and interest
                                                                                         payments of $9,249
     Office Building, Phoenix,
       Arizona                                8.00%              1996                  Monthly interest only payments

     Office/Commercial Building,
       Phoenix, Arizona                       8.00%              2000                  Monthly 50% interest only paym

SECOND DEEDS OF TRUST:

     Commercial Building, Pacheco,
       California                             9.25%              1998                  Monthly interest only payments

     Commercial Office Building,
       San Francisco, California             10.50%              1996                  Monthly interest only payments

     Office Building, Corona
       California                            11.00%              1993                  Monthly interest only payments

     Office/retail complex, Fountain
       Valley, California                    10.00%              1998                  Monthly interest only payments

     Office/warehouse complex,               10.00% -
       Sunnyvale, California                   16.00%            1989                  Monthly interest only payments




                Column A                 Column E        Column F                    Column G                   Column H
                --------                 --------        --------                    --------                   --------

                                                                           Valuation        Carrying        Principal Amount of
                                                        Face Amount          Write          Amount of        Loans Subject to
                                          Prior          of Notes           Down or           Notes         Delinquent Principal
              Description                 Liens         Receivable       Discounts (2)     Receivable (1)        or Interest
              -----------                 -----         -----------      -------------     --------------   --------------------
FIRST DEEDS OF TRUST:

     Commercial Building, Corona,
       California                           N/A          $1,684,000         303,000         $1,381,000           $1,684,000

     Retail Building, Tempe,
       Arizona
                                            N/A             942,000                            942,000                 None
     Office Building, Phoenix,
       Arizona                              N/A             861,000         168,000            693,000                 None

     Office/Commercial Building,
       Phoenix, Arizona                     N/A           8,882,000         504,000          8,378,000                 None

SECOND DEEDS OF TRUST:

     Commercial Building, Pacheco,
       California                        2,171,000          768,000                            768,000                 None

     Commercial Office Building,
       San Francisco, California         3,400,000          475,000                            475,000               75,000

     Office Building, Corona
       California                        1,368,000          275,000         275,000                  0              275,000

     Office/retail complex, Fountain
       Valley, California                8,915,000        6,454,000       5,634,000            820,000                 None

     Office/warehouse complex,
       Sunnyvale, California               845,000        2,071,000                          2,071,000            2,071,000

THE PEREGRINE REAL ESTATE TRUST, FORMERLY
COMMONWEALTH EQUITY TRUST AND AFFILIATES
SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE (Notes Receivable Collateralized by Deeds of Trust)
SEPTEMBER 30, 1994


               Column A                  Column B         Column C                Column D
               --------                  --------         --------                --------
                                                           Final
                                         Interest         Maturity
              Description                  Rate            Date               Periodic Payment Terms
              -----------                --------         --------            ----------------------
SECOND DEEDS OF TRUST (CONTINUED):

     Retail Building, Sacramento,
       California                          11.00%           1994           Monthly interest only payments

     Commercial Building, Tempe
       Arizona                              8.00%           2000           Monthly 50% interest only payments

     Commercial Building, Westminster,                                     Monthly principal and interest
       California                           9.50%           1998             payments of $5,000



                                            Column E        Column F                   Column G                     Column H
                                            --------        --------        -------------------------------   --------------------
                                                                              Valuation        Carrying       Principal Amount of
                                                           Face Amount          Write          Amount of        Loans Subject to
                                            Prior            of Notes          Down or           Notes        Delinquent Principal
               Description                  Liens           Receivable      Discounts (2)    Receivable (1)       or Interest
             --------------                 -----          -----------      -------------    --------------   --------------------
SECOND DEEDS OF TRUST (CONTINUED):

     Retail Building, Sacramento,
       California                          1,525,000           211,000            211,000                 0                211,000

     Commercial Building, Tempe
       Arizona                               960,000           360,000             20,000           340,000                   None


     Commercial Building, Westminster,
       California                          5,750,000           594,000                              594,000                   None
                                         -----------       -----------         ----------       -----------
                                         $24,934,000       $23,577,000         $7,115,000       $16,462,000
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

THE PEREGRINE REAL ESTATE TRUST, FORMERLY COMMONWEALTH EQUITY TRUST AND
AFFILIATES
SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE


A summary of activity for note receivable collateralized by deeds of trust for the years ended September 30, 1994, 19 and 1992 are as follows:

                                                                           1994            1993           1992
                                                                           ----            ----           ----
Balance, beginning of year                                              $19,262,000      31,740,000     36,553,000

    Additions:

        New loans                                                                -        9,600,000      7,112,000

        Accretion of discount on
            notes receivable                                                284,000         303,000             -

        Additions for gain on sale of
            notes receivable                                                181,000              -              -

        Additions from reclass of deferred gain                             628,000              -              -

        Additions to notes receivable from
            capitalization of accrued interest
            on note modification                                                 -           54,000      1,490,000

    Deductions:

        Sales and collections of principal                               (2,970,000)    (16,958,000)    (1,271,000)

        Deductions for loss on sale of
            notes receivable                                                     -         (935,000)            -

        Deductions from note receivable
            on in substance foreclosure                                    (344,000)             -      (5,440,000)

        Deductions from loss on prepayment
            of notes receivable                                                  -               -         (95,000)

        Deductions from valuation losses
            and discounts on notes receivable                              (579,000)     (4,542,000)    (6,609,000)
                                                                        -----------       ---------      ---------
    Balance, end of year                                                $16,462,000      19,262,000     31,740,000
                                                                        ===========      ==========     ==========

                                   Signatures

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE PEREGRINE REAL ESTATE TRUST
                                        (formerly Commonwealth Equity Trust)

              12/21/94                  /s/ Frank A. Morrow
         ------------------             -------------------------------------
         Date                           Frank A. Morrow
                                        President and Chief Executive Officer

              12/21/94                  /s/ Arnold E. Brown
         ------------------             -------------------------------------
         Date                           Arnold E. Brown
                                        Chief Financial Officer


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              12/21/94                  /s/ John McMahan
         ------------------             -------------------------------------
         Date                           John McMahan
                                        Chairman of the Board


              12/21/94                  /s/ E. Lawrence Hill, Jr.
         ------------------             -------------------------------------
         Date                           E. Lawrence Hill, Jr.
                                        Trustee


              12/21/94                  /s/ Frank A. Morrow
         ------------------             -------------------------------------
         Date                           Frank A. Morrow
                                        Trustee


              12/21/94                  /s/ John F. Salmon
         ------------------             -------------------------------------
         Date                           John F. Salmon
                                        Trustee


              12/21/94                  /s/ Kenneth T. Seeger
         ------------------             -------------------------------------
         Date                           Kenneth T. Seeger
                                        Trustee

                                 Exhibit Index

Letter of Consent dated December 20, 1994 from KPMG Peat Marwick to the Board of Trustees, Commonwealth Equity Trust, filed as Exhibit A to the Trust's Form 10-K