Form 10-KT
PEREGRINE REAL ESTATE TRUST
filed 1995-03-31
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]
         For the fiscal year ended _______________________

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [No Fee Required]
         For the Transition period from October 1, 1994 to December 31, 1994
                                        ------------------------------------

Commission File Number 0-9097

                         THE PEREGRINE REAL ESTATE TRUST
                         -------------------------------
            (Exact Name of Registrant as Specified in its Charter)

              CALIFORNIA                                    94-2255677
              ----------                                    ----------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

1300 ETHAN WAY, SUITE 200, SACRAMENTO, CALIFORNIA             95825
-------------------------------------------------             -----
     (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:       (916) 929-8244
                                                          --------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of Each Class
                               -------------------
                       Common Shares of Beneficial Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.

                                     Yes  X          No
                                         ---             ---
                              Sequential Page:       01 of 53
                              Exhibit Index:         Page 44

Indicate by check mark whether if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                               [ ]


                                  MARKET VALUE
                                  ------------

There is no active trading market for Shares of Beneficial Interest.

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

Yes    X          No
      ---             ---
                               OUTSTANDING SHARES
                               ------------------

As of December 31, 1994, there were 4,884,138 outstanding Shares of Beneficial Interest.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None.

------------------------------------------------------------------------------

                         THE PEREGRINE REAL ESTATE TRUST

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I                                                                    PAGE

------------------------------------------------------------------------------

Item 1.           Business                                               1 - 4
Item 2.           Properties                                             5 - 6
Item 3.           Legal Proceedings                                          7
Item 4.           Submission of Matters to a Vote of Security Holders        7
------------------------------------------------------------------------------

PART II

------------------------------------------------------------------------------

Item 5.           Market for Registrant's Common Equity and Related
                           Security Holder Matters                           8
Item 6.           Selected Financial Data                                    8
Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations               9
Item 8.           Financial Statements and Supplementary Data               10
Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure              10

------------------------------------------------------------------------------

PART III

------------------------------------------------------------------------------

Item 10.          Directors and Executive Officers of the Registrant   37 - 39
Item 11.          Executive Compensation                                    39
Item 12.          Security Ownership of Certain Beneficial Owners
                           and Management                              40 - 41
Item 13.          Certain Relationships and Related Transactions            42
------------------------------------------------------------------------------

PART IV

------------------------------------------------------------------------------

Item 14.          Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                              43
------------------------------------------------------------------------------

                                       i.

------------------------------------------------------------------------------

                                     PART I
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Item 1.           Business
------------------------------------------------------------------------------

(a)      Current Developments

Plan of Reorganization Confirmed. On June 9, 1994, The Peregrine Real Estate Trust, formerly Commonwealth Equity Trust ("Trust"), a lender group including the Prudential Insurance Company of America, the Pacific Mutual Life Insurance Company, Orix USA Corp. and TCW for which Pacific Mutual Life Insurance Company acted as agent ("PacMutual Lenders"), the Official Committee of Holders of Equity Interests ("Equity Holders Committee") and the Official Committee of Creditors Holding Unsecured Claims ("Creditors Committee") filed with the Court the Third Amended Plan of Reorganization, which was subsequently modified by the First, Second, Third and Fourth Set of Plan Modifications, filed on July 13, 1994, July 20, 1994, July 29, 1994 and August 2, 1994, respectively. The Third Amended Plan of Reorganization as modified ("Plan") was confirmed in all respects on August 8, 1994.

The Effective Date of the Plan (the date on which the Trust emerged from bankruptcy) was October 7, 1994. The Trust is under the jurisdiction of the U.S. Bankruptcy Court until entry of a final decree, which is expected to be approximately one year from the Effective Date.

The Plan provided for inter alia: (a) the restructuring of virtually all of the Trust's secured and unsecured debt; (b) the reduction in the number of Shares of Beneficial Interest held by current shareholders from approximately 25,100,000
(old) shares to approximately 2,334,000 (new) shares (effectively a reverse stock split); and the issuance of approximately 2,550,000 new Shares of Beneficial Interest, as well as a new class of Redeemable Convertible Preferred Stock, of the Trust to the PacMutual Lenders as set forth in Item 12. From the Effective Date, the PacMutual Lenders own a majority of the new Shares of Beneficial Interest and all of the new Redeemable Convertible Preferred Stock. The PacMutual Lenders also received Restructured Secured Notes in the aggregate original principal amount of $40,000,000.

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

(b) Redeemable Convertible Preferred Stock in the face amount of $22,500,000 which carries a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998, by means of additional shares of Redeemable Convertible Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Redeemable Convertible Preferred Stock automatically converts into Shares of Beneficial Interest pursuant to an established formula if any dividend payment is not made in full when due. If all dividends were paid in kind through October 1, 1998, no other Shares of Beneficial Interest were issued and the Redeemable Convertible Preferred Stock were converted to Shares of Beneficial Interest on October 1, 1998, the PacMutual Lenders would, on account of that conversion, acquire 77% of the total Shares of Beneficial Interest outstanding after the conversion, bringing their total holdings to 89%.

The Redeemable Convertible Preferred Stock is redeemable in cash on October 1, 2000, but, under certain circumstances, including the sale of all or substantially all the assets of Peregrine, may be redeemed earlier.

(c) Shares of Beneficial Interest equal to approximately 52% of the total outstanding Shares of Beneficial Interest.

NEW CREDIT FACILITY

Pursuant to the Plan, a Credit Facility in the maximum amount of $10,000,000 was arranged. The Credit Facility is collateralized by a first lien on certain of the Trust's properties. It is a revolving facility and bears interest at 2.25% over the prime rate defined in the Agreement. The Credit Facility matures on October 7, 1997.

Chapter 11 Proceedings Leading to the Plan. On August 2, 1993, the Trust filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust
                                                -------------------------------
Case No. 93-26727-C-11. The proximate cause of the Trust's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with the PacMutual Lenders.

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

The Trust is currently not a qualified REIT under the Internal Revenue Code ("Code"). In 1977, the Trust elected to be and was taxed as a REIT through the year ended September 30, 1992. Under the Code, a qualified REIT is relieved, in part, of federal income taxes on ordinary income and capital gains distributed to shareholders. State tax benefits may also accrue to a qualified REIT. Its status as a qualified REIT was terminated as of the beginning of its fiscal year ended September 30, 1993. Unless the Trust seeks and is granted a waiver from the Internal Revenue Service, it may not obtain REIT status prior to its fifth taxable year ended after September 30, 1993.

The Trust has operated pursuant to a Declaration of Trust through October 6, 1994, and a Restated Declaration of Trust from October 7, 1994 forward. Pursuant to the Plan, a new Board of Trustees was designated as of the Effective Date. Both Declarations give the Board of Trustees the power to borrow money on the Trust's behalf; to make loans to other persons; to invest in the securities of other issuers under certain circumstances; to make investments in property; to purchase outstanding shares of the Trust for such consideration as they deem advisable; to issue an annual report to shareholders; to issue debt securities; to allocate investments between direct and indirect ownership and to exercise other powers in connection with the Trust's operation. Pursuant to both Declarations, the Trustees make decisions regarding the Trust's investment and sales activities without the prior approval of shareholders.

During the Transition Period, (for purposes of this report, will be defined as the period from October 7, 1994 through December 31, 1994) the following sources have contributed to the Trust's total income:

              Percent of Total
                Income From
              ----------------
                  Rental income                              95%

                  Interest income                             4%

                  Gains on sale of investments                1%

The Declaration of Trust permits the Trust to leverage its investments; that is, the Trust may finance or refinance its properties by borrowings. The Trust is 81% leveraged at December 31, 1994.

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

On June 15, 1994, United Property Services, Inc. ("UPSI") was approved by the Court as property manager for most of the Trust's commercial property assets. UPSI manages under an agreement that runs for automatic consecutive month to month terms, but is terminable by either the Trust or UPSI upon 30 days notice.

At December 31, 1994, the Trust had approximately 440 employees, all but 13 of whom were employed at the hotel properties. On January 15, 1995, an agreement was signed with an unrelated hotel management company ("Manager") with respect to the Chico Holiday Inn hotel. Under that agreement, the employees in that hotel became employees of the Manager. Accordingly, the Trust currently has approximately 325 employees, all but 15 of whom are employed at the hotel properties. The Trust is self-administered by the 15 non-hotel employees. In December 1992, Local 2850 won an election to organize and represent certain employees at the Walnut Creek Holiday Inn hotel. As of this date, contract negotiations are continuing.

(d)     Other Information

During its last three fiscal years and the Transition Period, the Trust has been involved in only one industry segment: the acquisition, operation and holding for investment of income producing real properties, the making of loans secured by real property and improvements in connection with those activities. Revenues, net income and assets concerning this industry segment are set forth in the Trust's financial statements.

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

--------------------------------------------------------------------------------
ITEM 2:  PROPERTIES
--------------------------------------------------------------------------------
The following table sets forth certain information relating to properties owned by Peregrine and Cal REIT at December 31, 1994. All of the properties are suitable for the purpose for which they are designed and are being used.
(* Denotes Cal REIT properties)


                                                               Date of    Ownership      Square         Total
             Direct Equity Investments                       Acquisition  Percentage      Feet         Cost (1)     Encumbrances (2)
             -------------------------                       -----------  ----------     ------        --------     ----------------

OFFICE BUILDINGS:
  Milpitas, Milpitas, California                                 1/85        100%        42,913     $    3,213,000         -
  Timberlake, Sacramento, California                            12/86        100%        22,023            968,000        509,000
  16th and K Streets, Sacramento, California                     8/87        100%        40,346          3,200,000         -
  425 University Avenue, Sacramento, California                 11/85        100%        34,384          2,967,000      2,764,000
  Town Center Garden Office Park, Long Beach, California        12/87        100%        92,236          4,748,000         -
  11135 Trade Center Drive, Rancho Cordova, California           5/88        100%       143,220          2,320,000         -
  11167 Trade Center Drive, Rancho Cordova, California           5/88        100%        57,810            979,000         -
  Hurley Ethan Office Park I, Sacramento, California             4/88        100%        37,509          2,353,000      1,322,000
  System Integrators Buildings, Sacramento, California           5/88        100%        90,000          4,016,000      4,760,000
  Hurley Ethan Office Park II, Sacramento, California            6/88        100%        41,497          2,451,000      2,408,000
  Parkway Center, El Dorado Hills, California                    1/88        100%        45,396          1,303,000         -
  *Redfield Commerce Center, Scottsdale, Arizona                 5/88         76%        27,900          1,505,000         -
                                                                                                        ----------     ----------
Total office buildings                                                                                  30,023,000     11,763,000
                                                                                                        ----------     ----------
COMMERCIAL BUILDINGS:
  One Sunrise Park, Rancho Cordova, California                   8/83        100%        44,219          1,849,000         -
  Burbank Mini-Warehouse, Santa Rosa, California                 4/85        100%        72,200          1,455,000         -
  Regency Plaza, Sacramento, California                          5/85        100%       142,150         12,344,000      8,869,000
  University Village, Sacramento, California                    12/86        100%        83,033          8,026,000      7,732,000
  TGIF Sunrise Hills, Citrus Heights, California                 1/87        100%         8,500          1,580,000         -
  *Fulton Square, Sacramento, California                         5/91         76%        35,493          3,613,000        340,000
  *Totem Square, Kirkland, Washington                           11/90         47%       126,623          9,092,000      4,365,000
  Downtown Mini Storage, Sacramento, California                  3/88        100%        44,825          1,352,000         -
  *515 S. Fair Oaks Avenue, Pasadena, California                 7/88         76%        83,000          5,745,000         -
  Sunrise Hills, Citrus Heights, California                      1/89        100%        83,944          5,817,000      4,336,000
  Sierra Oaks, Roseville, California                             1/89        100%        60,064          6,907,000      4,976,000
  Mallory Service Building, Walnut Creek, California            10/88        100%        21,752          1,010,000         -
                                                                                                        ----------     ----------
Total commercial buildings                                                                              58,790,000     30,618,000
                                                                                                        ----------     ----------

--------------------------------------------------------------------------------
ITEM 2:   PROPERTIES (continued)
--------------------------------------------------------------------------------

                                                       Date of      Ownership      Square         Total
     Direct Equity Investments                       Acquisition    Percentage      Feet        Cost (1)     Encumbrances (2)
     -------------------------                       -----------    ----------   ---------     -----------   ----------------
LAND:
  Florin Perkins, Sacramento, California                 6/91         100%       3,457,181       1,397,000          -
  Parthenia, Northridge, California                      9/92         100%          75,000               0          -
                                                                                               -----------      ----------
Total land                                                                                       1,397,000          -
                                                                                               -----------      ----------

HOTELS:
  Park Terrace Inn, Redding, California                  7/85         100%         111,310       3,468,000       1,860,000
  Chico Holiday Inn, Chico, California                   9/86         100%          87,000       6,761,000          -
  Sacramento Holiday Inn, Sacramento, California         9/86         100%         139,800      10,102,000          -
  Walnut Creek Holiday Inn, Walnut Creek, California     3/85         100%          78,470       3,449,000          -
  *Casa Grande Motor Inn, Arroyo Grande, California      9/92          76%          64,200       6,452,000       3,100,000
                                                                                               -----------      ----------
Total hotels                                                                                    30,232,000       4,960,000
                                                                                               -----------      ----------
                                                                                              $120,442,000      47,341,000
                                                                                               ===========      ==========

 (1) Total cost, including reorganization values of Peregrine properties, before any reduction for valuation allowance related to investments and accumulated depreciation.

 (2) All of the above properties are pledged as collateral, subject to existing liens, for the restructured debt.

------------------------------------------------------------------------------
Item 3. Legal Proceedings
------------------------------------------------------------------------------

The shareholder lawsuits and other material litigation to which the Trust was a party prior to and during the bankruptcy proceedings were resolved and settled in connection with the Plan of Reorganization. Certain disputed claims and claims for administrative expenses remain pending before the Bankruptcy Court. The resolution of these claims is not expected to have a material adverse effect on the financial condition of the Trust. The Trust is also party to ordinary routine litigation incidental to its business, none of which is deemed to be material.

------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------------

No annual meeting of the Trust's shareholders was held during 1994 due to the Company's bankruptcy status. All shareholders received the Plan of Reorganization and the Disclosure Statement related thereto. No matters other than the approval of the Plan of Reorganization were put to a vote of the shareholders.

------------------------------------------------------------------------------
                                     PART II
------------------------------------------------------------------------------
Item 5. Market for the Registrant's Common Equity and Related
        Security Holder Matters
------------------------------------------------------------------------------

(a)     General

Under the Declaration of Trust, which was in effect from the Trust's inception through October 6, 1994, the Trust had one class of authorized and outstanding equity consisting of Shares of Beneficial Interest, par value $1.00 per share.

As addressed in Item 1 above, the Restated Declaration of Trust creates two classes of stock, preferred and common, with the characteristics described in that Item.

There is no established market for the Trust's shares.

(b)     Distributions

Because of the Trust's financial difficulties, it has made no distributions during the Transition Period. The most recent distribution was $.20 per share on October 17, 1990. The Trust is substantially restricted from and does not anticipate making any distributions to common shareholders in the foreseeable future.

------------------------------------------------------------------------------
Item 6. Selected Financial Data
------------------------------------------------------------------------------

The following represents selected financial data for The Peregrine Real Estate Trust for the Transition Period ended December 31, 1994. The data should be read in conjunction with other financial statements and related notes included elsewhere herein.

                                                 Transition Period Ended
                                                    December 31, 1994
                                                 -----------------------
                                                  (Amounts in thousands,
                                                  except per share data)
        Operating results:
              Revenue                                   $   6,794
              Net loss                                  $  (1,338)

        Per share of beneficial interest:
              Net Loss                                  $   (0.27)

        Financial Position:
              Total Assets                              $ 142,256
              Long term obligations                     $  93,556

--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
--------------------------------------------------------------------------------

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

Results of Operations. Because the Transition Period is not comparable to any prior period due to fresh start accounting, no comparison has been made between the Results of Operations for the Transition Period and any prior period.

Impact of Inflation. The effect of inflation on the Trust's operations and properties is varied. During the Transition Period, revenues have not been affected by inflation. Inflation related increases in operating expenses have not been material during the Transition Period.

Significant Changes in the Economic Environment. Except for the Credit Facility, the Trust's current debt is all at fixed rates. However, should the Trust desire to increase its debt level or to raise equity in the future, an increase in interest rates would make either debt or equity more costly.

------------------------------------------------------------------------------
Item 8. Financial Statements and Supplementary Data
------------------------------------------------------------------------------
Index                                                                     Page
------------------------------------------------------------------------------

Consolidated Financial Statements

         Report of Independent Accountants                               11-12

         Consolidated Balance Sheet                                         13

         Consolidated Statement of Operations                               14

         Consolidated Statement of Changes in Shareholders' Equity
             (Deficit) Accounts                                             15

         Consolidated Statement of Cash Flows                               16

         Notes to Consolidated Financial Statements                    17 - 36

Schedule III - Real Estate and Accumulated Depreciation                45 - 49

Schedule IV - Mortgage Loans on Real Estate                            50 - 52

--------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
--------------------------------------------------------------------------------

Not applicable.

[COOPERS & HYBRAND LETTERHEAD]



                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



The Board of Trustees
The Peregrine Real Estate Trust


We have audited the consolidated balance sheet of The Peregrine Real Estate Trust and Affiliates (Trust) as of December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity (deficit) accounts and cash flows for the three months then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying
index.   These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

As discussed in Note 1, the Trust's plan of reorganization was confirmed on August 8, 1994, and became effective on October 7, 1994. As described in Note 16, the Trust has implemented fresh start accounting as required by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as of October 7, 1994. The implementation of fresh start accounting as a result of the Trust's emergence from Chapter 11 has materially changed the amounts reported in the consolidated financial statements of the
Trust as of and for periods ending October 7, 1994 and prior.   Accordingly,
the consolidated financial statements as of and for the three months ended December 31, 1994, are not comparable to those of prior periods. As a result of the reorganization and the implementation of fresh start accounting, assets and liabilities have been recorded at fair values and certain obligations related to the claims of creditors have been reduced or reclassified to reflect their actual settlement amounts as determined by the plan of reorganization.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peregrine Real Estate Trust and Affiliates at December 31, 1994, and the consolidated results of their operations and their cash flows for the three months then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.




                                     /s/ COOPERS & LYBRAND L.L.P.


Sacramento, California
March 3, 1995

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                           CONSOLIDATED BALANCE SHEET

                                December 31, 1994

                                  ------------


      ASSETS

Investments:
   Rental properties, less accumulated depreciation
      of $2,812,000 and valuation allowance
      of $5,863,000                                                $111,767,000
   Partnership interests                                              4,000,000
   Notes receivable, net of valuation allowance
      and deferred gains of $7,182,000                               17,049,000
                                                                   ------------

                                                                    132,816,000

Cash                                                                  5,366,000
Restricted cash                                                         317,000
Rents and accrued interest receivable,
      net of valuation allowance of $285,000                          1,323,000
Other assets, net of valuation allowance of $310,000                  2,434,000
                                                                   ------------

             Total assets                                          $142,256,000
                                                                   ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Long-term notes payable, collateralized by deeds
      of trust on rental properties                                $ 48,277,000
   Notes payable to Lender Group                                     40,869,000
   Line of credit                                                     4,410,000
   Accounts payable and accrued expenses                              9,867,000
                                                                   ------------

                                                                    103,423,000
                                                                    -----------

Minority interests                                                    6,525,000
                                                                   ------------
Redeemable convertible preferred stock,
      25,000,000 shares authorized;  11,516,000 shares
      issued and outstanding; net of unaccreted discount
      of $2,169,000; liquidation preference of $23,032,000           20,863,000
Shares of beneficial interest, 50,000,000 shares
      authorized; 4,884,000 shares outstanding                       13,339,000

Accumulated deficit                                                  (1,894,000)

Commitments and contingencies (Note 11)                             -----------

             Total liabilities and shareholders' equity            $142,256,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                    Transition Period ended December 31, 1994

                                   ----------

Revenues:
   Rent                                                             $ 3,230,000
   Interest                                                             338,000
   Hotel                                                              3,226,000
                                                                      ---------
                                                                      6,794,000
                                                                      ---------
Expenses:

   Operating expenses                                                 1,572,000
   Hotel operating expenses                                           2,728,000
   Property management                                                   92,000
   Depreciation and amortization                                        831,000
   Interest                                                           1,897,000
   General and administrative                                           916,000
                                                                     ----------
                                                                      8,036,000
                                                                     ----------
   (Loss) before gain on sale
     of investments, valuation losses
     and minority interest                                           (1,242,000)

Gain on sale of investments                                              12,000
                                                                     ----------
   (Loss) before valuation losses
     and minority interest                                           (1,230,000)

Valuation losses                                                       (119,000)
                                                                     ----------

   (Loss) before minority interest                                   (1,349,000)

Minority interest                                                        11,000
                                                                     ----------

   Net loss                                                         $(1,338,000)
                                                                     ==========
Loss per share of beneficial interest                                   $ (0.27)
                                                                          =====

          See accompanying notes to consolidated financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               (DEFICIT) ACCOUNTS
                      Three Months ended December 31, 1994



                                                           Redeemable Convertible    Shares of Beneficial Interest
                                                              Preferred Stock               Pre-Reorganization
                                                           Number        Amount          Number           Amount
                                                           ------        ------          ------           ------


Balance at September 30, 1994                                --              --         25,093,000    $ 25,093,000

Exchange of Pre-Reorganization Shares
   of Beneficial Interest for Post-
   Reorganization Shares of Beneficial
   Interest                                                  --              --        (25,093,000)    (25,093,000)

Issuance of Redeemable Convertible
   Preferred Stock                                     11,250,000   $  22,500,000             --              --

Discount on Redeemable Convertible Preferred Stock           --        (2,193,000)            --              --

Issuance of Post-Reorganization Shares
   of Beneficial Interest                                    --              --               --              --

Net income for the period October 1
   through October 6, 1994                                   --              --               --              --

Fresh start adjustments                                      --              --               --              --
                                                       ------------------------------------------------------------

Balance at October 7, 1994                             11,250,000      20,307,000                0               0

Net loss for the period October 7
   through December 31, 1994                                 --              --               --              --

Accretion of discount on
   Redeemable Convertible Preferred Stock                    --            68,000             --              --

Issuance of dividend in kind on
   Redeemable Convertible Preferred Stock                 266,000         532,000             --              --


Discount on Redeemable Convertible Preferred Stock
   dividend in kind                                          --           (44,000)            --              --

                                                       ------------------------------------------------------------
Balance at December 31, 1994                           11,516,000   $  20,863,000                0    $          0
                                                       ------------------------------------------------------------

                                                                                                                       Accumulated
                                                     Shares of Beneficial Interest    Additional    Accumulated          Deficit
                                                          Post-Reorganization          Paid-in       Deficit              Post-
                                                         Number           Amount       Capital   Pre-Reorganization   Reorganization
                                                         ------           ------       -------   ------------------   --------------



Balance at September 30, 1994                                --              --     $ 219,848,000    ($258,140,000)            --

Exchange of Pre-Reorganization Shares
   of Beneficial Interest for Post-
   Reorganization Shares of Beneficial
   Interest                                             2,334,000   $   6,376,000      18,479,000             --               --

Issuance of Redeemable Convertible
   Preferred Stock                                           --              --              --               --               --

Discount on Redeemable Convertible Preferred Stock           --              --              --               --               --

Issuance of Post-Reorganization Shares
   of Beneficial Interest                               2,550,000       6,963,000            --               --               --

Net income for the period October 1
   through October 6, 1994                                   --              --              --         19,813,000             --

Fresh start adjustments                                      --              --      (238,327,000)     238,327,000             --
                                                        --------------------------------------------------------------------------
Balance at October 7, 1994                              4,884,000      13,339,000               0                0                0

Net loss for the period October 7
   through December 31, 1994                                 --              --              --               --      ($  1,338,000)

Accretion of discount on
   Redeemable Convertible Preferred Stock                    --              --              --               --            (68,000)

Issuance of dividend in kind on
   Redeemable Convertible Preferred Stock                    --              --              --               --           (532,000)

Discount on Redeemable Convertible Preferred Stock
   dividend in kind                                          --              --              --               --             44,000
                                                       ----------------------------------------------------------------------------
Balance at December 31, 1994                            4,884,000   $  13,339,000   $           0    $           0    ($  1,894,000)
                                                       ----------------------------------------------------------------------------





          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Transition Period ended December 31, 1994

                                   ----------


Cash flows from operating activities:

   Net loss                                                                        $ (1,338,000)
                                                                                   ------------
   Adjustments to reconcile net loss
     to net cash used in operating activities:

      Depreciation and amortization                                                     831,000
      (Gain) on sale of investments                                                     (12,000)
      Minority interest in net loss                                                     (11,000)
      Valuation losses                                                                  119,000

   Changes in other assets and liabilities:

      Decrease in rents and accrued interest receivable                                  58,000
      Decrease in other assets                                                          640,000
      Decrease in accounts payable and accrued expenses                              (4,854,000)
                                                                                   ------------

        Total adjustments                                                            (3,229,000)
                                                                                   ------------
        Net cash used in operating activities                                        (4,567,000)
                                                                                   ------------

Cash flows from investing activities:

   Improvements to rental properties                                                   (181,000)
   Principal collections on notes receivable                                             86,000
   Increase in notes receivable                                                        (175,000)
                                                                                   ------------

        Net cash used in investing activities                                          (270,000)
                                                                                   ------------

Cash flows from financing activities:

   Principal payments on long-term notes payable                                        (72,000)
   Borrowings on line of credit                                                       4,410,000
   Increase in restricted cash                                                         (204,000)
                                                                                   ------------

        Net cash provided by financing activities                                     4,134,000
                                                                                   ------------

        Net decrease in cash                                                           (703,000)

Cash, beginning of period                                                             6,069,000
                                                                                   ------------
Cash, end of period                                                                $  5,366,000
                                                                                   ============





          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization, Summary of Significant Accounting Policies and Chapter 11
         -----------------------------------------------------------------------
         Proceedings:
         -----------

                                  Organization
                                  ------------

         The Peregrine Real Estate Trust (Trust) was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973 and reorganized under a Restated Declaration of Trust dated October 7, 1994, which gave effect to the reorganization of the Trust under Chapter 11 of the United States Bankruptcy Code. Commencing September 1, 1993, the Trust became self-administered.

                              Change in Fiscal Year
                              ---------------------

         Effective December 31, 1994, the Trust has changed its fiscal year end from September 30 to December 31.

                           Principles of Consolidation
                           ---------------------------

         For the three months ended December 31, 1994, the consolidated financial statements include the accounts of the Trust and its majority-owned affiliate, California Real Estate Investment Trust (CalREIT), a real estate investment trust in which the Trust owns a greater than 50% interest. The Transition Period, for the purposes of these consolidated financial statements, is the period from October 7, 1994 through December 31, 1994.

               Plan of Reorganization Under Chapter 11 Proceedings
               ---------------------------------------------------

         On August 2, 1993, the Trust filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust
                                             -------------------------------
         Case No. 93-26727-C-11. The proximate cause of the Trust's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group for which Pacific Mutual Life Insurance Company acted as agent (PacMutual Lenders or Lender Group). CalREIT did not file for protection under Chapter 11.

         On June 9, 1994, the Trust, the PacMutual Lenders, the Equity Holders Committee and the Creditors Committee (collectively, Proponents) filed with the Court the Third Amended Plan of Reorganization which was subsequently modified by the First, Second, Third and Fourth Set of Plan Modifications, filed on July 13, 1994, July 20, 1994, July 29, 1994 and August 2, 1994, respectively. The Third Amended Plan of Reorganization as modified (Plan) was confirmed in all respects on August 8, 1994.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization, Summary of Significant Accounting Policies and Chapter 11
         -----------------------------------------------------------------------
         Proceedings, continued:
         -----------

         The Effective Date of the Plan (the date on which the Trust emerged from bankruptcy) was October 7, 1994. The Trust is under the jurisdiction of the United States Bankruptcy Court until entry of a final decree which is expected to be approximately one year from the Effective Date.

         The Plan provided for inter alia: (a) the restructuring of virtually all of the Trust's secured and unsecured debt; (b) the reduction in the number of Shares of Beneficial Interest held by current shareholders from approximately 25,100,000 (old) shares to 2,334,000 (new) shares (effectively a reverse stock split); and the issuance of 2,550,000 new Shares of Beneficial Interest, as well as a new class of Redeemable Convertible Preferred Stock, of the Trust to the PacMutual Lenders. The authorized number of new Shares of Beneficial Interest is 50,000,000. From the Effective Date, the PacMutual Lenders own a majority of the new Shares of Beneficial Interest and all of the new Redeemable Convertible Preferred Stock. The PacMutual Lenders also received Restructured Secured Notes in the aggregate original principal amount of $40,000,000.

         The Plan provides for the reservation of 150,000 new Shares of Beneficial Interest for options for trustees who are neither employees nor management of the Trust. Eighty thousand of these shares have been reserved for the current independent Trustees.

         The Plan also provides that the Trust, at the discretion of the Board of Trustees, may adopt a stock option plan under which management may be granted options exercisable into a maximum of five percent of the Shares of Beneficial Interest, on a fully diluted basis.

         The Plan also required that the Trust obtain a $10,000,000 working capital line of credit (Credit Facility) to which the PacMutual Lenders agreed to subordinate. The Credit Facility, which is collateralized by certain of the Trust's real property, was obtained prior to the Effective Date.

         Capital Structure
         -----------------

         The Trust's obligation of approximately $80,000,000 to the PacMutual Lenders was satisfied in the Plan by the issuance to the PacMutual Lenders of the following securities:

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization, Summary of Significant Accounting Policies and Chapter 11
         -----------------------------------------------------------------------
         Proceedings, continued:
         -----------

         (a) Restructured Notes Payable in the amount of $40,000,000 which bear interest at 8.5% per annum and which are due on October 1, 2000. Interest is payable in kind through September 30, 1996, by means of Interest Deferral Notes issued quarterly; thereafter, interest is payable monthly in cash.

         Interest Deferral Notes accrue interest at 8.5% per annum, from the date of issuance. Interest payments both on principal and the interest accrued through September 30, 1996, shall be payable monthly in cash commencing on November 1, 1996.

         Restructured Notes Payable and Interest Deferral Notes (collectively Notes) are collateralized generally by all interests of the Trust in real and personal property and are subordinated only to certain liens which are specified in the Plan. The Notes contain certain covenants and restrictions and provide for the prepayment of principal in the amount of 80% of the net proceeds from the sale of the collateral for the Notes and from other specified sources.

         (b) Redeemable Convertible Preferred Stock in the face amount of $22,500,000 which carries a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998, by means of additional shares of Redeemable Convertible Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Redeemable Convertible Preferred Stock automatically converts into Shares of Beneficial Interest pursuant to an established formula if any dividend payment is not made in full when due. If all dividends were paid in kind through October 1, 1998, no other Shares of Beneficial Interest were issued and the Redeemable Convertible Preferred Stock were converted to Shares of Beneficial Interest on October 1, 1998, the PacMutual Lenders would, on account of that conversion, acquire 77% of the total Shares of Beneficial Interest outstanding after the conversion, bringing their total holdings to 89%.

         The Redeemable Convertible Preferred Stock is redeemable in cash (total redemption amount of $23,032,000 at December 31, 1994) on October 1, 2000, but in certain circumstances, including the sale of all or substantially all the assets of Peregrine, may be redeemed earlier.

         The Redeemable Convertible Preferred Stock has been recorded at a discount to its face amount, which face amount is $23,032,000, based on an imputed rate of return of 12%.

         (c) Shares of Beneficial Interest equal to approximately 52% of the total outstanding Shares of Beneficial Interest.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization, Summary of Significant Accounting Policies and Chapter 11
         -----------------------------------------------------------------------
         Proceedings, continued:
         -----------

         New Credit Facility

         Pursuant to the Plan, a Credit Facility in the maximum amount of $10,000,000 was arranged. The Credit Facility is collateralized by a first lien on certain of the Trust's properties, is a revolving facility and bears interest at 2.25% over the prime rate defined in the Agreement (totaling 10.75% at December 31, 1994). The Credit Facility matures on October 7, 1997. At December 31, 1994, $4,410,000 was outstanding on the new Credit Facility.

         The Credit Facility contains a financial covenant, among other terms customary to such facilities, which requires that the Trust maintains a Tangible Net Worth of at least $8,000,000, measured on a fiscal quarter-end basis.

                             Fresh Start Accounting
                             ----------------------

         In accounting for the effects of the reorganization, the Trust has implemented Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Fresh start accounting as defined by SOP 90-7 is applicable because pre-reorganization shareholders received less than 50% of the Trust's new Shares of Beneficial Interest and the reorganization value of the assets of the reorganized Trust was less than the total of all post-petition liabilities and allowed claims.

         Under the principles of fresh start accounting, all of the Trust's assets and liabilities have been restated to reflect their reorganization value which approximates fair value at the date of the reorganization, October 7, 1994.

         As a result of the implementation of fresh start accounting, the balance sheet of the Trust after consummation of the Plan is not comparable to the Trust's balance sheets for prior periods.

         The reorganization value of the Trust's assets is primarily the estimated fair value of the Trust's property and interest in CalREIT. The aggregate property value was reached through the use of an eleven year cash flow analysis discounted at rates generally ranging from 12% to 15% and assuming a ten year holding period. The discounted cash flow analysis also includes an estimate of terminal value, which was determined using the discounted value of estimated net operating income of each of the respective properties beginning in the year following the holding period. This analysis relies on estimates of future property performance and the various market factors including the supply, demand and price of competing product. Estimates were also made as to property lease-up, required capital expenditures and similar matters. All of these estimates may vary from the actual future occurrences.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization, Summary of Significant Accounting Policies and Chapter 11
         -----------------------------------------------------------------------
         Proceedings, continued:
         -----------

         The interest in CalREIT was valued based on an income capitalization approach, without any control premium being attributed to the Trust's majority ownership position in CalREIT. The income capitalization approach was also used to value the assets underlying the notes receivable to determine the value of each note.

                                Rental Properties
                                -----------------

         At December 31, 1994, rental properties are recorded at reorganization value net of accumulated depreciation since the Effective Date, unless they are CalREIT assets, in which case they are carried at cost, net of accumulated depreciation and less a valuation allowance for possible investment losses. The valuation allowance for possible investment losses relates to CalREIT assets only and represents the excess of the carrying value of individual properties over their appraised or estimated net realizable value.

         The additions to the valuation allowance for possible investment losses are recorded after consideration of various external factors, particularly overbuilt real estate markets resulting in declining lease rates which adversely affect real estate. A gain or loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated. In the event economic conditions for real estate continue to decline, additional valuation losses may be recognized.

         The allowance for depreciation and amortization has been calculated under the straight-line method based upon the estimated useful lives of the properties. CalREIT asset lives range from 30 to 40 years. As of the Effective Date, new useful lives were estimated for all Peregrine rental properties. These lives range from 24 to 34 years. Expenditures for maintenance, repairs and betterments which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Expenditures which prolong the useful life of an asset are capitalized and depreciated.

         Real estate acquired by cancellation of indebtedness or foreclosure is recorded at fair market value at the date of acquisition but not in excess of the unpaid balance of the related loan plus costs of securing title to and possession of the property.

                              Partnership Interests
                              ---------------------

         Partnership investments of 20% to 50% are accounted for by the equity method. Under this method, the investments are recorded at initial cost and increased for partnership income and decreased for partnership losses and distributions.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.       Organization, Summary of Significant Accounting Policies and Chapter 11
         -----------------------------------------------------------------------
         Proceedings, continued:
         -----------

         During the year ended September 30, 1990, the Trust entered into Placer Ranch Partners, a limited partnership in which the Trust owns a 31% interest. CR Properties, formerly CET/RJB, is a general partnership in which the Trust owns a 50% interest.

                                  Other Assets
                                  ------------

         The Trust amortizes leasing commissions on a straight-line basis over the lives of the leases to which they relate. Financing costs are amortized over the lives of the loans or other financial instruments to which they relate.

                                  Income Taxes
                                  ------------

         In 1977, the Trust elected to be and was taxed as a real estate investment trust (REIT) through the year ended September 30, 1992. A REIT is not taxed on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its real estate investment trust taxable income is distributed and subject to certain other requirements.

         During the year ended September 30, 1993, the Trust did not qualify to be taxed as a REIT. The termination of its REIT status is effective as of October 1, 1992. The Trust may not be eligible to re-elect to be taxed as a REIT prior to its fifth taxable year ended after September 30, 1993.

         The Trust has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." SFAS 109 requires the use of the liability method of accounting for income taxes. Deferred taxes are recorded based on the differences between financial statement and income tax bases of assets and liabilities and available loss or credit carryforwards. A "Valuation Allowance" is recorded against deferred tax assets unless it is more likely than not that the asset will be realized in the future.

                                      Cash
                                      ----

         The Trust invests its cash and restricted cash in demand deposits with banks with strong credit ratings. Bank balances in excess of federally insured amounts totaled $5,180,000 as of December 31, 1994. The Trust has not experienced any losses on these deposits.

               THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 ----------

1.       Organization, Summary of Significant Accounting Policies and Chapter 11
         -----------------------------------------------------------------------
         Proceedings, continued:
         -----------

                              Sales of Real Estate
                              --------------------

         The Trust complies with the provisions of Statement of Financial Accounting Standards No. 66 (SFAS 66), "Accounting for Sales of Real Estate." Accordingly, the recognition of gains on certain transactions are deferred until such transactions have complied with the criteria for full profit recognition under the Statement.

                       Fair Value of Financial Instruments
                       -----------------------------------

         The Trust has adopted Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosure About Fair Value of Financial Instruments." This statement requires disclosure of the fair value of all financial instruments, both assets and liabilities recognized and not recognized in the balance sheet. The adoption of SFAS No. 107 resulted only in additional disclosure requirements and had no effect on the Trust's financial position or results of operations.

                               Income Recognition
                               ------------------

         In 1994, the Trust adopted Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This statement requires disclosure of the method of recognizing interest on impaired loans. The adoption of SFAS 118 resulted only in additional disclosure requirements and had no effect on the Trust's financial position or results of operations.

         The Trust recognizes interest income on notes receivable when it is estimated that the fair value of the collateral related to the note is adequate.

                               Net Loss Per Share
                               ------------------

         Net loss per share of beneficial interest has been computed based on the weighted-average number of shares outstanding during the Transition Period of 4,884,000. For purposes of determining average number of shares outstanding and net loss per share, October 1, 1994 is treated as the Effective Date. Shares of Beneficial Interest equivalents are anti-dilutive for the Transition Period ended December 31, 1994.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

2.       Related-Party Transactions:
         --------------------------

         The Trust and CalREIT are both self-administered. However, they share certain costs, including personnel costs, for which CalREIT reimburses the Trust pursuant to a cost allocation agreement based on each Trust's respective asset values (real property and notes receivable) that is negotiated annually. During the Transition Period, reimbursable costs charged by the Trust to CalREIT approximated $300,000; $200,000 of which relates to the period prior to October 7, 1994. Such reimbursements are offset against the amount due to CalREIT and are eliminated in consolidation.

         At December 31,1994, the Trust had amounts due to CalREIT aggregating $202,000. Such uncollateralized amounts are due on demand and are eliminated in consolidation.

3.       Restricted Cash:
         ---------------

         At December 31, 1994, cash of $317,000 is restricted under the terms of an Order of the U.S. Bankruptcy Court, Eastern District of California, to be used for the payment of certain property taxes in accordance with a schedule of payments agreed to by Sacramento County.

4.       Rental Properties:
         -----------------

         At December 31, 1994, the Trust's rental property portfolio at reorganization value or cost included office buildings, $30,023,000; commercial buildings, $58,790,000; hotels, $30,232,000; and land, $1,397,000.

         Under fresh start accounting, all Peregrine rental properties are recorded at reorganization value which is likely to be different than tax basis.

         Noncancellable operating leases at December 31, 1994, provide for minimum rental income during each of the next five years of $8,525,000, $6,497,000, $4,952,000, $3,425,000 and $2,814,000, respectively, and
         $7,414,000 thereafter. Certain of the leases increase periodically based on changes in the Consumer Price Index.

         One rental property with a carrying value of $3,372,000, at December 31, 1994 is subject to a purchase option exercisable in 1996 on the part of the lessee. Exercise price as determined by the related agreement is greater than the carrying value of the property as of December 31, 1994.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

5.       Partnership Interests:
         ---------------------

         As discussed in Note 1, the Trust is a partner in Placer Ranch Partners, a limited partnership in which the Trust owns a 31% limited partnership interest. No income has been recognized in the Trust's financial statements for the Transition Period related to the Placer Ranch Partners partnership, as payment of such income is contingent upon the future sale of land.

             Investment in Placer Ranch Partners, Limited
               Partnership, at the Trust's reorganization value      $4,000,000
                                                                     ----------

         The Trust is also a partner in CR Properties, a general partnership, in which the Trust owns a 50% interest. CR Properties is a limited partner in a partnership which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's financial statements for the Transition Period as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt.

             Investment in CR Properties general partnership, at the
               Trust's reorganization value                          $       --
                                                                     ----------


6.       Notes Receivable:
         ----------------

         In order to facilitate sales of real estate, the Trust has accepted partial payment in the form of notes receivable collateralized by deeds of trust. Additionally, the Trust has invested in a variety of loans collateralized by deeds of trust. As of December 31, 1994, the Trust had long-term notes receivable collateralized by deeds of trust of (before valuation allowances and deferred gains) $24,231,000. Generally the notes are collateralized by real estate properties in California.

         The notes are to be repaid from the cash flow of the property or proceeds from the sale or refinancing of the property. At December 31, 1994, $3,662,000 of such notes were delinquent. Contractually scheduled principal collections over the next five years, excluding delinquent notes, are as follows:

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

6.       Notes Receivable, continued:
         ----------------

                                        1995                 $      925,000
                                        1996                        435,000
                                        1997                        899,000
                                        1998                      1,378,000
                                        1999                         40,000
                                        Thereafter               16,892,000
                                                                 ----------

                                                               $ 20,569,000
                                                               ============

         The notes bear interest at rates ranging from 7.63% to 16% as of December 31, 1994. For the Transition Period the overall effective rate was approximately 8%.

7.       Valuation Allowances:
         --------------------

         In connection with preparing its plan of reorganization as described in
         Note 1, the Trust reviewed its real estate investments. Based on that review, the Trust provided for valuation allowances, which valuation allowances related to Peregrine assets were eliminated pursuant to fresh start accounting. Adverse economic factors, particularly overbuilt real estate markets resulting in declining lease renewal rates, were the primary causes of these valuation losses. If such adverse economic factors continue, additional valuation loss provisions may be required.

         Analysis of changes in the allowance for possible losses on real estate investments, partnership interests, notes receivable and rents and interest receivable for the Transition Period follow.

         Under fresh start accounting, all separately stated valuation allowances are eliminated. The Trust's assets and liabilities are restated to reflect their reorganization value which approximates fair value at the date of reorganization, October 7, 1994. Therefore, the beginning balances in each of the categories below reflect the cumulative valuation allowances on rental properties, the cumulative valuation allowances and deferred gains on notes receivable and the cumulative allowance for bad debt losses on rents and interest receivable for CalREIT only. The causes for the changes in the allowances are as follows:

               -   Rental Properties.  One CalREIT property declined in value
                   -----------------
                    by $69,000.

               -   Notes Receivable.  A gain previously deferred was partially
                   ----------------
                    recognized, causing the cumulative allowance to decline by $12,000.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

7.      Valuation Allowances, continued:
        --------------------
               - Rents and Interest Receivable. Additional bad debts of $198,000 were recorded, while $34,000 of debts previously declared bad were recovered.

        The detail is set forth below:


             Rental Properties
             -----------------

                  Allowance for valuation losses on rental property investments:

                             Beginning balance, after fresh start                    $ 5,794,000
                             Provision for valuation losses                               69,000
                                                                                      ----------

                               Ending balance                                        $ 5,863,000
                                                                                      ==========

                  Notes Receivable
                  ----------------

                  Allowance for valuation losses and deferred gains on notes receivable:

                             Beginning balance, after fresh start                    $ 7,194,000
                             Recognition of deferred gains                               (12,000)
                                                                                      ----------

                               Ending balance                                        $ 7,182,000
                                                                                      ==========

                  Rents and Interest Receivable
                  -----------------------------

                  Allowance for bad debt losses on rents and interest
                     receivable:

                             Beginning balance, after fresh start                    $   121,000
                             Provision for losses                                        198,000
                             Amounts charged against allowance for losses                (34,000)
                                                                                      ----------

                               Ending balance                                        $   285,000
                                                                                      ==========

         In addition, the Trust has established an allowance for valuation losses on other assets in the amount of $310,000 at December 31, 1994.

               THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

8.       Long-Term Notes Payable:
         -----------------------

         As of December 31, 1994, the Trust had long-term notes payable, other than notes payable to the Lender Group and the Line of Credit, (Notes) most of which were collateralized by deeds of trust on rental properties, which properties have an aggregate net book value of $63,346,000 at December 31, 1994. Per the Reorganization Plan, these notes are due in installments extending to the year 2017 with interest rates ranging from 6.3% to 10.75%. Contractually scheduled principal payments during each of the next five years with respect to the Reorganization Plan and amounts related to CalREIT are $3,205,000, $4,445,000, $520,000, $3,582,000 and $599,000, respectively, and
         $35,926,000 thereafter.

         Under the Plan of Reorganization, the principal amount of the Notes remained undiminished, and in some cases increased by accrued interest and professional fees. Moreover, the terms of the Notes were altered, in some cases materially, as to interest rates, due dates and periodic payments.

9.       Distributions:
         -------------

         No cash distributions were made to holders of shares of beneficial interest during the Transition Period.

         Under the terms of the agreement with respect to the Restructured Notes Payable, the Trust is substantially restricted from and does not anticipate making any distributions to common shareholders in the foreseeable future.

10.      Statements of Cash Flows Supplemental Information:
         -------------------------------------------------

         In connection with the sale of property, the Trust entered into various noncash transactions as follows:

                  Sales price                                       $ 3,101,000
                  Notes receivable                                   (1,144,000)
                  Notes payable assumed by buyer and
                     other liabilities applied to sales price        (1,957,000)
                                                                    -----------
                  Cash received                                     $         0
                                                                    ===========

                  Reorganization value of property sold             $ 3,025,000
                                                                    ===========

                                       28

               THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

10.      Statements of Cash Flows Supplemental Information, continued:
         -------------------------------------------------

         Additionally, on December 31, 1994, the Trust issued Interest Deferral Notes at 8.5% per annum in the principal amount of $869,000, as payment in kind for the interest then due on the Restructured Notes Payable and issued Redeemable Convertible Preferred Stock in the face amount of $532,000 as payment in kind for the dividend then due on the outstanding Redeemable Convertible Preferred Stock.

         Interest paid on the Trust's outstanding debt for the Transition Period was $2,206,000.

11.      Commitments and Contingencies:
         -----------------------------

                             Unused Credit Facility
                             ----------------------

         At December 31, 1994, approximately $5,590,000 of the Credit Facility, the maximum amount of which is $10,000,000, was unused.

                                     Leases
                                     ------

         The Trust is obligated under land leases to the year 2033. The minimum annual payment under the leases for each of the next five years are $121,000, $104,000, $104,000, $104,000, $104,000, respectively, and
         $3,047,000 thereafter. Total ground lease expense was $30,000 during the Transition Period ended December 31, 1994.

                                   Litigation
                                   ----------

         At the time the Trust filed its Chapter 11 petition in August 1993 and at December 31, 1994, it was party to a number of lawsuits. Most involved ordinary disputes common in the real property management business and amounts immaterial to the Trust's overall financial condition.

         Other lawsuits, all of which have been resolved, involved the following matters:

         - Claims filed by the PacMutual Lenders, Senior Mortgage Holders and other Claim Holders. These claims were settled in the Chapter 11 proceedings described in Note 1.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

11.      Commitments and Contingencies, continued:
         -----------------------------

         - Litigation filed in 1991 named the individual Trustees of the Trust and B & B Property Investment, Development and Management Company, Inc. (B & B), among others, as defendants and the Trust as a nominal defendant. It sought among other things, a declaration that the Trust's management agreement with B & B was invalid and imposition of a constructive trust on and recovery of $7,195,000 by B & B in 1989. In October 1994 (prior to the Effective Date), this case was settled, and the Trust received a settlement of approximately $900,000.

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

                                      Other
                                      -----

         In accordance with bankruptcy proceedings, claims are filed with the Court by specified dates. At December 31, 1994, the Trust recorded its best estimate of its ultimate liability for those claims including pending professional fees related to the bankruptcy proceedings.

12.      Selected Financial Data (Unaudited):
         -----------------------------------

         Selected unaudited financial data for the quarter ended December 31, 1993 is as follows:

                Revenue                                          $ 8,581,000

                Loss before reorganization items, gain on
                 foreclosure or sale of investments,
                   valuation losses and minority interest        $(2,784,000)

                Net loss                                         $(3,806,000)(1)

                Net loss per Share of Beneficial Interest        $     (0.15)


         (1) Includes $688,000 in valuation losses.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

13.      Fair Value of Financial Instruments:
         -----------------------------------

         SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

         The estimated fair value of the Trust's financial instruments including cash, notes receivable, rents and other receivables and notes payable at December 31, 1994 is approximately the same as their carrying amounts.

14.      Stock Option Plans:
         ------------------

         During the Transition Period, the Trust adopted a stock option plan (the Plan) which provides the members of the Board of Trustees an opportunity to purchase Shares of Beneficial Interest. The aggregate number of Shares of Beneficial Interest which may be issued upon exercise of all Options granted under the Plan shall not exceed 150,000. At December 31, 1994, 26,668 shares were outstanding under the Plan, all of which were exercisable.

         Under the terms of the Plan, options may be granted to members of the Board of Trustees who are not full time employees or officers of the Trust or any subsidiary of the Trust. The option price granted under the plan shall be the greater of (1) the Fair Market Value of the Shares of Beneficial Interest on the Effective Date, or (2) two dollars per share. On the Effective Date, each participant was granted an Initial Option to purchase 6,667 Shares of Beneficial Interest. Thereafter, each participant whose commencement of services is after the Effective Date shall be granted an Initial Option of 6,667 Shares of Beneficial Interest as of the date of the participant's commencement of service. Each participant shall also be granted additional options to purchase 6,667 Shares of Beneficial Interest on each of the next two anniversaries of the grant date of the Initial Option. No options were exercised during the Transition Period.

               THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

14.      Stock Option Plans, continued:
         ------------------

         The Plan of Reorganization provides that the Trust, at the discretion of the Board of Trustees, may adopt a stock option plan under which management may be granted options exercisable into a maximum of five percent of the Shares of Beneficial Interest, on a fully diluted basis.

15.      Income Taxes:
         ------------

         The income tax effect of temporary differences between financial and income tax reporting that give rise to a significant portion of the deferred income tax assets under the provision of SFAS 109 is as follows:


                  NOL carryforward                                 $ 26,813,000
                  Fixed assets                                       21,688,000
                  Investments                                        17,661,000
                  Notes receivable                                      232,000
                  Capital loss carryforward                           3,962,000
                  Other                                                 918,000
                                                                    ------------
                                                                     71,274,000

                  Less valuation allowance (Note 1)                 (71,274,000)
                                                                    -----------

                           Net                                     $        --
                                                                    ===========

         At December 31, 1994, the Trust had tax net operating loss carryforwards (NOL) which may be applied against future taxable income and which expire as follows:


   Year                            Federal                           California
   ----                            -------                           ----------
   2003                        $   370,000                          $     5,000
   2004                          4,834,000                            2,592,000
   2005                          4,685,000                            2,538,000
   2006                          8,948,000                            4,128,000
   2007                         30,012,000                           24,045,000
   2008                         16,387,000                            8,212,000
   2009                          5,650,000                            2,666,000
                               -----------                          -----------

                               $70,886,000                          $44,186,000
                               ===========                          ===========

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

15.      Income Taxes, continued:
         ------------

         As required by SOP 90-7, any future benefit realized from NOL's which arose before the Effective Date of the Plan will be reported as a direct addition to paid-in capital.

         The Trust's alternative minimum tax operating loss carryforwards are substantially the same as its NOL at December 31, 1994.

         Pursuant to the Plan, debt in the amount of $14,395,000 was forgiven. In addition, the Plan resulted in an ownership change under the Internal Revenue Code. Because of the forgiveness of debt and the ownership change, the NOL amounts and/or extent of allowable usage could be changed as defined in the Internal Revenue Code. The Trust has yet to determine which available methods under the Code will yield the most beneficial result. It is, however, anticipated that the forgiveness of debt and the change in ownership may result in a substantial reduction/limitation on the NOL available in future years.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

16.      Fresh Start Balance Sheet of The Peregrine Real Estate Trust
         ------------------------------------------------------------
         (Peregrine) Only:
         ----------------

         The effect of the Plan of Reorganization on The Peregrine Real Estate Trust's (formerly Commonwealth Equity Trust) balance sheet as of October 7, 1994, is as follows:

                                                                                                                      The Peregrine
                                                                                   Adjustments to Record               Real Estate
                                                                                    Confirmation of Plan                 Trust's
                                                                           ----------------------------------------    Reorganized
                                                       Pre-              Debt             Exchange        Fresh       Balance Sheet,
                                                 Confirmation(1)      Discharge(2)       of Stock(3)    Start(4)     October 7, 1994
                                                 ---------------      ------------       -----------    --------     ---------------

Assets:

Investments:

     Rental properties, net                         $ 91,823,000            --              --        $  5,036,000      $ 96,859,000
     Investment in CalREIT                            21,196,000            --              --                --          21,196,000
     Other Investments                                 6,449,000            --              --                --           6,449,000
                                                     -----------     -----------    ------------       -----------       -----------

                                                     119,468,000            --              --           5,036,000       124,504,000

Cash                                                   2,833,000            --              --                --           2,833,000
Other assets                                           2,612,000            --              --             833,000         3,445,000
                                                     -----------     -----------    ------------       -----------       -----------

              Total assets                          $124,913,000            --              --        $  5,869,000      $130,782,000
                                                     ===========     ===========    ============       ===========       ===========

Liabilities and Shareholders'
----------------------------
Equity (Deficit):
---------------

Liabilities:

Liabilities subject to compromise:

     Liabilities subject to compromise              $123,340,000    $(74,402,000)  $        --        $(48,938,000)     $          0
     Due to CalREIT, subject to compromise               623,000        (121,000)           --            (502,000)                0
                                                     -----------     -----------    ------------       -----------       -----------
     Total liabilities subject to compromise         123,963,000     (74,523,000)           --         (49,440,000)                0
                                                     -----------     -----------    ------------       -----------       -----------

Liabilities not subject to compromise:
     Long-term notes payable, collateralized
        by deeds of trust on rental properties              --              --              --          39,573,000        39,573,000
     Notes payable to Lender Group                          --        40,000,000            --                --          40,000,000
     Post petition accounts payable and
        accrued expenses                              14,149,000      (7,142,000)        238,000        10,318,000        17,563,000
                                                     -----------     -----------    ------------       -----------       -----------
     Total liabilities not subject to
        compromise                                    14,149,000      32,858,000         238,000        49,891,000        97,136,000
                                                     -----------     -----------    ------------       -----------       -----------
                                                     138,112,000     (41,665,000)        238,000           451,000        97,136,000
                                                     -----------     -----------    ------------       -----------       -----------

Redeemable convertible preferred stock                      --        20,307,000            --                --          20,307,000
Shares of beneficial interest -
   pre-reorganization                                 25,093,000            --       (25,093,000)             --                --
Shares of beneficial interest -
   post-reorganization                                      --         6,963,000       6,376,000              --          13,339,000
Additional paid-in capital                           219,848,000            --        18,479,000      (238,327,000)             --
Accumulated deficit                                 (258,140,000)     14,395,000            --         243,745,000              --
                                                     -----------     -----------    ------------       -----------       -----------

         Total liabilities and shareholders'
             equity                                 $124,913,000    $          0   $           0      $  5,869,000      $130,782,000
                                                     ===========     ===========    ============       ===========       ===========


                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

16.      Fresh Start Balance Sheet of The Peregrine Real Estate Trust
         ------------------------------------------------------------
         (Peregrine) Only, continued:
         ----------------

         (1) Amounts as reported as of September 30, 1994, the Trust's previous fiscal year-end.

                  Operations from October 1, 1994 through October 6, 1994, prior to the application of fresh start accounting and prior to the Effective Date, are described in Note 17.

         (2) Adjustments to record settlement amounts on pre-petition Lender Group debt and unsecured liabilities, and resulting net forgiveness of debt.

         (3) Represents amounts exchanged with holders of pre-reorganization Shares of Beneficial Interest.

         (4) Adjustments of accounts to reorganization value, and reclassifications of certain amounts from liabilities subject to compromise to various post-reorganization uncompromised liabilities.

17.      Selected Pre-Reorganization Financial Data:
         ------------------------------------------

         Selected financial data during the period from October 1, 1994 through October 6, 1994, which was prior to the Effective Date and prior to application of fresh start accounting, is as follows:

                  Loss before extraordinary item and minority interest was not material and has been included in the Consolidated Statement of Operations for the Transition Period ended December 31, 1994.

                  Extraordinary items amounted to $19,813,000, and included $14,395,000 and $5,418,000 and related to accounting adjustments for forgiveness of debt and fresh start adjustments of accounts to reorganization value, respectively ($0.79 per pre-reorganization share).

                  Net income was $19,813,000 ($0.79 per pre-reorganization share).

                  Cash flows were not material and have been included in the Consolidated Statement of Cash Flows for the Transition Period ended December 31, 1994.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

18.      Historical Funds from Operations and Funds Available for Distribution:
         ---------------------------------------------------------------------

         Equity REIT analysts generally consider Funds From Operations (FFO) an appropriate measure of performance in comparing the results of operations of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. Funds Available for Distribution (FAD) is defined as FFO less capital expenditures funded by operations and loan amortization. The Trust believes that in order to facilitate a clear understanding of the historical operating results of the Trust, FFO and FAD should be examined in conjunction with net loss as presented in this report. FFO and FAD should not be considered as an alternative to net loss as an indication of the Trust's performance or to cash flow as a measure of liquidity.

         Funds From (used in) Operations and Funds Available for Distribution for the Transition Period are summarized as follows:

          Calculation of Funds From Operations and Funds Available for
          ------------------------------------------------------------
                                 Distribution
                                 ------------
                            (Dollars in thousands)
                            ----------------------

               Net loss before gain on sale
                 of investments, valuation
                 losses and minority interest           $(1,242)

              Minority interest                              11

              Depreciation and amortization                 831
                                                         ------
              Funds Used in Operations                     (400)

              Capital Improvements                         (181)

              Loan principal payments                       (72)
                                                         ------
              Funds Available for Distribution          $  --
                                                         ======

------------------------------------------------------------------------------
                                    PART III
------------------------------------------------------------------------------
Item 10.  Directors and Officers of the Registrant
------------------------------------------------------------------------------

Pursuant to the Plan, on the Effective Date the Reorganized Board consisted of five persons, all of whose terms commenced on the Effective Date and will expire on the date of the 1996 annual meeting of shareholders. The Trustees are listed below:



        Name                                Age                   Office
        ----                                ---                   ------
        E. Lawrence Hill, Jr.               43                    Trustee
        John McMahan                        57                    Chairman of the Board of Trustees
        Frank A. Morrow                     55                    President, CEO and Trustee
        John F. Salmon                      49                    Trustee
        Kenneth T. Seeger                   45                    Trustee




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

Frank A. Morrow, President and Chief Executive Officer. Mr. Morrow has been active in the real estate industry for over 25 years. As an independent advisor and business consultant, he has worked for several real estate companies as a turnaround specialist and workout expert. Other assignments have included due diligence investigations, stepping in as senior management in times of crisis and multi-site real estate portfolio management. Mr. Morrow has had considerable experience in the acquisition, financing, leasing, management and sale of single as well as multiple assets. For a number of years, he served as the Managing Director of Real Estate for Stanford University and as Senior Vice President for the Boise Cascade Urban Development Corporation. Prior to his business career, Mr. Morrow served nine years in the U.S. Navy as an aviator and test pilot. He graduated from the

U.S. Naval Academy and in 1971, received an MBA degree from Stanford University. He serves on the board of directors of Landsing Pacific Fund.

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

Mr. Morrow serves as Chief Executive Officer pursuant to a Services and Confidentiality Agreement ("Agreement") between the Trust and FAMA Management, Inc., ("FAMA") a California corporation owned by Mr. Morrow, which provides his services to the Trust in exchange for compensation of $300,000 per year. The Agreement commenced on October 1, 1994 and continues for one year thereafter, unless earlier terminated by the Board of Trustees. The Agreement provides, generally, that should the Board terminate Mr. Morrow as CEO during the initial year of the Agreement,

FAMA is to be paid an amount equal to his annual compensation on account of that early termination. The term of the Agreement may be mutually extended for an additional one year period on the same general terms.

-------------------------------------------------------------------------------
Item 11.          Executive Compensation
-------------------------------------------------------------------------------

The following table lists the cash compensation of the Trustees and the officers of the Trust for the Transition Period ended December 31, 1994:



          Name of individual or                       Capacities in                      Cash
       number of persons in group                     which served                   compensation
       --------------------------                     --------------                 ------------
       Current independent Trustees                   Trustees                       $28,000
          as a group (four people)

       Frank A. Morrow                                CEO                            $70,000(1)

       Arnold E. Brown                                CFO                            $50,000(2)(3)


Each independent Trustee is paid $5,000 per quarter and $1,000 for each Trustees' meeting attended.

(1) Mr. Morrow's compensation for a full fiscal year is set pursuant to a contract discussed in Item 10.

(2) Mr. Brown's compensation for a full fiscal year pursuant to a contract is $150,000 plus a supplemental payment based upon performance.

(3) In addition, Mr. Brown's wholly owned California corporation Brown Partners Ltd. received a contingent payment of $50,000 during the Transition Period for services rendered prior to the Transition Period. Pursuant to a contract, receipt of that payment was contingent upon the Trust's obtaining the Credit Facility.

The compensation of Messrs. Morrow and Brown is governed by their respective employment agreements. The Trust's compensation committee is currently considering the adoption of an incentive compensation plan.

-------------------------------------------------------------------------------
Item 12.          Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------------

Listed below are those shareholders known to the Trust as of March 1, 1995 to be the beneficial owner or the member of a group which is the beneficial owner of more than five percent of the Trust's shares of beneficial interest, after the reorganization (4,884,000 shares total).

                          Name and Address of                           Amount and Nature             Percent
Title of Class             Beneficial Owner                          of Beneficial Ownership          of Class
--------------            -------------------                        ------------------------         --------
Redeemable Convertible    The Prudential Insurance
   Preferred Shares       Company of America
                          Four Gateway Center
                          100 Mulberry Center
                          Newark, NJ 07102-4069                             1,916,715                    16.6%

                          PRUCO Life Insurance Company
                          c/o Prudential Specialized Financial Group
                          Four Gateway Center
                          100 Mulberry Street
                          Newark, NJ 07102-4069                             1,150,030                    10.0%

                          Pacific Mutual Life Insurance Company
                          c/o Ronn Cornelius
                          700 Newport Center Drive
                          Newport Beach, CA 92660                           3,066,744                    26.6%

                          Orix USA Corp.
                          c/o Denise L. Getty
                          600 Wilshire Boulevard, Suite 1460
                          Los Angeles, CA 90017                               460,012                     4.0%

                          Weyerhauser Company Master
                          Retirement Trust*                                   442,991                     3.8%

                          TCW Special Credits Fund IV*                      1,427,415                    12.4%

                          TCW Special Credits Plus Fund*                    1,525,859                    13.3%

                          TCW Special Credits Trust IV*                     1,230,531                    10.7%

                          TCW Special Credits Fund IVA*                       295,328                     2.6%

                          *Address:
                          Salkeld & Company
                          c/o Bankers Trust Company
                          16 Wall Street, M/S 4042
                          New York, NY 10015


                          Name and Address of                           Amount and Nature             Percent
Title of Class             Beneficial Owner                          of Beneficial Ownership          of Class
--------------            -------------------                        ------------------------         --------
Shares of                 The Prudential Insurance
Beneficial Interest       Company of America
                          Four Gateway Center
                          100 Mulberry Center
                          Newark, NJ  07102-4069                            424,434                     8.7%

                          PRUCO Life Insurance Company
                          c/o Prudential Specialized Financial Group
                          Four Gateway Center
                          100 Mulberry Street
                          Newark, NJ  07102-4069                            254,660                     5.2%

                          Pacific Mutual Life Insurance Company
                          c/o Ronn Cornelius
                          700 Newport Center Drive
                          Newport Beach, CA  92660                          679,095                    13.9%

                          Orix USA Corp.
                          c/o Denise L. Getty
                          600 Wilshire Boulevard, Suite 1460
                          Los Angeles, CA  90017                            101,864                     2.1%

                          Weyerhauser Company Master
                          Retirement Trust*                                  98,095                     2.0%

                          TCW Special Credits Fund IV*                      316,084                     6.5%

                          TCW Special Credits Plus Fund*                    337,884                     6.9%

                          TCW Special Credits Trust IV*                     272,487                     5.6%

                          TCW Special Credits Fund IVA*                      65,397                     1.3%

                          *Address:
                          c/o Cede & Company
                          Box 20
                          New York, NY  10001

                          E. Lawrence Hill, Jr.                              6,667***                     **

                          John McMahan                                       6,667***                     **

                          John F. Salmon                                     6,667***                     **

                          Kenneth T. Seeger                                  6,667***                     **


         No other officers or Trustees beneficially own any shares.
**       Does not exceed one percent of outstanding shares.

***      Shares under option.

------------------------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------------------------------

The Trust owns 76% of the shares of the California Real Estate Investment Trust ("CalREIT") and Messrs. McMahan, Morrow and Brown, Chairman and Trustee; President, CEO and Trustee; and Chief Financial Officer and Secretary, respectively, of the Trust, are the only Trustees of CalREIT. Both the Trust and CalREIT are self-administered. However, they share certain costs, including personnel costs, for which CalREIT reimburses the Trust pursuant to a cost allocation agreement based on each Trust's respective asset values (real property and notes receivable).

-------------------------------------------------------------------------------
                                     PART IV
-------------------------------------------------------------------------------

Item 14.          Exhibits, Financial Statements, Schedules and Reports
                  on Form 8-K
-------------------------------------------------------------------------------


(a)  (1)          Financial Statements                                                         Page
-------           --------------------                                                         ----

                  Included in Part II of this report:

                  Report of Independent Accountants                                           11 - 12
                  Consolidated Balance Sheet at December 31, 1994                                  13
                  Consolidated Statement of Operations, Transition Period
                     Ended December 31, 1994                                                       14
                  Consolidated Statement of Changes in Shareholders' Equity
                     (Deficit) Accounts, Three Month Period Ended December 31, 1994                15
                  Consolidated Statement of Cash Flows, Transition Period
                     Ended December 31, 1994                                                       16
                  Notes to Consolidated Financial Statements                                  17 - 36

(a)  (2)          Consolidated Financial Statement Schedules and Exhibits Filed
--------          -------------------------------------------------------------

Schedule III      Real Estate and Accumulated Depreciation                                    45 - 49

Schedule IV       Mortgage Loans on Real Estate                                               50 - 52


-------------------------------------------------------------------------------



The statements and schedules referred to above should be read in conjunction with the financial statements with notes thereto included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the consolidated financial statements or notes thereto.

--------------------------------------------------------------------------------
(b)      Reports on Form 8-K
--------------------------------------------------------------------------------

The Trust filed two reports on Form 8-K during the transition period ended December 31, 1994 as follows:

                                                                             Financial
        Date of Report              Item Reported                            Statements Filed
        --------------              -------------                            ----------------

        October 7, 1994             Emergence from bankruptcy and                 No
                                       matters related thereto

        December 21, 1994           Change in fiscal year                         No


-------------------------------------------------------------------------------
(c)      Exhibits
-------------------------------------------------------------------------------

All exhibits listed below were filed with Form 8-K dated October 7, 1994 and are incorporated herein by reference:

         Restated Declaration of Trust of the Peregrine Real Estate Trust

         Bylaws of the Peregrine Real Estate Trust

         Second Amended and Restated Note Agreement dated September 27, 1994, by and among Commonwealth Equity Trust, the Noteholders named therein and The Prudential Insurance Company of America as Agent for the Noteholders

         Loan and Security Agreement dated October 6, 1994, between Commonwealth Equity Trust and Foothill Capital Corporation

         Redeemable Convertible Preferred Stock Purchase Agreement dated as of October 1, 1994, by and among the Peregrine Real Estate Trust, Pacific Mutual Life Insurance Company, The Prudential Insurance Company of America, PRUCO Life Insurance Company, Orix USA Corporation, Weyerhauser Company Master Retirement Trust, TCW Special Credits Fund IV, TCW Special Credits Plus Fund, TCW Special Credits Trust IV and TCW Special Credits Trust IVA

         Registration Rights Agreement dated as of October 1, 1994, by and among The Peregrine Real Estate Trust, Pacific Mutual Life Insurance Company, The Prudential Insurance Company of America, PRUCO Life Insurance Company, Orix USA Corporation, Weyerhauser Company Master Retirement Trust, TCW Special Credits Fund IV, TCW Special Credits Plus Fund, TCW Special Credits Trust IV and TCW Special Credits Trust IVA

         Services and Confidentiality Agreement dated October 1, 1994, between Commonwealth Equity Trust and FAMA Management, Inc.

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994          Page 1 Part A
--------------------------------------------------------------------------------

                          Column A                          Column B                Column C                    Column D
-------------------------------------------------------   ------------     ---------------------------  ----------------------

                                                                                                          Cost Capitalization
                                                                                                               Subsequent
                                                                            ..Initial Cost to Trust..      ..to Acquisition..
                                                                                            Buildings,
                                                                                          Improvements
                                                                                          and Personal
                         Description                      Encumbrances        Land          Property    Improvements  Carrying Cost
                         -----------                      ------------        ----        ------------  ------------  -------------

OFFICE BUILDINGS:                                                                                                           -
 Milpitas, Milpitas, California                            $    -          1,037,000        1,214,000      962,000          -
 Timberlake, Sacramento, California                            509,000        Leased          804,000      164,000          -
 16th and K Streets, Sacramento, California                     -            388,000        2,677,000      135,000          -
 425 University Avenue, Sacramento, California               2,764,000       536,000        1,708,000      723,000          -
 Town Center Garden Office Park, Long Beach, California         -          1,293,000        3,313,000      142,000          -
 11135 Trade Center Drive, Rancho Cordova, California           -            567,000        1,739,000       14,000          -
 11167 Trade Center Drive, Rancho Cordova, California           -            402,000          567,000       10,000          -
 Hurley Ethan Office Park I, Sacramento, California          1,322,000       410,000        1,237,000      706,000          -
 System Integrators Buildings, Sacramento, California        4,760,000       872,000        3,122,000       22,000          -
 Hurley Ethan Office Park II, Sacramento, California         2,408,000       827,000        1,391,000      233,000          -
 Parkway Center, El Dorado Hills, California                    -            233,000        1,048,000       22,000          -
 *Redfield Commerce Center, Scottsdale, Arizona                 -            580,000          823,000      102,000
                                                            ----------    ----------       ----------    ---------    -------------
                                                                                                                            -
Total office buildings                                      11,763,000     7,145,000       19,643,000    3,235,000
                                                            ----------    ----------       ----------    ---------    -------------

COMMERCIAL BUILDINGS:                                                                                                       -
                                                                                                                            -
 One Sunrise Park, Rancho Cordova, California                   -            356,000        1,092,000      401,000          -
 Burbank Mini-Warehouse, Santa Rosa, California                 -            475,000          980,000       -               -
 Regency Plaza, Sacramento, California                       8,869,000     4,200,000        7,056,000    1,088,000          -
 University Village, Sacramento, California                  7,732,000       877,000        6,142,000    1,007,000          -
 TGIF Sunrise Hills, Citrus Heights, California                 -            450,000        1,125,000        5,000          -
 *Fulton Square, Sacramento, California                        340,000        Leased        3,536,000       77,000          -
 *Totem Square, Kirkland, Washington                         4,365,000     3,175,000        5,793,000      124,000          -
 Downtown Mini Storage, Sacramento, California                  -             Leased        1,340,000       12,000          -
 *515 S. Fair Oaks Avenue, Pasadena, California                 -          1,410,000        4,305,000       30,000          -
 Sunrise Hills, Citrus Heights, California                   4,336,000     2,316,000        3,192,000      309,000          -
 Sierra Oaks, Roseville, California                          4,976,000     1,892,000        4,746,000      269,000
 Mallory Service Building, Walnut Creek, California             -            852,000          154,000        4,000          -
                                                            ----------    ----------       ----------    ---------    -------------

Total commercial buildings                                  30,618,000    16,003,000       39,461,000    3,326,000          -
                                                            ----------    ----------       ----------    ---------    -------------


                                                                     (Continued)

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994          Page 2 Part A
--------------------------------------------------------------------------------


                          Column A                          Column B                Column C                    Column D
-------------------------------------------------------   ------------     ---------------------------  ----------------------

                                                                                                          Cost Capitalization
                                                                                                               Subsequent
                                                                            ..Initial Cost to Trust..      ..to Acquisition..
                                                                                            Buildings,
                                                                                          Improvements
                                                                                          and Personal
                         Description                      Encumbrances        Land          Property    Improvements  Carrying Cost
                         -----------                      ------------        ----        ------------  ------------  -------------

LAND:
 Florin Perkins, Sacramento, California                        -           1,397,000           -             -             -
 Parthenia, Northridge, California                             -               -               -             -             -
                                                          ----------      ----------      ----------    ----------    -------------

Total land                                                     -           1,397,000           -             -             -

                                                          ----------      ----------      ----------    ----------    -------------

HOTELS:
 Park Terrace Inn, Redding, California                     1,860,000       1,047,000       1,167,000     1,254,000         -
 Chico Holiday Inn, Chico, California                          -             480,000       4,337,000     1,944,000         -
 Sacramento Holiday Inn, Sacramento, California                -           2,297,000       5,719,000     2,086,000         -
 Walnut Creek Holiday Inn, Walnut Creek, California            -           1,099,000       1,812,000       538,000         -
 *Casa Grande Motor Inn, Aroyo Grande, California          3,100,000       1,289,000       3,911,000     1,252,000         -
                                                          ----------      ----------      ----------    ----------    -------------

Total hotels                                               4,960,000       6,212,000      16,946,000     7,074,000         -
                                                          ----------      ----------      ----------    ----------    -------------

Total Investment in Real Estate                          $47,341,000      30,757,000      76,050,000    13,635,000         -
                                                          ==========      ==========      ==========    ==========    =============
PARTNERSHIPS:
 CR Properties, Sacramento, California                   $     -               -               -             -             -
 Placer Ranch, Rocklin, California                             -               -               -             -         4,000,000

                                                          ----------      ----------      ----------    ----------    -------------
Total Investment in Partnerships                               -               -               -             -         4,000,000
                                                          ==========      ==========      ==========    ==========    =============

Total Investment in Real Estate and Partnerships         $47,341,000      30,757,000      76,050,000    13,635,000     4,000,000
                                                          ==========      ==========      ==========    ==========    =============




--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994          Page 1 Part B
--------------------------------------------------------------------------------

                Column A                                                          Column E
--------------------------------------------------------     ---------------------------------------------------
                                                                      Gross Amount at Which
                                                               .....Carried at Close of Period.....

                                                                                          Valuation
                                                                           Buildings and    Write
               Description                                     Land         Improvements   Down (3)    Total (2)
               -----------                                     ----         ------------   --------    ---------
OFFICE BUILDINGS:
  Milpitas, Milpitas, California                             $ 1,037,000      2,176,000       -        3,213,000
  Timberlake, Sacramento, California                              Leased        968,000       -          968,000
  16th and K Streets, Sacramento, California                     388,000      2,812,000       -        3,200,000
  425 University Avenue, Sacramento, California                  536,000      2,431,000       -        2,967,000
  Town Center Garden Office Park, Long Beach, California       1,293,000      3,455,000       -        4,748,000
  11135 Trade Center Drive, Rancho Cordova, California           567,000      1,753,000       -        2,320,000
  11167 Trade Center Drive, Rancho Cordova, California           402,000        577,000       -          979,000
  Hurley Ethan Office Park I, Sacramento, California             410,000      1,943,000       -        2,353,000
  System Integrators Buildings, Sacramento, California           872,000      3,144,000       -        4,016,000
  Hurley Ethan Office Park II, Sacramento, California            827,000      1,624,000       -        2,451,000
  Parkway Center, El Dorado Hills, California                    233,000      1,070,000       -        1,303,000
  Redfield Commerce Center, Scottsdale, Arizona                  580,000        925,000     542,000      963,000
                                                             -----------     ----------   ---------   ----------

Total office buildings                                         7,145,000     22,878,000     542,000   29,481,000
                                                             -----------     ----------   ---------   ----------
COMMERCIAL BUILDINGS:

  One Sunrise Park, Rancho Cordova, California                   356,000      1,493,000       -        1,849,000
  Burbank Mini-Warehouse, Santa Rosa, California                 475,000        980,000       -        1,455,000
  Regency Plaza, Sacramento, California                        4,200,000      8,144,000       -       12,344,000
  University Village, Sacramento, California                     877,000      7,149,000       -        8,026,000
  TGIF Sunrise Hills, Citrus Heights, California                 450,000      1,130,000       -        1,580,000
  Fulton Square, Sacramento, California                           Leased      3,613,000      69,000    3,544,000
  Totem Square, Kirkland, Washington                           3,175,000      5,917,000     604,000    8,488,000
  Downtown Mini Storage, Sacramento, California                   Leased      1,352,000       -        1,352,000
  515 S. Fair Oaks Avenue, Pasadena, California                1,410,000      4,335,000   1,678,000    4,067,000
  Sunrise Hills, Citrus Heights, California                    2,316,000      3,501,000       -        5,817,000
  Sierra Oaks, Roseville, California                           1,892,000      5,015,000       -        6,907,000
  Mallory Service Building, Walnut Creek, California             852,000        158,000       -        1,010,000
                                                             -----------     ----------   ---------   ----------

Total commercial buildings                                    16,003,000     42,787,000   2,351,000   56,439,000
                                                             -----------     ----------   ---------   ----------







                 Column A                                           Column F      Column G    Column H      Column I
--------------------------------------------------------          ------------  ------------  --------  ---------------

                                                                                                         Life on Which
                                                                                                        Depreciation in
                                                                                                         Latest Income
                                                                  Accumulated     Date of       Date      Statement is
                    Description                                   Depreciation  Construction  Acquired      Computed
                    -----------                                   ------------  ------------  --------      ---------
OFFICE BUILDINGS:
  Milpitas, Milpitas, California                                    18,000           1986       1/85         30 Years
  Timberlake, Sacramento, California                                 8,000           1973      12/86         32 Years
  16th and K Streets, Sacramento, California                        22,000           1987       8/87         33 Years
  425 University Avenue, Sacramento, California                        -             1977      11/85         34 Years
  Town Center Garden Office Park, Long Beach, California            30,000           1983      12/87         33 Years
  11135 Trade Center Drive, Rancho Cordova, California              13,000           1984       5/88         34 Years
  11167 Trade Center Drive, Rancho Cordova, California               4,000           1984       5/88         34 Years
  Hurley Ethan Office Park I, Sacramento, California                15,000           1978       4/88         34 Years
  System Integrators Buildings, Sacramento, California              23,000           1984       5/88         34 Years
  Hurley Ethan Office Park II, Sacramento, California               24,000           1981       6/88         34 Years
  Parkway Center, El Dorado Hills, California                        8,000           1985       1/88         33 Years
  Redfield Commerce Center, Scottsdale, Arizona                    265,000           1983       5/88         34 Years
                                                                 ---------
Total office buildings                                             430,000
                                                                 ---------

COMMERCIAL BUILDINGS:

  One Sunrise Park, Rancho Cordova, California                      15,000           1982       8/83         24 Years
  Burbank Mini-Warehouse, Santa Rosa, California                     8,000           1984       4/85         30 Years
  Regency Plaza, Sacramento, California                             67,000           1986       5/85         31 Years
  University Village, Sacramento, California                        56,000           1975      12/86         32 Years
  TGIF Sunrise Hills, Citrus Heights, California                     9,000           1984       1/87         32 Years
  Fulton Square, Sacramento, California                            369,000           1980       5/91         40 Years
  Totem Square, Kirkland, Washington                               588,000           1981      11/90         40 Years
  Downtown Mini Storage, Sacramento, California                     10,000           1980       3/88         33 Years
  515 S. Fair Oaks Avenue, Pasadena, California                    695,000      1915/1988       7/88         40 Years
  Sunrise Hills, Citrus Heights, California                         26,000           1981       1/89         34 Years
  Sierra Oaks, Roseville, California                                37,000           1989       1/89         34 Years
  Mallory Service Building, Walnut Creek, California                 1,000           1970      10/88         34 Years
                                                                 ---------
Total commercial buildings                                       1,881,000
                                                                 ---------


                                       47
                                                                     (Continued)

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1994          Page 2 Part B
--------------------------------------------------------------------------------

                 Column A                                                    Column E                           Column F
----------------------------------------------------    --------------------------------------------------    ------------
                                                                      Gross Amount at Which
                                                               .....Carried at Close of Period.....

                                                                                    Valuation
                                                                     Buildings and    Write                   Accumulated
                Description                                Land      Improvements    Down (3)    Total (2)    Depreciation

                -----------                                ----      ------------    --------    ---------    ------------
LAND:
  Florin Perkins, Sacramento, California                  1,397,000         -           -        1,397,000        -
  Parthenia, Northridge, California                           -             -           -                0        -
                                                        -----------    ----------   ---------  -----------    ------------
Total land                                                1,397,000             0           0    1,397,000        -
                                                        -----------    ----------   ---------  -----------    ------------

HOTELS:
  Park Terrace Inn, Redding, California                   1,047,000     2,421,000       -        3,468,000       36,000
  Chico Holiday Inn, Chico, California                      480,000     6,281,000       -        6,761,000       94,000
  Sacramento Holiday Inn, Sacramento, California          2,297,000     7,805,000       -       10,102,000       98,000
  Walnut Creek Holiday Inn, Walnut Creek, California      1,099,000     2,350,000       -        3,449,000       37,000
  Casa Grande Motor Inn, Aroyo Grande, California         1,289,000     5,163,000   2,970,000    3,482,000      236,000
                                                        -----------    ----------   ---------  -----------    ------------

Total hotels                                              6,212,000    24,020,000   2,970,000   27,262,000      501,000
                                                        -----------    ----------   ---------  -----------    ------------

Total Investment in Real Estate                         $30,757,000    89,685,000   5,863,000  114,579,000    2,812,000
                                                        ===========    ==========   =========  ===========    ============
PARTNERSHIPS:
  CR Properties, Sacramento, California                 $     -             -           -            -            -
  Placer Ranch, Rocklin, California                           -             -           -        4,000,000        -
                                                        -----------    ----------   ---------  -----------    ------------

Total Investment in Partnerships                        $     -             -           -        4,000,000        -

                                                        ===========    ==========   =========  ===========    ============

Total Investment in Real Estate and Partnerships        $30,757,000    89,685,000   5,863,000  118,579,000    2,812,000
                                                        ===========    ==========   =========  ===========    ============







                 Column A                                  Column G      Column H        Column I
----------------------------------------------------     ------------    --------        --------

                                                                                       Life on Which
                                                                                      Depreciation in
                                                                                       Latest Income
                                                           Date of         Date        Statement is
                Description                              Construction    Acquired        Computed
                -----------                              ------------    --------     ---------------
LAND:
  Florin Perkins, Sacramento, California                       n/a        6/91                n/a
  Parthenia, Northridge, California                            n/a        9/92                n/a

Total land

HOTELS:
  Park Terrace Inn, Redding, California                  1968/1971        7/85           31 Years
  Chico Holiday Inn, Chico, California                   1972/1979        9/86           32 Years
  Sacramento Holiday Inn, Sacramento, California              1978        9/86           32 Years
  Walnut Creek Holiday Inn, Walnut Creek, California          1987        3/85           33 Years
  Casa Grande Motor Inn, Aroyo Grande, California             1984        9/92           40 Years

Total hotels

Total Investment in Real Estate

PARTNERSHIPS:
  CR Properties, Sacramento, California
  Placer Ranch, Rocklin, California

Total Investment in Partnerships

Total Investment in Real Estate and Partnerships

(1) The reduction in basis resulted from a judgment against the original seller of the property.
(2) Represents total cost of assets after valuation allowance.
(3) The Trust establishes allowances for possible investment losses which represent the excess of the carrying value of individual properties over their appraised or estimated net realizable value. Various external factors, particularly the lack of credit available to purchasers of real estate and overbuilt real estate markets have adversely affected real estate and necessitated the allowance.
* Denotes properties owned by Cal REIT.

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------
Reconciliation of total real estate carrying values for the Three Month Period ended December 31, 1994 are as follows:


ASSET RECONCILIATION:

  Balance, September 30, 1994                                   $142,183,000
  Adjust assets to fair market value                             (24,691,000)
                                                                 -----------
  Balance, October 7, 1994                                       117,492,000
  Additions:
    Improvements                                                     181,000

   Deductions:
    Real estate sold                                              (3,025,000)
    Valuation losses                                                 (69,000)
                                                                 -----------
  Balance, December 31, 1994                                    $114,579,000
                                                                 ===========
ACCUMULATED DEPRECIATION
  RECONCILIATION:

  Balance, September 30, 1994                                   $ 31,746,000
  Adjust assets to fair market value                             (29,728,000)
                                                                 -----------
  Balance, October 7, 1994                                         2,018,000

  Additions:
    Depreciation                                                     807,000

  Deductions:
    Accumulated depreciation on
      real estate sold                                               (13,000)
                                                                 -----------
  Balance, end of year                                          $  2,812,000
                                                                 ===========


--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Notes Receivable Collateralized by Deeds of Trust)
DECEMBER 31, 1994
--------------------------------------------------------------------------------

        Column A                     Column B  Column C           Column D                Column E
        --------                     --------  --------           --------                --------

                                                Final
                                     Interest  Maturity                                    Prior
       Description                     Rate      Date        Periodic Payment Terms        Liens
      --------------                 --------  -------- --------------------------------- --------
FIRST DEEDS OF TRUST:

   Commercial Building, Corona,
     California                       10.50%    1995    Monthly interest only payments      N/A

   *Office Building, Phoenix,
     Arizona                           8.00%    1996    Monthly interest only payments      N/A

   *Office/Commercial Building,
     Phoenix, Arizona                  8.00%    2000    Monthly 5% interest only payments   N/A

   *Retail Building, Tempe
     Arizona                           9.25%    2017    Monthly principal and interest
                                                         payments of $9,249                 N/A

   Commercial Building,  Fullerton
     California                        9.50%    2004    Monthly principal and interest
                                                         payments of $3,713                 N/A

   Land, Sacramento, California        9.00%    1995    Monthly interest only payments      N/A

SECOND DEEDS OF TRUST:

   *Commercial Building, Pacheco,
     California                        9.25%    1998    Monthly interest only payments      2,171,000

   Commercial Office Building,
     San Francisco, California        10.50%    1996    Monthly interest only payments      3,400,000

   Office Building, Corona
     California                       11.00%    1993    Monthly interest only payments      1,368,000





        Column A                       Column F              Column G                   Column H
        --------                       --------              --------                   --------

                                                   Valuation Write   Carrying       Principal Amount of
                                      Face Amount     Downs and      Amount of       Loans Subject to
                                        of Notes      Deferred         Notes       Delinquent Principal
       Description                     Receivable     Gains (2)    Receivable (1)       or Interest
      --------------                   ----------    ----------    ------------     -------------------
FIRST DEEDS OF TRUST:

   Commercial Building, Corona,
     California                        $1,380,000                   $1,380,000              $1,380,000

   *Office Building, Phoenix,
     Arizona                              861,000       168,000        693,000                    None

   *Office/Commercial Building,
     Phoenix, Arizona                   8,882,000       930,000      7,952,000                    None

   *Retail Building, Tempe
     Arizona
                                          937,000                      937,000                    None

   Commercial Building,  Fullerton
     California
                                          425,000                      425,000                    None

   Land, Sacramento, California           719,000                      719,000                    None

SECOND DEEDS OF TRUST:

   *Commercial Building, Pacheco,
     California                           763,000                      763,000                    None

   Commercial Office Building,
     San Francisco, California            400,000                      400,000                    None

   Office Building, Corona
     California                                 0                            0                    None

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Notes Receivable Collateralized by Deeds of Trust)
DECEMBER 31, 1994
--------------------------------------------------------------------------------

            Column A                        Column B    Column C              Column D                      Column E     Column F
            --------                        --------    --------              --------                      --------     --------

                                                         Final                                                          Face Amount
                                            Interest    Maturity                                             Prior       of Notes
           Description                        Rate        Date            Periodic Payment Terms             Liens      Receivable
          -------------                    ---------   ----------    ----------------------------------     --------    -----------
SECOND DEEDS OF TRUST (CONTINUED):

   *Office/Retail Complex, Fountain                                  50% of excess cash flows applied to
     Valley, California                       7.63%       2014       interest and then principal            8,915,000     6,629,000

   *Office/Warehouse Complex,                10.00%-
     Sunnyvale, California                   16.00%       1989       Monthly interest only payments           845,000     2,071,000

   *Retail Building, Sacramento,
     California                              11.00%       1994       Monthly interest only payments         1,525,000       211,000

   *Commercial Building, Tempe
     Arizona                                  8.00%       2000       Monthly 4% interest only payments        960,000       360,000

   Commercial Building, Westminster,                                 Monthly principal and interest
     California                               9.50%       1998       payments of $5,000                     5,750,000       593,000
                                                                                                          -----------   -----------
                                                                                                          $24,934,000   $24,231,000
                                                                                                          ===========   ===========



                                                     Column G                         Column H
                                        ----------------  -------------         ----------------------
                                        Valuation Write     Carrying             Principal Amount of
                                           Downs and        Amount of             Loans Subject to
                                           Deferred           Notes             Delinquent Principal
           Description                     Gains (2)      Receivable (1)            or Interest
          -------------                 ---------------   --------------        --------------------
SECOND DEEDS OF TRUST (CONTINUED):

   *Office/Retail Complex, Fountain
     Valley, California                    5,634,000          995,000                    None

   *Office/Warehouse Complex,
     Sunnyvale, California                                  2,071,000               2,071,000

   *Retail Building, Sacramento,
     California                              211,000                0                 211,000

   *Commercial Building, Tempe
     Arizona                                 239,000          121,000                    None

   Commercial Building, Westminster,
     California                                               593,000                    None
                                          ----------      -----------
                                          $7,182,000      $17,049,000
                                          ==========      ===========



(1) Represents carrying amount of notes after valuation allowance and deferred gains.

(2) The Trust establishes allowances for possible investment losses which represent the excess of the face amount of the note over the appraised or estimated net realizable value of the property collateralizing the note. In addition, deferred gains have been recorded against notes receivable when required under SFAS 66 (Note 1). Such write downs in no way limit the obligation of the borrower to comply with the terms of the note.

*  Denotes mortgages owned by Cal REIT.

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
--------------------------------------------------------------------------------

A summary of activity for note receivable collateralized by deeds of trust for the Three Month Period ended December 31, 1994 is as follows:

Balance, September 30, 1994                                          $15,804,000

    Additions:

             New loans                                                 1,319,000

             Recognition of deferred gain                                 12,000

    Deductions:

             Collections on principal                                    (86,000)
                                                                     -----------

Balance, December 31, 1994                                           $17,049,000
                                                                     ===========


                                  Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE PEREGRINE REAL ESTATE TRUST


           3/31/95                    /s/ FRANK A. MORROW
      __________________              _______________________________________
      Date                            Frank A. Morrow
                                      President and Chief Executive Officer


           3/31/95                    /s/ ARNOLD E. BROWN
      __________________              _______________________________________
      Date                            Arnold E. Brown
                                      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           3/31/95                    /s/ JOHN MC MAHAN
      __________________              _______________________________________
      Date                            John McMahan
                                      Chairman of the Board


           3/31/95                    /s/ E. LAWRENCE HILL, JR.
      __________________              _______________________________________
      Date                            E. Lawrence Hill, Jr.
                                      Trustee


           3/31/95                    /s/ FRANK A. MORROW
      __________________              _______________________________________
      Date                            Frank A. Morrow
                                      Trustee


           3/31/95                    /s/ JOHN F. SALMON
      ___________________             _______________________________________
      Date                            John F. Salmon
                                      Trustee


           3/31/95                    /s/ KENNETH T. SEEGER
      ___________________             _______________________________________
      Date                            Kenneth T. Seeger
                                      Trustee