Form 10-Q
period 1995-03-31
PEREGRINE REAL ESTATE TRUST
filed 1995-05-15
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 1995              Commission File Number:   0-9097


                         THE PEREGRINE REAL ESTATE TRUST
             (Exact Name of Registrant as Specified in its Charter)

         CALIFORNIA                                              94-2255677
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             1300 ETHAN WAY, SUITE 200, SACRAMENTO, CALIFORNIA 95825 (Address of registrant's principal executive office) (Zip Code)

                                 (916) 929-8244
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   X  Yes      No
                                  ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practical date.

           Class                                 Outstanding at March 31, 1995
Shares of Beneficial Interest                               4,884,000
Par value one dollar per share

- ------------------------------------------------------------------------------

                         THE PEREGRINE REAL ESTATE TRUST
- ------------------------------------------------------------------------------

INDEX                                                                                           PAGE

PART I.    FINANCIAL INFORMATION

           Item 1:     Financial Statements

                       Consolidated Condensed Balance Sheets -
                          March 31, 1995 and December 31, 1994                                      1

                       Consolidated Condensed Statements of Operations -
                          For the Three Months Ended March 31, 1995 and 1994                        2

                       Consolidated Condensed Statements of Cash Flows -
                          For the Three Months Ended March 31, 1995 and 1994                        3

                       Notes to Consolidated Financial Statements                               4 - 10

           Item 2:     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                          11 - 12


PART II.   OTHER INFORMATION

           Item 1:     Legal Proceedings                                                            13

           Item 2:     Changes in Securities                                                        13

           Item 3:     Defaults Upon Senior Securities                                              13

           Item 4:     Submission of Matters to a Vote of Security Holders                          13

           Item 5:     Other Information                                                            13

           Item 6:     Exhibits and Reports on Form 8-K                                             13


                          PART I: FINANCIAL INFORMATION

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND AFFILIATES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      MARCH 31,           DECEMBER 31,
                                                                                        1995                  1994
                                                                                     (UNAUDITED)            (AUDITED)
                                                                                    -------------         -------------
                           ASSETS

INVESTMENTS:
     Rental properties, less accumulated depreciation of $3,587,000 and
         $2,812,000 at March 31, 1995 and December 31, 1994, respectively, and valuation allowance of $5,863,000 at March 31, 1995 and
         December 31, 1994                                                          $ 108,061,000         $ 111,767,000
     Partnership interests                                                              4,000,000             4,000,000
     Notes receivable, net of valuation allowance and deferred gains of $7,116,000 and $7,182,000 at March 31, 1995 and
         December 31, 1994, respectively                                               16,295,000            17,049,000
                                                                                    -------------         -------------

                                                                                      128,356,000           132,816,000

Cash                                                                                    5,369,000             5,366,000
Restricted cash                                                                           317,000               317,000
Rents and accrued interest receivable, net of valuation allowance of $518,000
     and $285,000 at March 31, 1995 and December 31, 1994, respectively                 1,450,000             1,323,000
Other assets, net of valuation allowance of $310,000 at March 31, 1995
     and December 31, 1994                                                              3,348,000             2,434,000
                                                                                    -------------         -------------

         Total assets                                                               $ 138,840,000         $ 142,256,000
                                                                                    =============         =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Long-term notes payable, collateralized by
         deeds of trust on rental properties                                        $  45,491,000         $  48,277,000
     Notes payable to Lender Group                                                     41,737,000            40,869,000
     Line of credit                                                                     4,695,000             4,410,000
     Accounts payable and accrued expenses                                              8,786,000             9,867,000
                                                                                    -------------         -------------

                                                                                      100,709,000           103,423,000
                                                                                    -------------         -------------

Minority interests                                                                      6,584,000             6,525,000
                                                                                    -------------         -------------
Redeemable convertible preferred stock, 25,000,000 shares authorized;
     11,804,000 and 11,516,000 shares issued and outstanding at March 31, 1995 and December 31,1994, respectively; net of unaccreted discount of
     $2,148,000 and $2,169,000 at March 31,1995 and December 31, 1994,
     respectively; liquidation preference of $23,608,000                               21,459,000            20,863,000
Shares of beneficial interest 50,000,000 shares authorized; 4,884,000
     shares outstanding                                                                13,339,000            13,339,000

Accumulated deficit                                                                    (3,251,000)           (1,894,000)

Commitments and contingencies                                                       -------------         -------------
         Total liabilities and shareholders' equity                                 $ 138,840,000         $ 142,256,000
                                                                                    =============         =============


     See accompanying notes to consolidated condensed financial statements.

                         THE PEREGRINE REAL ESTATE TRUST

                                 AND AFFILIATES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   1995                  1994
                                                                                   ----                  ----
                                                                          (Post-Reorganization)  (Pre-Reorganization)
REVENUES:
   Rent                                                                        $ 3,376,000           $ 3,888,000
   Interest                                                                        420,000               505,000
   Hotel                                                                         3,057,000             3,354,000
                                                                               -----------           -----------
                                                                                 6,853,000             7,747,000
                                                                               -----------           -----------

EXPENSES:
   Operating expenses                                                            1,263,000             1,784,000
   Hotel operating expenses                                                      2,502,000             2,953,000
   Property management                                                             118,000               121,000
   Depreciation and amortization                                                   854,000             1,243,000
   Interest                                                                      2,096,000             3,348,000
   General and administrative                                                      784,000               835,000
                                                                               -----------           -----------
                                                                                 7,617,000            10,284,000
                                                                               -----------           -----------

      (Loss) before reorganization items, loss on foreclosure or
         sale of investments, extraordinary item and minority interest            (764,000)           (2,537,000)

Reorganization items                                                                    --              (936,000)
                                                                               -----------           -----------

      (Loss) before loss on foreclosure or sale of investments,
         extraordinary item and minority interest                                 (764,000)           (3,473,000)

Loss on foreclosure or sale of investments                                          (7,000)             (215,000)
                                                                               -----------           -----------

      (Loss) before extraordinary item and minority interest                      (771,000)           (3,688,000)

Extraordinary item                                                                  68,000                    --
                                                                               -----------           -----------

      Net loss before minority interest                                           (703,000)           (3,688,000)

Minority interest in net income                                                    (58,000)               (4,000)
                                                                               -----------           -----------

      Net loss                                                                 $  (761,000)          $(3,692,000)
                                                                               ===========           ===========

Loss per share before extraordinary item                                           $ (0.17)              $ (0.15)
                                                                                   =======               =======
Income per share of extraordinary item                                             $  0.01               $ (0.00)
                                                                                   =======               =======
Loss per share of beneficial interest                                              $ (0.16)              $ (0.15)
                                                                                   =======               =======

     See accompanying notes to consolidated condensed financial statements.

                         THE PEREGRINE REAL ESTATE TRUST

                                 AND AFFILIATES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 1995                  1994
                                                                                 ----                  ----
                                                                       (Post-reorganization)   (Pre-Reorganization)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $  (761,000)          $ (3,692,000)
                                                                            -----------           ------------
   Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities:
      Depreciation and amortization                                             854,000              1,243,000
      Accretion of discount                                                          --                (80,000)
      Loss on foreclosure or sale of investments                                  7,000                215,000
      Forgiveness of debt                                                       (68,000)                    --
      Minority interest in net income                                            58,000                  4,000
   Changes in other assets and liabilities
      (Increase) in rents and accrued interest receivable                      (140,000)              (517,000)
      (Increase) in other assets                                               (473,000)              (162,000)
      Increase in accounts payable and accrued expenses                          76,000              3,727,000
                                                                            -----------           ------------
      Total adjustments to net loss                                            (314,000)             4,430,000
                                                                            -----------           ------------

         Net cash (used in) provided by operating activities                   (447,000)               738,000
                                                                            -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements to rental properties                                           (633,000)              (232,000)
   Principal collections on notes receivable                                    820,000                 13,000
                                                                            -----------           ------------

         Net cash provided by (used in) investing activities                    187,000               (219,000)
                                                                            -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term notes payable                                (22,000)               (95,000)
   Borrowings on line of credit, net                                            285,000                      0
                                                                            -----------           ------------

         Net cash provided by (used in) financing activities                    263,000                (95,000)
                                                                            -----------           ------------

         Net increase in cash                                                     3,000                424,000

Cash, beginning of period                                                     5,366,000              5,828,000
                                                                            -----------           ------------

Cash, end of period                                                         $ 5,369,000           $  6,252,000
                                                                            ===========           ============


     See accompanying notes to consolidated condensed financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ----------------


1.       Organization, Plan of Reorganization and Basis of Presentation:

                                  Organization

         The Peregrine Real Estate Trust (Trust) was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973 and reorganized under a Restated Declaration of Trust dated October 7, 1994, which gave effect to the reorganization of the Trust under Chapter 11 of the United States Bankruptcy Code.

               Plan of Reorganization Under Chapter 11 Proceeding

         On August 2, 1993, the Trust filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11.

         On June 9, 1994, the Trust, the PacMutual Lenders, the Equity Holders Committee and the Creditors Committee (collectively, Proponents) filed with the Court the Third Amended Plan of Reorganization. The Third Amended Plan of Reorganization as modified (Plan) was confirmed in all respects on August 8, 1994.

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization, Plan of Reorganization and Basis of Presentation, continued:

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

         Interest Deferral Notes accrue interest at 8.5% per annum, from the date of issuance. Interest payments, both on principal and the interest accrued through September 30, 1996, shall be payable monthly in cash commencing on November 1, 1996.

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Plan of Reorganization and Basis of Presentation, continued:

         (b) Redeemable Convertible Preferred Stock in the face amount of $22,500,000 which carries a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998, by means of additional shares of Redeemable Convertible Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Redeemable Convertible Preferred Stock automatically converts into Shares of Beneficial Interest pursuant to an established formula if any dividend payment is not made in full when due. If all dividends were paid in kind through October 1, 1998, no other Shares of Beneficial Interest were issued and the Redeemable Convertible Preferred Stock were converted to Shares of Beneficial Interest on October 1, 1998, the PacMutual Lenders would, on account of that conversion, acquire 77% of the total Shares of Beneficial Interest outstanding after the conversion bringing their total holdings to 89%.

         The Redeemable Convertible Preferred Stock is redeemable in cash (total redemption amount of $23,608,000 and $23,032,000 at March 31, 1995 and December 31, 1994, respectively) on October 1, 2000, but in certain circumstances, including the sale of all or substantially all the assets of Peregrine, may be redeemed earlier.

         The Redeemable Convertible Preferred Stock has been recorded at a discount to its face amount, which face amounts are $23,608,000 and $23,032,000 at March 31, 1995 and December 31, 1994, respectively, based on an imputed rate of return of 12%.

         (c) Shares of Beneficial Interest equal to approximately 52% of the total outstanding Shares of Beneficial Interest.

                              Basis of Presentation

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1995 are not necessarily indicative of the results to be obtained for the full fiscal year and are not comparable to the results for the interim period ended March 31, 1994 due to the implementation of fresh start accounting, as discussed below. These financial statements should be read in

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ----------------------

1. Organization, Plan of Reorganization and Basis of Presentation, continued:

         conjunction with the December 31, 1994 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust Transition Report on Form 10-K.

         The accompanying unaudited consolidated condensed financial statements of The Peregrine Real Estate Trust include the accounts of the Trust and its majority-owned affiliate, California Real Estate Investment Trust (CalREIT), a real estate investment trust in which the Trust owns a greater than 50% interest.

                             Fresh Start Accounting

         In accounting for the effects of the reorganization, the Trust implemented Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Fresh start accounting as defined by SOP 90-7 is applicable because pre-reorganization shareholders received less than 50% of the Trust's new Shares of Beneficial Interest and the reorganization value of the assets of the reorganized Trust was less than the total of all post-petition liabilities and allowed claims.

         Under the principles of fresh start accounting, all of the Trust's assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of the reorganization, October 7, 1994.

         As a result of the implementation of fresh start accounting, the financial statements of the Trust after consummation of the Plan are not comparable to the Trust's financial statements for prior periods.

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ----------------------

2.       Income Taxes:

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

         During the year ended September 30, 1993, the Trust did not qualify to be taxed as a REIT. The termination of its REIT status was effective as of October 1, 1992. The Trust may not be eligible to re-elect to be taxed as a REIT prior to its fifth taxable year ended after September 30, 1993.

         At December 31, 1994, the Trust had tax net operating loss carryforwards (NOL) which may be applied against future taxable income of $70,866,000 (Federal) and $44,186,000 (California).

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ----------------------

3.       Related-Party Transactions:

         The Trust and CalREIT are both self-administered. However, they share certain costs, including personnel costs for which CalREIT reimburses the Trust pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable) that is negotiated annually. During the three months ended March 31, 1995, reimbursable costs charged to CalREIT by the Trust approximated $108,000. This amount was offset against the following amounts due to CalREIT from the Trust.

         At March 31, 1995 and December 31, 1994, the Trust had amounts due to CalREIT aggregating $93,000 and $202,000. Such uncollateralized amounts are due on demand; the remaining $93,000 due from the Trust to CalREIT will be satisfied against future cost allocations.


4.       Cash Flow Information:

         Cash paid for interest during the periods reported was as follows:

                                             For the Three Months Ended
                                                      March 31,
                                            1995                    1994
                                            ----                    ----
                Interest                $ 2,231,000             $ 1,640,000
                                        ===========             ===========


5.       Per Share Data:

         Per share data for the three months ended March 31, 1995 and March 31, 1994 is based on the weighted average number of common shares, 4,884,000 and 25,093,000, respectively, outstanding during each period.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       Historical Funds from Operations and Funds Available for Distribution:

         Equity REIT analysts generally consider Funds From Operations (FFO) an appropriate measure of performance in comparing the results of operations of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. Funds Available for Distribution (FAD) is defined as FFO less capital expenditures funded by operations and loan amortization. The Trust believes that in order to facilitate a clear understanding of the historical operating results of the Trust, FFO and FAD should be examined in conjunction with net income (loss) as presented in this report. FFO and FAD should not be considered as an alternative to net income (loss) as an indication of the Trust's performance or to cash flow as a measure of liquidity.

         Funds From Operations and Funds Available for Distribution for the three months ended March 31, 1995 and 1994 are summarized as follows:

  Calculation of Funds From Operations and Funds Available for Distribution
                             (Dollars in thousands)

                                                                     For the Three Months Ended
                                                                              March 31,
                                                           (Post-reorganization)     (Pre-Reorganization)
                                                                   1995                      1994
                                                                   ----                      ----
         Net loss before reorganization items, loss
           on foreclosure or sale of investments,
           extraordinary items and minority interest             $ (764)                  $ (2,537)

         Depreciation and amortization                              854                      1,243
                                                                 ------                   --------

           Funds From (used by) Operations                           90                     (1,294)

         Capital improvements                                       (35)                      (232)

         Loan principal payments                                    (22)                       (95)
                                                                 ------                   --------

           Funds Available for Distribution                      $   33                   $      0
                                                                 ======                   ========

- ------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

- ------------------------------------------------------------------------------

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of future financial position and results of operations of the Trust.

During the last quarter of 1994 and the first quarter of l995, with property operations largely stabilized, the Trust began to evaluate its operating strategies. In the near term, the immediate priority is to meet the Trust's present and medium term debt obligations. This objective will best be accomplished by maximizing the income stream from the properties through improved occupancy levels, the reduction of operating expenses and the disposition of certain assets. In order to implement this strategy, management priorities for the current year include a continued emphasis on leasing the remaining space at the Trust's commercial properties; improving occupancy levels and completing capital improvements at the hotel properties; reflagging the Park Terrace Inn hotel in Redding, California with the flag of a national lodging chain; and continuing efforts to reduce the Trust's operating expenses.

The Trust has analyzed various strategies to enhance long-term share value, exploring opportunities in single and multi-tenant industrial buildings, retail centers and hotel properties. At this time, the course of action that appears to hold the greatest likelihood for success is a strategy that builds on the Trust's activity in the lodging industry, while continuing to focus on improving current property operations and the disposition of certain assets.


Results of Operations

The Trust believes that to facilitate a clear understanding of the operating results of the Trust, Funds From Operations should be examined in conjunction with net income (loss). Industry analysts generally define Funds From Operations as net income (loss) adjusted for certain non-cash expenses, primarily depreciation and amortization. Funds From Operations should not be considered as a substitute for net income as an indication of the Trust's performance or as a substitute for cash flow as a measure of its liquidity.

Because the three months ended March 31, 1995 are not comparable to the three months ended March 31, 1994 due to fresh start accounting, no comparison has been made between the two periods.

Total Revenues for the three months ended March 31, 1995 were $6,853,000:
$3,376,000 or 49% of total revenues     came from rent; $3,057,000 or 45% was
hotel revenue.

Total Expenses for the three months ended March 31, 1995 were $7,617,000:
$2,502,000 or 33% of the total was attributable to hotel operating expenses; $2,096,000 or 28% of the total was attributable to interest expense; and $1,381,000 or 18% of the total was attributable to property operating and property management expenses.

The remaining expenses were depreciation and amortization and general and administrative.


Liquidity and Capital Resources

During the remainder of 1995, the Trust anticipates that its primary sources of funds will be operating income and its Credit Facility, a revolving line of credit in the maximum amount of $10,000,000, which bears interest at 2.25% over prime. It is collateralized by a first lien on certain of the Trust's properties. The Trust believes that these resources will be adequate for its anticipated needs. Pursuant to the agreements with respect to the Restructured Notes Payable and the Credit Facility, the Trust is generally not permitted to incur or assume additional indebtedness other than trade payables and certain lease expenses without the consent of the PacMutual Lenders and the lender providing the Credit Facility. It is unlikely that the Trust will be able to satisfy those specified conditions within the coming year.

The Trust's cash flows for the three months ended March 31, 1995 totaled $3,000, comprising cash used in operations of $447,000, cash provided by investing activities of $187,000, and cash provided by financing activities of $263,000.

Systems Integrators, Inc. (Tenant) leases and occupies 100% of two Sacramento, California office buildings which total 90,000 square feet under leases scheduled to expire in April and May 1998. The Tenant has notified the Trust that, while under the protection of Chapter 11, it has rejected its leases with the Trust for the entire 90,000 square feet and will vacate the space and cease paying rent effective May 31, 1995. Under the existing leases, the space produced gross rents of approximately $75,000 per month. Property operating expenses payable by the Trust approximated $3,300 per month.

                           PART II. OTHER INFORMATION

          Item 1:           Legal Proceedings
                            None

          Item 2:           Changes in Securities
                            None

          Item 3:           Defaults Upon Senior Securities
                            None

          Item 4:           Submission of Matters to a Vote of Security Holders
                            None

          Item 5:           Other Information
                            None

          Item 6:           Exhibits and Reports on Form 8-K
                            None