Form 10-Q
period 1995-10-30
PEREGRINE REAL ESTATE TRUST
filed 1995-11-14
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from                    to
                                ------------------    ------------------

Commission file number 0-9097

                         The Peregrine Real Estate Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                                       94-2255677
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                               Identification No.)

                    1300 Ethan Way, Suite 200, Sacramento, CA
                    -----------------------------------------
                    (Address of principal executive offices)

                                      95825
                                   ----------
                                   (Zip Code)

                                 (916) 929-8244
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
   ---------        ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X           No
   ---------        ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at September 30, 1995
-------------------------------                ---------------------------------
Shares of Beneficial Interest                              4,884,000
Par value one dollar per share

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.               Item 2. Management's Discussion and
 Provide the Information required by Rule     Analysis of Financial Condition
 of Regulation S-X (17 CFR Part 210).         and Results of Operations.
                                             Furnish the information required
                                              by Item 303 Regulation S-K
                                              (Section 229.303 of this chapter).

------------------------------------------------------------------------------

                         THE PEREGRINE REAL ESTATE TRUST

------------------------------------------------------------------------------

INDEX                                                                                       PAGE

PART I.   FINANCIAL INFORMATION

          Item 1:           Financial Statements

                            Consolidated Balance Sheets -
                                September 30, 1995 and December 31, 1994                       1

                            Consolidated Statements of Operations -
                                For the Three Months and Nine Months Ended
                                September 30, 1995 and 1994                                    2

                            Consolidated Statements of Cash Flows -
                                For the Nine Months Ended September 30, 1995
                                and 1994                                                       3

                            Notes to Consolidated Financial Statements                    4 - 11

          Item 2:           Management's Discussion and Analysis of
                                Financial Condition and Results of Operations            12 - 16


PART II.  OTHER INFORMATION

          Item 1:           Legal Proceedings                                                 17

          Item 2:           Changes in Securities                                             17

          Item 3:           Defaults Upon Senior Securities                                   17

          Item 4:           Submission of Matters to a Vote of Security Holders               17

          Item 5:           Other Information                                                 17

          Item 6:           Exhibits and Reports on Form 8-K                                  17

                          PART I: FINANCIAL INFORMATION

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND AFFILIATES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                                        1995                  1994
                                                                                     (UNAUDITED)            (AUDITED)
                                                                                    -------------         -------------
                           ASSETS

INVESTMENTS:
     Rental properties, less accumulated depreciation of $5,309,000 and
         $2,812,000 at September 30, 1995 and December 31, 1994, respectively, and valuation allowance of $5,863,000
         at September 30, 1995 and December 31, 1994                                $ 104,454,000         $ 111,767,000
     Partnership interests                                                              4,000,000             4,000,000
     Notes receivable, net of valuation allowance and deferred gains of $7,116,000 and $7,182,000 at September 30, 1995 and
         December 31, 1994, respectively                                               17,789,000            17,049,000
                                                                                    -------------         -------------

                                                                                      126,243,000           132,816,000

Cash                                                                                    4,470,000             5,366,000
Restricted cash                                                                           476,000               317,000
Rents and accrued interest receivable, net of valuation allowance of $1,019,000
     and $285,000 at September 30, 1995 and December 31, 1994, respectively             1,631,000             1,323,000
Other assets, net of valuation allowance of $310,000 at September 30, 1995
     and December 31, 1994                                                              3,039,000             2,434,000
                                                                                    -------------         -------------

         Total assets                                                               $ 135,859,000         $ 142,256,000
                                                                                    =============         =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

     Long-term notes payable, collateralized by
         deeds of trust on rental properties                                        $  45,103,000         $  48,277,000
     Notes payable to Senior Lender Group                                              42,928,000            40,869,000
     Line of credit                                                                     4,462,000             4,469,000
     Accounts payable and accrued expenses                                              7,825,000             9,808,000
                                                                                    -------------         -------------

                                                                                      100,318,000           103,423,000
                                                                                    -------------         -------------

Minority interests                                                                      6,617,000             6,525,000
                                                                                    -------------         -------------
Redeemable convertible preferred stock:  25,000,000 shares authorized;
     12,411,000 and 11,516,000 shares issued and outstanding at September 30,
     1995 and December 31, 1994, respectively; net of unaccreted discount of
     $2,095,000 and $2,169,000 at September 30, 1995 and December 31, 1994,
     respectively; liquidation preference of $24,822,000 and $23,032,000 at
     September 30, 1995 and December 31, 1994, respectively                            22,727,000            20,863,000
Shares of beneficial interest:  50,000,000 shares authorized; 4,884,000
     shares outstanding                                                                13,339,000            13,339,000

Accumulated deficit                                                                    (7,142,000)           (1,894,000)
Commitments and contingencies
                                                                                    -------------         -------------
         Total liabilities and shareholders' equity                                 $ 135,859,000         $ 142,256,000
                                                                                    =============         =============

          See accompanying notes to consolidated financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,

                                                            1995             1994             1995             1994
                                                       ---------------  ---------------  ---------------  ---------------
                                                       (    Post-       (    Pre-        (    Post-       (    Pre-
                                                       Reorganization)  Reorganization)  Reorganization)  Reorganization)

REVENUES:
     Rent                                                $  2,934,000     $   3,482,000    $  9,685,000     $ 10,949,000
     Interest                                                 462,000           878,000       1,315,000        1,842,000
     Hotel                                                  3,222,000         3,392,000       9,740,000       10,798,000
                                                         ------------     -------------    ------------     ------------
                                                            6,618,000         7,752,000      20,740,000       23,589,000
                                                         ------------     -------------    ------------     ------------

EXPENSES:
     Operating expenses                                       992,000         3,921,000       3,480,000        7,100,000
     Hotel operating expenses                               2,822,000         3,503,000       8,072,000       10,162,000
     Property management                                      177,000            94,000         443,000          344,000
     Depreciation and amortization                            951,000         1,246,000       2,786,000        3,604,000
     Interest                                               2,149,000         3,269,000       6,381,000        9,713,000
     General and administrative                             1,058,000           866,000       3,016,000        2,594,000
                                                         ------------     -------------    ------------     ------------
                                                            8,149,000        12,899,000      24,178,000       33,517,000
                                                         ------------     -------------    ------------     ------------

       (Loss) before reorganization items, gain
       (loss) on foreclosure or sale of investments,
       valuation losses, extraordinary item
       and minority interest                               (1,531,000)       (5,147,000)     (3,438,000)     (9,928,000)

Reorganization items                                               --        (4,219,000)             --       (7,222,000)
                                                         ------------     -------------    ------------     ------------

         (Loss) before gain (loss) on foreclosure
           or sale of investments, valuation losses,
           extraordinary item and minority interest        (1,531,000)       (9,366,000)     (3,438,000)     (17,150,000)

Gain (loss) on foreclosure or sale of investments                  --           728,000        (506,000)         688,000
                                                         ------------     -------------    ------------     ------------

         (Loss) before valuation losses, extra-
           ordinary item and minority interest             (1,531,000)       (8,638,000)     (3,944,000)     (16,462,000)

Valuation losses                                                   --        (2,725,000)             --       (2,725,000)
                                                         ------------     -------------    ------------     ------------

         (Loss) before extraordinary item and
           minority interest                               (1,531,000)      (11,363,000)     (3,944,000)     (19,187,000)

Extraordinary item                                            258,000                --         652,000               --
                                                         ------------     -------------    ------------     ------------

         (Loss) before minority interest                   (1,273,000)      (11,363,000)     (3,292,000)     (19,187,000)

Minority interest in net income                               (23,000)          (81,000)        (92,000)          (7,000)
                                                         ------------     -------------    ------------     ------------

         Net (loss)                                      $ (1,296,000)    $ (11,444,000)   $ (3,384,000)    $(19,194,000)
                                                         ------------     -------------    ------------     ------------

(Loss) per share before extraordinary item               $      (0.32)    $       (0.46)   $      (0.82)    $      (0.76)
                                                         ------------     -------------    ------------     ------------
Income per share of extraordinary item                   $       0.05     $          --    $       0.13     $         --
                                                         ------------     -------------    ------------     ------------
Net (loss) per share of beneficial interest              $      (0.27)    $       (0.46)   $      (0.69)    $      (0.76)
                                                         ------------     -------------    ------------     ------------

          See accompanying notes to consolidated financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,

                                                                                        1995                    1994
                                                                                ---------------------  --------------------
                                                                                (Post-Reorganization)  (Pre-Reorganization)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss)                                                                      $ (3,384,000)        $ (19,194,000)
                                                                                     ------------         -------------
     Adjustments to reconcile net (loss) to net cash
              used in operating activities:
         Depreciation and amortization                                                  2,786,000             3,604,000
         Accretion of discount                                                                 --              (195,000)
         Loss (gain) on foreclosure or sale of investments                                506,000              (688,000)
         Extinguishment of debt                                                          (652,000)                   --
         Minority interest in net income                                                   92,000                 7,000
         Valuation losses                                                                      --             2,725,000
     Changes in other assets and liabilities
         (Increase) in rents and accrued interest receivable                             (323,000)             (703,000)
         (Increase) decrease in other assets                                           (1,136,000)            1,728,000
         Increase in accounts payable and accrued expenses                              1,922,000            11,643,000
                                                                                     ------------         -------------
         Total adjustments to net loss                                                  3,195,000            18,121,000
                                                                                     ------------         -------------

              Net cash used in operating activities                                      (189,000)           (1,073,000)
                                                                                     ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments                                                    185,000               441,000
     Improvements to investments                                                       (1,217,000)           (1,078,000)
     Principal collections on notes receivable                                          1,493,000             2,279,000
                                                                                     ------------         -------------

              Net cash provided by investing activities                                   461,000             1,642,000
                                                                                     ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term notes payable                                     (1,002,000)             (133,000)
     Distributions paid to minority shareholders                                               --              (195,000)
     Payments on line of credit, net                                                       (7,000)                   --
     Increase in restricted cash                                                         (159,000)                   --
                                                                                     ------------         -------------

              Net cash used in financing activities                                    (1,168,000)             (328,000)
                                                                                     ------------         -------------

              Net (decrease) increase in cash                                            (896,000)              241,000

Cash, beginning of period                                                               5,366,000             5,828,000
                                                                                     ------------         -------------

Cash, end of period                                                                  $  4,470,000         $   6,069,000
                                                                                     ------------         -------------


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

         On June 9, 1994, the Trust, the Senior Lender Group (previously referred to as the PacMutual Group), the Equity Holders Committee and the Creditors Committee (collectively, Proponents) filed with the Court the Third Amended Plan of Reorganization. The Third Amended Plan of Reorganization as modified (Plan) was confirmed in all respects on August 8, 1994.

         The Effective Date of the Plan (the date on which the Trust emerged from bankruptcy) was October 7, 1994. The Trust is under the jurisdiction of the United States Bankruptcy Court until entry of a final decree.

         The Plan provided for inter alia: (a) the restructuring of virtually all of the Trust's secured and unsecured debt; and (b) the reduction in the number of Shares of Beneficial Interest held by current shareholders from approximately 25,100,000 (old) shares to 2,334,000
         (new) shares (effectively a reverse stock split); and the issuance of 2,550,000 new Shares of Beneficial Interest, as well as a new class of Redeemable Convertible Preferred Stock, of the Trust to the Senior Lender Group. The authorized number of new Shares of Beneficial Interest is 50,000,000. From the Effective Date, the Senior Lender Group owns a majority of the new Shares of Beneficial Interest and all of the new Redeemable Convertible Preferred Stock. The Senior Lender Group also received Restructured Secured Notes in the aggregate original principal amount of $40,000,000.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Plan of Reorganization and Basis of Presentation, continued:

         The Plan provides for the reservation of 150,000 new Shares of Beneficial Interest for options for trustees who are neither employees nor management of the Trust. Eighty thousand of these shares have been reserved for the current independent Trustees. At September 30, 1995, 26,668 shares were under option pursuant to the Plan, all of which were exercisable.

         The Plan also provides that the Trust, at the discretion of the Board of Trustees, may adopt a stock option plan under which management may be granted options exercisable into a maximum of five percent of the Shares of Beneficial Interest, on a fully diluted basis.

         The Plan also required that the Trust obtain a $10,000,000 working capital line of credit (Credit Facility) to which the Senior Lender Group agreed to subordinate. The Credit Facility, which is collateralized by certain of the Trust's real property, was obtained prior to the Effective Date.

         Capital Structure

         The Trust's obligation of approximately $80,000,000 to the Senior Lender Group was satisfied in the Plan by the issuance to the Senior Lender Group of the following securities:

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Plan of Reorganization and Basis of Presentation, continued:

         (b) Redeemable Convertible Preferred Stock in the face amount of $22,500,000 which carries a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998, by means of additional shares of Redeemable Convertible Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Redeemable Convertible Preferred Stock automatically converts into Shares of Beneficial Interest pursuant to an established formula if any dividend payment is not made in full when due. If all dividends were paid in kind through October 1, 1998, no other Shares of Beneficial Interest were issued and the Redeemable Convertible Preferred Stock were converted to Shares of Beneficial Interest on October 1, 1998, the Senior Lender Group would, on account of that conversion, acquire 77% of the total Shares of Beneficial Interest outstanding after the conversion bringing their total holdings to 89%.

         The Redeemable Convertible Preferred Stock is redeemable in cash (total redemption amount of $24,822,000 and $23,032,000 at September 30, 1995 and December 31, 1994, respectively) on October 1, 2000, but in certain circumstances, including the sale of all or substantially all the assets of Peregrine, may be redeemed earlier.

         The Redeemable Convertible Preferred Stock has been recorded at a discount to its face amount, which face amounts are $24,822,000 and $23,032,000 at September 30, 1995 and December 31, 1994, respectively, based on an imputed rate of return of 12%.

         (c) Shares of Beneficial Interest equal to approximately 52% of the total outstanding Shares of Beneficial Interest.

                              Basis of Presentation

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 1995 are not necessarily indicative of the results to be obtained for the full fiscal year and are not comparable to the results for the interim period ended September 30, 1994 due to the implementation of fresh start accounting, as discussed below. These financial statements should be read in

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Plan of Reorganization and Basis of Presentation, continued:

         conjunction with the December 31, 1994 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust Transition Report on Form 10-K.

         The accompanying unaudited consolidated financial statements of The Peregrine Real Estate Trust include the accounts of the Trust and its majority-owned subsidiary, California Real Estate Investment Trust (CalREIT), a real estate investment trust in which the Trust owns a 76% interest.

                             Fresh Start Accounting

         In accounting for the effects of the reorganization, the Trust implemented Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Fresh start accounting, as defined by SOP 90-7, is applicable because pre-reorganization shareholders received less than 50% of the Trust's new Shares of Beneficial Interest and the reorganization value of the assets of the reorganized Trust was less than the total of all post-petition liabilities and allowed claims.

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

                                Reclassifications

         Certain reclassifications have been made in the presentation of the 1994 financial statements to conform to the 1995 presentation.

2.       Income Taxes:

         In 1977, the Trust elected to be and was taxed as a real estate investment trust (REIT) through the year ended September 30, 1992. A REIT is not taxed on that portion of its taxable income, which is distributed to shareholders, provided that at least 95% of its real estate investment trust taxable income is distributed and subject to certain other requirements.

         During the year ended September 30, 1993, the Trust did not qualify to be taxed as a REIT. The termination of its REIT status was effective as of October 1, 1992. The Trust may not be eligible to re-elect to be taxed as a REIT prior to its fifth taxable year ended after September 30, 1993.

         At December 31, 1994, the Trust had tax net operating loss carryforwards (NOL) which may be applied against future taxable income of $70,866,000 (Federal) and $44,186,000 (California). Pursuant to the Plan, debt in the amount of $14,395,000 was forgiven. In addition, the Plan resulted in an ownership change under the Internal Revenue Code. Because of the forgiveness of debt and the ownership change arising under the Plan, the Federal and California NOL's to be applied against future taxable income will be reduced to $56,200,000 and $21,200,000, respectively.

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

                         THE PEREGRINE REAL ESTATE TRUST

                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

3.       Related-Party Transactions:

         The Trust and CalREIT are both self-administered. However, they share certain costs, including personnel costs, for which CalREIT reimburses the Trust pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable) that is negotiated annually. During the nine months ended September 30, 1995, reimbursable costs charged to CalREIT by the Trust approximated $319,000. This amount was offset against $202,000 (net of valuation allowance of $141,000) which was due to CalREIT at December 31, 1994.

         At September 30, 1995, the Trust had $32,000 due from CalREIT.

4.       Cash Flow Information:

         Cash paid for interest during the periods reported was as follows:

                               For the Three Months Ended          For the Nine Months Ended
                                      September 30,                      September 30,
                                  1995              1994            1995               1994
                                  ----              ----            ----               ----

              Interest        $ 1,334,000        $ 890,000      $ 3,244,000        $ 4,171,000
                               ==========          =======       ==========          =========


5.       Per Share Data:

         Per share data for the nine months ended September 30, 1995 and September 30, 1994 is based on the weighted average number of shares of beneficial interest, 4,884,000 and 25,093,000, respectively, outstanding during each period.

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

         Funds From Operations and Funds Available for Distribution for the three months and nine months ended September 30, 1995 and 1994 are summarized as follows:

    Calculation of Funds From Operations and Funds Available for Distribution
                             (Dollars in thousands)

                                        For the Three Months Ended                  For the Nine Months Ended
                                               September 30,                               September 30,
                                       1995                   1994                  1995                   1994
                               ---------------------  --------------------  ---------------------  --------------------
                               (Post-Reorganization)  (Pre-Reorganization)  (Post-Reorganization)  (Pre-Reorganization)
(Loss) before reorganization
  items, gain (loss) on
  foreclosure or sale of
  investments, extraordinary
  item and minority interest         $(1,531)              $(5,147)                 $(3,438)               $(9,928)

Depreciation and amortization            951                 1,246                    2,786                  3,604
                                     -------               -------                  -------                -------

  Funds used by operations              (580)               (3,901)                    (652)                (6,324)

Capital improvements                    (399)                 (516)                  (1,217)                (1,078)

Loan principal payments                  (21)                   35                   (1,002)(1)               (133)
                                     -------               -------                  -------                -------

  Funds available for
    distribution                     $    --               $    --                  $    --                $    --
                                     =======               =======                  =======                =======

         (1) This amount includes only regular principal payments and exclude the Fulton Square loan payoff of $340,000 which was made in May 1995 from available cash reserves.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

7.       (Loss) Gain on Foreclosure or Sale of Investments:

         Components of the (loss) gain on foreclosure or sale of investments for the three and nine months ended September 30, 1995 were as follows:


                                                     Three months ended      Nine months ended
         Component                                   September 30, 1995     September 30, 1995
         ---------                                   ------------------     ------------------
         Sale of Milpitas property                           $  --                $(508,000)
         Foreclosure of 425 University                          --                  (73,000)
         Sale of Northridge                                     --                   81,000
         Sale of Florin-Perkins lots                            --                  (72,000)
         Income recognized from principal
            collection on JCL note                              --                   66,000
                                                             -----                ---------

                                                             $  --                $(506,000)
                                                             =====                =========


8.       Extraordinary item:

         Extraordinary item for three months and nine months ended September 30, 1995 of $258,000 and $652,000, respectively, resulted from extinguishment of certain debt payable to outside parties resulting from Chapter 11 proceedings.

------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

------------------------------------------------------------------------------

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing in the Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Trust.

During the quarter and nine months ended September 30, 1995, management of the Trust concentrated on improving property operations while simultaneously exploring alternative operating strategies for the future. In the near term, the immediate priority has been to meet the Trust's present and medium term debt obligations. To accomplish this objective, emphasis has been placed on maximizing the income stream from the properties by stabilizing the rent rolls and the disposition of certain assets.

Management of the Trust also continues to explore alternative longer term strategies to maximize shareholder value, including analysis of current and expected property valuations, regional and industry market trends and potential long-term growth opportunities in single and multi-tenant buildings, retail centers and hotel properties. In addition, during this quarter and nine months ended September 30, 1995, the Trust has continued to analyze operating, disposition and other strategies relating to its 76% ownership interest in California Real Estate Investment Trust (CalREIT). This assessment of long term strategies, which is expected to continue through the fourth quarter of 1995, includes alternatives relating to the Trust's approximately $42,900,000 in long-term secured debt (the Senior Debt) to the Senior Lender Group (a lender group comprised of Prudential Insurance Company of America, the Pacific Mutual Life Insurance Company, ORIX USA Corp. and TCW, for which Prudential acts as agent), as well as approximately $45,000,000 in first mortgage debt which requires servicing. The note to the Senior Lender Group will accrue interest in kind through September 1996 and and will require cash interest payments of approximately $4,000,000 per year commencing October 1996. Approximately $24,800,000 at face value in Redeemable Convertible Preferred Stock also held by the Senior Lender Group will accrue dividends in kind through September 1998 and will require cash dividend payments of approximately $3,300,000 per year commencing in October 1998.

Results of Operations

Net Loss for the three months and nine months ended September 30, 1995 was ($1,296,000) and ($3,384,000), respectively.

Total Revenues for the three months and nine months ended September 30, 1995 were $6,618,000 and $20,740,000, respectively: $2,934,000 and $9,635,000, or
44% and 47%, respectively, of total revenues were earned from rent; $3,222,000 and $9,740,000, or 49% and 47%, respectively, were hotel revenue.

Total Expenses for the three months and nine months ended September 30, 1995 were $8,149,000 and $24,178,000, respectively: $2,822,000 and $8,072,000, or
35% and 33%, respectively, of the total were attributable to hotel operating expenses; $2,149,000 and $6,381,000, or 26%, were attributable to interest expense; and $1,169,000 and $3,9230,00 or 14% and 16%, respectively, were attributable to property operating and property management expenses. The remaining expenses were depreciation and amortization and general and administrative.

The Trust believes that to facilitate a clear understanding of the operating results of the Trust, Funds From (Used By) Operations should be examined in conjunction with net income (loss). Funds From Operations is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. Funds From Operations should not be considered as a substitute for net income, as an indication of the Trust's performance or as a substitute for cash flow as a measure of its liquidity. Funds Used By Operations for the three months and nine months ended September 30, 1995 were ($580,000) and ($652,000), respectively.

Because the three months and nine months ended September 30, 1995 are not comparable to the three months and nine months ended September 30, 1994 due to fresh start accounting, no comparison has been made in the results of operations between the periods.

At December 31, 1994 and September 30, 1995, overall weighted occupancy levels by class of property were as follows:

                                                                 Overall Occupancy
Property Type                                                 12/31/94        9/30/95
-------------                                                 --------        -------
Shopping Centers                                                88%             85%
Office Buildings                                                80%             59%
Industrial Buildings                                            38%             71%
Medical Buildings                                               63%             42%
Mini Storage Facilities                                         90%             93%
CalREIT Commercial Properties                                   85%             89%
Hotels (including CalREIT hotel)                                54%             57%


The decline in occupancy at the Trust's office properties is directly attributable to the vacating of the 90,000 square foot System Integrators property. Without consideration of this property, the office portfolio remained 80% occupied as of September 30, 1995. The overall weighted average for the Trust's entire commercial property portfolio as of December 31, 1994 was 78% compared to 72% at the end of the third quarter 1995 again the result of the System Integrators property being vacated. Without consideration of the System Integrators property, the overall weighted average of the Trust's commercial property portfolio remained at 78% at the end of the third quarter 1995. The weighted average occupancy is calculated by multiplying the occupancy by its square footage and dividing by the total square footage in the portfolio.

The Trust expects in the coming months a decline in occupancy levels as a result of increasingly soft market conditions in the Sacramento metropolitan area where 15 of the Trust's 18 commercial properties are located. During the past four years, the California economy has experienced a recession and while recovery appears underway in some markets, Sacramento's economic recovery lags behind. The area continues to experience the adverse impact of on-going federal and reductions in spending and employment as well as ongoing defense industry cutbacks. The announced closing of McClellan Air Force Base in particular has had a negative effect on the Sacramento economy as it reacts to one of the area's largest employers shutting down.

During this same period, the Trust's portfolio of commercial properties as a whole has experienced modest increases in the portfolio's average rental rates per square foot despite the prevailing soft economic environment. The Trust believes that this is primarily the result of improving the leasability of properties through an accelerated improvement schedule plus the implementation of an aggressive program to collect delinquent rents and evict non-paying tenants while simultaneously re-leasing space to more stable tenants.

Systems Integrators, Inc. leased and occupied 100% of two Sacramento office buildings which totaled 90,000 square feet under leases that were scheduled to expire in April and May 1998. The tenant, having come under the protection of Chapter 11 this year, rejected its leases with the Trust for the entire 90,000 square feet, vacated the space and ceased paying rent effective May 31, 1995. Under the original leases, the space produced gross rents of approximately $75,000 per month. Property operating expenses of the Trust approximated $3,300 per month. Accordingly, the Trust and the Lender agreed to modify the notes to provide that one-half of the interest accruing under them from June 1, 1995 through June 30, 1996 shall be deferred until July 1, 1996, at which time it will be added to the principal. The deferred interest will be non-recourse to the Trust. Although the Trust has been attempting to re-lease this space for some time, no assurance can be given as to when new leases will be signed for the subject space. The Trust does, however, hold a contract for the sale of one of the buildings, a transaction expected to close in the fourth quarter of this year.

Indications are that a major tenant in the Regency Plaza Shopping Center in the Sacramento metropolitan area is experiencing operating difficulties and may cease doing business in the next 60 to 120 days. The tenant occupies 29,650 square feet of space or 21% of the net leasable space at the center and generates approximately $216,000, or 16% of the center's annual rental revenue. The Trust is attempting to find a replacement tenant for the space in the event that it becomes vacant.

Throughout the third quarter, substantial attention has been directed at the Trust's four directly-owned hotel properties. Capital improvement requirements have been identified and the budgeting process for the hotels is underway. It is estimated that redeveloping the four hotels to bring them in line with required Holiday Inn standards and to retain the Holiday Inn flags will cost an estimated $6,500,000 to $7,000,000. The search for financing to complete the required improvements has commenced. Holiday Inn has signed a license agreement with the Trust for the Park Terrace Inn in Redding, California under the condition that major improvements are completed before July 1, 1996.

During the quarter and nine months ended September 30, 1995, the Trust sold the Woodland Medical Building in Milpitas, California and a parcel of land in Southern California. The net loss recognized from the sale of these properties was ($427,000).

Liquidity and Capital Resources

The Trust's unrestricted cash totaled $4,470,000 at September 30, 1995, down from $5,366,000 at December 31, 1994.

During the remainder of 1995, the Trust anticipates that is principal sources of funds will be provided by operating income and by a revolving line of credit in the maximum amount of $10,000,000 (Line of Credit), which bears interest at 2.25% over prime. It is collateralized by a first lien on certain of the Trust's properties. At September 30, 1995, $4,462,000 was outstanding under the Line of Credit. Pursuant to the Senior Debt agreements, with respect to the Restructured Notes Payable (notes in the original principal amount of $40,000,000 due the Senior Lender Group which bear interest at 8.5% per annum and which are due on October 1, 2000; and which are collateralized generally by all interests of the Trust in real and personal property and subordinated only to certain liens which are specified in the Plan) and the Line of Credit, the Trust is generally not permitted to incur or assume additional indebtedness other than trade payables and certain lease expenses without the consent of the Senior Lender Group and the Line of Credit lenders unless specified conditions are met.

The Trust anticipates it will be able to meet its debt service obligations through the next twelve months. However, the Trust has not yet identified sources for the $6,500,000 to $7,000,000 required capital improvements at its hotel properties. Without capital improvements, the hotel properties will not be competitive and will lose their Holiday Inn licenses. The resulting decline in occupancy and room rental rates would have a material adverse impact on the Trust's overall financial performance. The Trust is exploring financing alternatives with banks, savings and loan institutions and other traditional lenders. Through GIAC, Holiday Inn's own corporate financing arm, the Trust has applied for a portion of the redevelopment funds it requires. However, it is likely the Trust will be allocated only a fraction of the requested funds. The Trust has also approached several mortgage bankers to explore alternative sources of funding. The Trust may also apply for an increase in its Line of Credit, although the amount likely to be approved would fund only a portion of improvements required at the hotels. The Trust has also explored joint-venturing the redevelopment of its hotels with prospective joint-venture partners including the hotel management companies now managing the hotels as well as with CalREIT. Approval of the Senior Lender Group is expected to be a condition to obtain financing for the redevelopment of the hotels and there is no assurance such approval, if requested, will be granted.

The Trust's cash outflows for the nine months ended September 30, 1995 totaled ($896,000), comprising cash used in operations of ($189,000), cash provided by investing activities of $461,000 and cash used in financing activities of ($1,168,000). At September 30, 1995, the Trust had included $2,000,000 in accrued expenses now pending before the bankruptcy court relating to the settlement of fee applications from professional firms. The total amount sought from the Trust under those applications is $3.5 million. It is unknown at this time when the fee disputes will be resolved.

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

                                       THE PEREGRINE REAL ESTATE TRUST

November 14, 1995                      ------------------------------
       Date                            Frank A. Morrow
                                       President and Chief Executive Officer

November 14, 1995                      ------------------------------
       Date                            Arnold E. Brown
                                       Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                                 Description


27                         Financial Data Schedule.