Form 10-K405
period 1995-12-31
PEREGRINE REAL ESTATE TRUST
filed 1996-04-15
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the fiscal year ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
         For the Transition period from ________________________

Commission File Number 0-9097

                         THE PEREGRINE REAL ESTATE TRUST
             (Exact Name of Registrant as Specified in its Charter)

                CALIFORNIA                                      94-2255677
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                        Identification No.)

1300 ETHAN WAY, SUITE 200, SACRAMENTO, CALIFORNIA                 95825
           (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code:           (916) 929-8244


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of Each Class
                      Common Shares of Beneficial Interest

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

                                              Sequential Page:   01 of
                                              Exhibit Index:     Page

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                      [ X ]

                                  MARKET VALUE

There is no active trading market for the Trust's Common Shares of Beneficial Interest.

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

Yes  X     No
    ---       ---
                               OUTSTANDING SHARES

As of March 31, 1996, there were 4,881,055 outstanding Common Shares of Beneficial Interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Trust's Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed within 120 days after the end of registrant's fiscal year ended December 31, 1995 (the "Proxy Statement") are incorporated by reference into Part III of this report.

- -------------------------------------------------------------------------------

                         THE PEREGRINE REAL ESTATE TRUST

===============================================================================

PART I                                                                                               PAGE

- ---------------------------------------------------------------------------------------------------------

Item 1.           Business                                                                            1-7
Item 2.           Properties                                                                          8-9
Item 3.           Legal Proceedings                                                                    10
Item 4.           Submission of Matters to a Vote of Security Holders                                  10
- ---------------------------------------------------------------------------------------------------------

PART II

- ---------------------------------------------------------------------------------------------------------

Item 5.           Market for Registrant's Common Equity and Related
                           Security Holder Matters                                                     11
Item 6.           Selected Financial Data                                                              12
Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                    12-21
Item 8.           Financial Statements and Supplementary Data                                       22-56
Item 9.           Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                                    22

- ---------------------------------------------------------------------------------------------------------

PART III

- ---------------------------------------------------------------------------------------------------------

Item 10.          Trustees and Executive Officers of the Registrant                                    57
Item 11.          Executive Compensation                                                               57
Item 12.          Security Ownership of Certain Beneficial Owners and Management                       57
Item 13.          Certain Relationships and Related Transactions                                       57
- ---------------------------------------------------------------------------------------------------------

PART IV

- ---------------------------------------------------------------------------------------------------------

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                      58
- ---------------------------------------------------------------------------------------------------------



                                       (i)

                                     PART I

Item 1.                    Business

(a)      Introduction

         The Peregrine Real Estate Trust (the "Trust" or "Peregrine") is a California business trust headquartered in Sacramento, California. As of December 31, 1995, the Trust's assets included twenty-two commercial properties located primarily in the Sacramento area; four parcels of land located in the Sacramento area; five hotel properties located throughout California; and twelve mortgage notes secured by real property. This group of assets includes those represented by the Trust's 76% ownership interest in the California Real Estate Investment Trust ("CalREIT").

         The Peregrine Real Estate Trust emerged from bankruptcy under a Plan of Reorganization in October 1994. As such, 1995 represents Peregrine's first full year of operations since the application of "fresh start" accounting upon the Trust's emergence from bankruptcy on October 7, 1994.

(b)      Background

Chapter 11 Proceedings. On August 2, 1993, Commonwealth Equity Trust ("CET") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11.

Plan of Reorganization. On June 9, 1994, The Peregrine Real Estate Trust, formerly Commonwealth Equity Trust; a lender group including the Prudential Insurance Company of America, the Pacific Mutual Life Insurance Company, Orix USA Corp. and TCW ( the "Senior Lender Group"); the Official Committee of Holders of Equity Interests; and the Official Committee of Creditors Holding Unsecured Claims filed with the Bankruptcy Court the Third Amended Plan of Reorganization (the "Plan") which was confirmed as modified on August 8, 1994.

         The Effective Date of the Plan (the date on which the Trust emerged from bankruptcy) was October 7, 1994. The Trust is under the jurisdiction of the U.S. Bankruptcy Court until entry of a final decree, an event expected to occur in 1996.

         The Plan provided for inter alia: (a) the restructuring of virtually all of the Trust's secured and unsecured debt; (b) the reduction in the number of Shares of Beneficial Interest held by current shareholders from approximately 25,100,000 (old) CET shares to approximately 2,334,000 (new)

Peregrine shares (effectively a reverse stock split); and the issuance of approximately 2,550,000 new Shares of Beneficial Interest plus a new class of Redeemable Convertible Preferred Shares of the Trust to the Senior Lender Group. As of the Effective Date, the Senior Lender Group became the owner of a majority of the new Shares of Beneficial Interest and all of the new Redeemable Convertible Preferred Shares. The Senior Lender Group also received Restructured Secured Notes in the aggregate original principal amount of $40,000,000.

         The Plan also required that the Trust obtain a $10,000,000 working capital line of credit (the "Line of Credit" or "Credit Facility") to which the Senior Lender Group agreed to subordinate. The Line of Credit, which is secured by certain of the Trust's real property, was obtained prior to the Effective Date.

Capital Structure. The Trust's obligation of approximately $80,000,000 to the Senior Lender Group was satisfied in the Plan by the issuance to the Senior Lender Group of the following securities:

(i) Restructured Notes Payable in the amount of $40,000,000 which bear interest at 8.5% per annum and which are due on October 1, 2000. Interest is payable in kind through September 30, 1996 by means of Interest Deferral Notes issued quarterly; thereafter, interest is payable monthly in cash.

         The Interest Deferral Notes accrue interest at 8.5% per annum from the date of issuance. Interest payments, both on principal and the deferred interest, accrue through September 30, 1996 and are payable monthly in cash commencing on November 1, 1996.

         Restructured Notes Payable and Interest Deferral Notes (collectively the "Notes" or "Senior Debt") are collateralized, generally by all interests of the Trust in real and personal property and are subordinated only to certain liens which are specified in the Plan. The Notes contain certain covenants and restrictions including the prepayment of principal in the amount of 80% of any net proceeds the Trust receives from the sale of the collateral for the Notes and from other specified sources.

(ii) Redeemable Convertible Preferred Stock (the "Preferred Shares" or "Preferred Stock") in the face amount of $22,500,000 represented by 11,250,000 preferred shares which carry a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998, by means of additional shares of Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Preferred Stock automatically converts into Shares of Beneficial Interest pursuant to an established formula if any dividend payment is not made in full when due. If all dividends were paid in kind through October 1, 1998 and no additional Shares of Beneficial Interest were issued, and the Redeemable Convertible Preferred Stock converted to Shares of Beneficial Interest on October 1, 1998, the Senior Lender Group would, as a result of that conversion, acquire 77% of the total number of Shares of Beneficial Interest outstanding, thereby bringing its total holdings to approximately 89%.

         The Redeemable Convertible Preferred Stock is redeemable in cash on October 1, 2000, however it may be redeemed earlier under certain circumstances including the sale of all or substantially all the assets of Peregrine.

(iii) Shares of Beneficial Interest (the "Common Shares" or "Common Stock") equal to approximately 52% of the total outstanding Common Stock represented by 2,550,001 shares. Subsequently, pursuant to the Plan, old CET shares that remained unexchanged as of October 7, 1995, were converted to new Peregrine shares and redistributed among Peregrine shareholders-of-record at year end. As a result, as of March 31, 1996, the Senior Lender Group owned directly or indirectly 2,560,582 Common Shares.

Line of Credit. Pursuant to the Plan, a Line of Credit in the maximum amount of $10,000,000 was arranged. The Line of Credit is collateralized by a first lien on certain of the Trust's properties. It is a revolving line and bears interest at 2.25% over the prime rate defined in the Agreement. The Line of Credit matures on October 7, 1997.

Organization. Peregrine is governed by a Restated Declaration of Trust dated October 7, 1994. The Restated Declaration of Trust gives the Board of Trustees the power to borrow money on behalf of the Trust; to make loans to other persons; to invest in the securities of other issuers under certain circumstances; to make investments in property; to purchase outstanding shares of the Trust for such consideration as they deem advisable; to issue an annual report to shareholders; to issue debt securities; to allocate investments between direct and indirect ownership and to exercise other powers in connection with the Trust's operations. The Trustees can also make decisions regarding investment and sales activities without the prior approval of shareholders.

         CET's status as a qualified REIT was terminated as of the beginning of its fiscal year ended September 30, 1993. Unless Peregrine seeks and is granted a waiver from the Internal Revenue Service, it may not obtain REIT status prior to its fifth taxable year ended after September 30, 1993.

Transition Period. For purposes of this report, the Transition Period is defined as the Period from October 7, 1994, the Effective Date of the Plan, through December 31, 1994.

(c)      Business of Peregrine in 1995

Overview. During 1995, Peregrine owned and operated a portfolio of investments that included real property, mortgage notes, and a 76% interest in CalREIT. See
Item 2 of this report for information regarding the Trust's properties.

Property Portfolio. During 1995, Peregrine sold the following properties:
Woodland Medical Building in Milpitas, California; unimproved acreage in Northridge, California; and one of two buildings formerly occupied by Systems Integrators Inc. in Sacramento, California. Subsequently, during the first quarter of 1996, the Sierra Oaks Shopping Center in Sacramento was approved for sale and CalREIT completed its sale of the Redfield Commerce Center in Scottsdale, Arizona. Also, during the first quarter, CalREIT transferred ownership of its Casa Grande Motor Inn in

Arroyo Grande, California to the lender. Despite significant improvements in operations under a third-party hotel management company, the Casa Grande Motor Inn's current and projected financial performance was insufficient to cover its debt service requirements. CalREIT suspended debt service payments and contacted the lender on the property with a proposal to renegotiate the debt structure. This proposal was rejected and in February of 1996, the Casa Grande Motor Inn was returned to the lender through foreclosure.

         At the end of 1995, Peregrine directly-owned four hotels in California and eighteen commercial properties, located primarily in Sacramento. The commercial property portfolio included six light industrial properties, two mini-storage facilities, five suburban office buildings, and five shopping centers encompassing approximately 1,079,000 net rentable square feet in total. CalREIT, at the end of 1995, directly owned one hotel property and four commercial properties encompassing in total approximately 272,000 net rentable square feet.

         At the beginning of 1995, after recently emerging from bankruptcy, the majority of the Trust's properties were in poor physical and operating condition. During 1995, efforts were made to collect delinquent rents, evict non-paying tenants, control property expenses and to complete repairs and deferred maintenance. A contract was executed with United Property Services, Inc. ("UPSI"), a professional property management and leasing firm, to provide property and asset management services for the Trust's retail, office and light industrial properties. The weighted average occupancy for the Trust's commercial property portfolio at the end of 1995 was approximately 76%.

         In 1995, the Trust signed contracts with three hotel management companies to operate its four directly-owned hotels located in Chico, Sacramento, Redding and Walnut Creek, California. These hotel management companies currently employ and oversee all staffing, operations and union negotiations at the hotels which have an aggregate 715 guestrooms. In late 1995, the Park Terrace Inn was closed for renovation work. The weighted average occupancy for the Trust's three other Holiday Inns, which were open and operating throughout 1995, was 65% at the end of 1995.

         The Sacramento metropolitan area, where the majority of the Trust's properties are located, continued to experience increasingly soft market conditions in 1995. Occupancy levels and achievable rental rates are expected to further decline as the area experiences the adverse impact of ongoing federal and state reductions in spending and employment as well as defense industry cutbacks. The announced closing of McClellan Air Force Base in particular had a negative effect on the Sacramento economy as the community reacted to one of the nation's largest employers down sizing.

         At December 31, 1995, the book value for the Trust's commercial and hotel property portfolio was $94,500,000 of which $77,285,000 was represented by Peregrine's directly-owned properties and $17,215,000 by CalREIT's five properties. On that date, these properties were encumbered by $41,790,000 of indebtedness (other then the Senior Lender Group debt and the Credit Facility).

Mortgage Note Portfolio. At the beginning of 1995, the Trust had twelve notes (including seven held by CalREIT) in its mortgage note portfolio. As of year end, three notes had been retired and one added (at the time of the sale of the Woodland Medical Building). The majority of the Trust's notes originated from property dispositions prior to 1995 and represent first and second mortgages collateralized by real property located on the West Coast. At the end of 1995, the book value of the Trust's twelve mortgage note portfolio totaled $14,627,000, of which $4,125,000 was represented by Peregrine's note portfolio and $10,502,000 by the seven notes held by CalREIT. At such time, $1,200,000 (net of valuation allowance of $180,000) due Peregrine was delinquent, and $1,575,000 (net of valuation allowance of $496,000) due CalREIT was delinquent.

CalREIT. Peregrine owns 6,959,593 or 76% of the outstanding 9,156,970 shares of CalREIT. At year end, CalREIT was 25% leveraged, reflecting outstanding mortgage debt obligations of $8,335,000. CalREIT has approximately 1,960 shareholders-of-record; its shares are traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol CT. As of year-end 1995, the book value of CalREIT's assets totaled $33,532,000, of which approximately $25,484,000 reflects Peregrine's ownership interest in the assets on an unconsolidated basis. During 1995, CalREIT shares traded between $1.24 and $1.50, up to 54% below the book value of $2.72 per share on December 31, 1995.

         During 1995, CalREIT began to monetize its assets in order to facilitate its corporate strategy. As described above, by the end of the first quarter 1996, CalREIT had disposed of its hotel and sold one light industrial property. Monetization of a substantial portion of CalREIT's assets is expected to be completed by the third quarter of 1996.

1995 Financial Overview. Total revenues for the Trust in 1995 were $27,077,000 and total expenses $32,365,000. The net loss for the Trust in 1995 was ($14,733,000) or ($3.02) per share.

         The Trust ended the year with $5,079,000 in cash, of which $4,778,000 was held by CalREIT and $301,000 by Peregrine. In addition, funds available to the Trust through its Line of Credit totaled $4,474,000 at December 31, 1995.

         As of December 31, 1995, the Trust's tax loss carryforward totaled approximately $72,796,000 for federal and $31,888,000 for California.

         At year end, the Trust was 95% leveraged reflecting outstanding long-term debt and Redeemable Convertible Preferred Stock obligations totaling $115,064,000. In 1995, the Trust paid $4,472,000 in interest on its long-term first mortgage notes. Total debt obligation on these notes at December 31, 1995 was $42,703,000. In addition, throughout the year, in accordance with the Plan of Reorganization, the Trust serviced the Notes held by the Senior Lender Group through payments in-kind, i.e. additional Notes, totaling $3,596,000. At year end, the total obligation on the Notes held by the Senior Lender Group was $43,441,000.

         In accordance with the Plan, dividends on the Senior Lender Group's Redeemable Convertible Preferred Stock were paid in-kind throughout 1995. During the year, dividends of

$2,425,000 were paid in-kind through the issuance of an additional 1,212,000 Preferred Shares, bringing the total number of Preferred Shares held by the Senior Lender Group to 12,728,000 as of December 31, 1995.

         A more detailed discussion of the Trust's financial performance, results of operations and alternative going-forward operating strategies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(d)      Management of the Trust's Investments

         Peregrine is a self-administered real estate trust. The interim Chief Executive Officer of the Trust is John McMahan, Chairman of the Board of Trustees, replacing Frank A. Morrow who was replaced as Chief Executive Officer of Peregrine on January 18, 1996, and who subsequently resigned as a Trustee of Peregrine on February 1, 1996. Mr. Morrow continues to serve as the Chairman of the Board of Trustees and Chief Executive Officer of CalREIT. Arnold Brown, Peregrine's former Chief Financial Officer, whose contract was not renewed in September 1995, also continues to serve as a Trustee of CalREIT.

         All management services are provided by employees of the Trust, professional property management companies or independent contractors. As of December 31, 1995, the Trust had ten employees. Management services for CalREIT are additionally provided by the employees of Peregrine. The Trust receives a reimbursement of costs pursuant to a cost-allocation agreement for providing these services. As discussed above, during 1995, agreements were signed with three unaffiliated hotel management companies to provide professional hotel management services at the Trust's hotel properties. UPSI continued to manage the Trust's commercial properties.

(e)     Executive Officers of the Registrant

         The Executive Officers of The Peregrine Real Estate Trust are listed below:


        Name                                Age                   Office
        ----                                ---                   ------

        John McMahan                        58                    Chairman of the Board and Interim CEO
        John F. Salmon                      50                    Trustee and Secretary


The principal business experience and affiliations of the Executive Officers are as follows:

John McMahan, Chairman of the Board and Interim Chief Executive Officer. Mr. McMahan is President of The McMahan Group, a San Francisco-based real estate management consulting firm founded in 1994. Mr. McMahan has also served as the Chief Executive Officer of Mellon/McMahan Real Estate Advisors, Inc. which grew into one of the country's largest real estate investment advisors. He is a faculty member at the Haas Graduate School of Business at the University of California at Berkeley. Mr. McMahan has published many articles on real estate investment and has been active in several national real estate organizations including the National

Association of Real Estate Investment Trusts. Mr. McMahan graduated from the University of Southern California and received an MBA degree in 1961 from the Harvard Graduate School of Business. He serves on the boards of California Real Estate Investment Trust and BRE Properties, Inc., and has served as a past chairman of the National Association of Real Estate Investment Managers.

John F. Salmon, Trustee and Secretary. Mr. Salmon is a San Francisco-based commercial real estate consultant. Beginning in 1989, he served in Sacramento for five years as Director of the Governor's Office of Asset Management of the State of California. While in that position, he established procedures for reviewing the state's sizable real estate holdings, developed real property operating and disposition proposals for the Administration and the Legislature, redirected the state's office leasing policies and counseled state government agencies on institutional facility and asset management strategies. Prior to joining the Governor's Office, Mr. Salmon was the Vice President, Property Development and Sales of Santa Fe Pacific Realty Corporation (now Catellus Development Corporation) in San Francisco. There he managed the land planning, building development and property disposition activities of the company's three million acre, 18-state real estate portfolio. Mr. Salmon graduated from the University of Notre Dame in 1967 with a BBA degree in Accounting and received a JD degree from the University of Illinois in 1971.

(f)     Uninsured Losses from Seismic Activity

        All of the Trust's properties are located in areas that are subject to earthquake activity. The Trust's insurance policies for these properties cover losses from fires after an earthquake, but they do not cover damage directly caused by earthquakes or other seismic activity. The Trust has not obtained earthquake insurance for these properties because it has been unavailable from insurers. In the event that uninsured losses resulting from earthquake or other seismic activity should occur, the Trust could lose its capital invested in the affected property, as well as the anticipated future revenues from such property and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the business of Peregrine and its financial condition and results of operations.

 (g)     Potential Environmental Risks

         Investments in real property create a potential for environmental liability on the part of the owner of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any of the company's properties, the owner or operator of the property (including the company) may be held strictly liable for all costs and liabilities relating to such hazardous substances. The Trust currently carries no insurance for environmental liabilities.

ITEM 2:  PROPERTIES

The following table sets forth certain information relating to properties owned by Peregrine and Cal REIT at December 31, 1995. All of the properties are suitable for the purpose for which they are designed and are being used.
(* Denotes Cal REIT properties)


                                                                Date of        Ownership     Square       Total
                Direct Equity Investments                     Acquisition      Percentage     Feet       Cost (1)    Encumbrances(2)
                -------------------------                     -----------      ----------     ----       --------    ---------------


SHOPPING CENTERS:
     Regency Plaza, Sacramento, California                        5/85           100%       141,965    $12,354,000    $ 8,869,000
     University Village, Sacramento, California                  12/86           100%        82,882      8,077,000      7,732,000
     TGIF Sunrise Hills, Citrus Heights, California               1/87           100%         8,500      1,580,000           --
     *Fulton Square, Sacramento, California                       5/91            76%        35,493      3,618,000           --
     *Totem Square, Kirkland, Washington                         11/90            47%       125,793      9,400,000      4,334,000
     Sunrise Hills, Citrus Heights, California                    1/89           100%        81,499      6,005,000      4,336,000
     Sierra Oaks, Roseville, California                           1/89           100%        60,064      6,913,000      4,976,000

                                                                                                       -----------    -----------
Total Shopping Centers                                                                                  47,947,000     30,247,000
                                                                                                       -----------    -----------

OFFICE BUILDINGS:
     Timberlake, Sacramento, California                          12/86           100%        21,708      1,061,000        484,000
     16th and K Streets, Sacramento, California                   8/87           100%        39,753      3,236,000           --
     Town Center Garden Office Park, Long Beach, California      12/87           100%        92,681      4,795,000           --
     Hurley Ethan Office Park I, Sacramento, California           4/88           100%        36,612      2,479,000      1,322,000
     System Integrators Buildings, Sacramento, California         5/88           100%        45,000      1,968,000      2,380,000
     Hurley Ethan Office Park II, Sacramento, California          6/88           100%        39,027      2,535,000      2,408,000
     One Sunrise Park, Rancho Cordova, California                 8/83           100%        43,056      1,979,000           --

                                                                                                       -----------    -----------
Total Office Buildings                                                                                  18,053,000      6,594,000
                                                                                                       -----------    -----------

INDUSTRIAL BUILDINGS:
     11135 Trade Center Drive, Rancho Cordova, California         5/88           100%       144,332      2,868,000           --
     11167 Trade Center Drive, Rancho Cordova, California         5/88           100%        57,650      1,001,000           --
     Parkway Center, El Dorado Hills, California                  1/88           100%        45,332      1,530,000           --
     *Redfield Commerce Center, Scottsdale, Arizona               5/88            76%        27,910      1,573,000           --
     *515 S. Fair Oaks Avenue, Pasadena, California               7/88            76%        83,106      5,745,000           --
     Mallory Service Building, Walnut Creek, California          10/88           100%        21,752      1,010,000           --

                                                                                                       -----------    -----------
Total Industrial Buildings                                                                              13,727,000           --
                                                                                                       -----------    -----------

                                                             Date of         Ownership     Square        Total
                Direct Equity Investments                  Acquisition       Percentage     Feet        Cost (1)    Encumbrances (2)
                -------------------------                  -----------       ----------     ----        --------    ----------------


MINI-STORAGES:
     Burbank Mini-Warehouse, Santa Rosa, California            4/85            100%        72,200       1,517,000            --
     Downtown Mini Storage, Sacramento, California             3/88            100%        44,825       1,371,000            --

                                                                                                     ------------    ------------
Total Mini-Storages                                                                                     2,888,000            --
                                                                                                     ------------    ------------

LAND:
     Florin Perkins, Sacramento, California                    6/91            100%       368,480         182,000            --
                                                                                                     ------------    ------------
Total Land                                                                                                182,000            --
                                                                                                     ------------    ------------

HOTELS:
     Park Terrace Inn, Redding, California                     7/85            100%       111,310       3,558,000       1,860,000
     Chico Holiday Inn, Chico, California                      9/86            100%        87,000       6,951,000            --
     Sacramento Holiday Inn, Sacramento, California            9/86            100%       139,800      10,201,000            --
     Walnut Creek Holiday Inn, Walnut Creek, California        3/85            100%        78,470       3,480,000            --
     *Casa Grande Motor Inn, Arroyo Grande, California (3)     9/92             76%        64,200       6,477,000       3,089,000

                                                                                                     ------------    ------------
Total Hotels                                                                                           30,667,000       4,949,000
                                                                                                     ------------    ------------

                                                                                                     $113,464,000      41,790,000
                                                                                                     ============    ============


(1) Total cost, including reorganization values of Peregrine properties, before any reduction for valuation allowance related to investments and accumulated depreciation.

(2) All of the above properties are pledged as collateral, subject to existing liens, for the restructured debt.

(3)  Property was returned to the lender due to foreclosure in February 1996.

Item 3. Legal Proceedings

The shareholder lawsuits and other material litigation to which the Trust was a party prior to and during the bankruptcy proceedings were resolved and settled in connection with the Plan of Reorganization; however, claims against the Trust for payment of approximately $4,500,000 in fees for professional services rendered during the bankruptcy proceedings remain pending before the Bankruptcy Court. In March 1996, certain claimants submitted a motion with the Court requesting that the Trust be required to reserve and segregate money for the payment of such fees. As of the date of this report, this motion is still pending. Resolution of the claims for professional fees, expected in 1996, could have an adverse effect on the financial condition of the Trust. The Trust is also party to ordinary routine litigation incidental to its business, none of which is deemed to be material.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during 1995.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

Market

The Trust's Common stock has traded on the Over-The-Counter Bulletin Board market system under the symbol PGRNS since the Trust emerged from bankruptcy and the issuance of new Peregrine certificates was completed. There was no active trading market for the Trust's shares during the first quarter of 1995. The following table sets forth the high and low closing quotations for the stock during the past three quarters as reported by One Source Information Services Inc. The prices do not necessarily represent actual transactions.

                          1995                      High              Low
                          ----                      ----              ---


                  First Quarter                       N/A               N/A
                  Second Quarter                   $ 1.50            $ 1.00
                  Third Quarter                      1.00             0.625
                  Fourth Quarter                    0.625             0.125


Holders

As of March 31, 1996, there were approximately 17,800 shareholders-of-record of the Trust's Common Stock.

Dividends

The Trust made no cash distributions in 1995.

Item 6. Selected Financial Data

The following represents selected financial data for The Peregrine Real Estate Trust for the year ended December 31, 1995, the Transition Period and the years ended September 30, 1994, 1993, and 1992. The data should be read in conjunction with other financial statements and related notes included elsewhere herein. Numbers below are shown in the thousands except for per share data.


                                                                                    Commonwealth Equity Trust
                                                                           ----------------------------------------------

                                        Year Ended                         Year Ended        Year Ended      Year Ended
                                       December 31,       Transition      September 30,     September 30,   September 30,
                                           1995             Period           1994              1993            1992
                                           ----             ------           ----              ----            ----

Operating results:
  Revenue(1)                             $  26,893        $   6,806        $  32,858        $  19,585        $  31,925
  Net Loss(2)                              (14,733)          (1,338)         (23,000)         (71,997)         (56,718)

Per share of beneficial interest:
  Net Loss                               $   (3.02)       $   (0.27)       $   (0.92)       $   (2.87)       $   (2.26)

Financial Position:
  Total Assets                           $ 121,793        $ 142,121        $ 140,186        $ 169,213        $ 280,010
  Long-term Obligations                     91,670           93,615          122,963          140,173          180,171




(1) Includes net (losses) gains from foreclosure or sale of investments of ($184), $12, $688, ($7,130) and $539 for the year ended December 31, 1995, the
Transition Period, and the years ended September 30, 1994, 1993, and 1992, respectively.

(2) Includes valuation losses of $9,526, $119, $3,413, $53,089 and $48,130 for the year ended December 31, 1995, the Transition Period, and the years ended September 30, 1994, 1993 and 1992, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in the Form 10-K. The Trust adopted "fresh start" accounting rules as of the beginning of the Transition Period (October 7 through December 31, 1994). Results during 1995 and the Transition Period serve as benchmark data for all future comparisons but are not comparable to prior periods. In addition, unless otherwise noted, operating and financial results are reported for Peregrine and its subsidiary CalREIT on a consolidated basis.

Overview

During the twelve months ended December 31, 1995, management of the Trust concentrated on improving property operations while simultaneously exploring alternative operating strategies for the future. In the near term, the immediate priority has been to meet the Trust's present and medium term debt obligations. To accomplish this objective, emphasis has been placed on maximizing the income stream from the properties by stabilizing the rent rolls and through disposition of certain assets.

Management of the Trust also continues to explore alternative longer term strategies to maximize shareholder value, including analysis of current and expected property valuations, regional and industry market trends and potential long-term growth opportunities in single and multi-tenant buildings, retail centers and hotel properties. In addition, during the past year, the Trust has continued to analyze operating, disposition and other strategies relating to its 76% ownership interest in California Real Estate Investment Trust. This assessment of long-term strategies, which is expected to continue through 1996, includes alternatives relating to the Trust's $43,441,000 in long-term secured debt to the Senior Lender Group, as well as $42,703,000 in first mortgage debt which requires servicing. The note to the Senior Lender Group will accrue interest in kind through September 1996 and will require cash interest payments of approximately $4,000,000 per year commencing October 1996. In addition, $25,457,000 at face value in Redeemable Convertible Preferred Stock also held by the Senior Lender Group will accrue dividends in kind through September 1998 and will require cash dividends payments of approximately $3,300,000 per year commencing in October 1998.

The Trust believes that the following factors have adversely affected, and in the future could adversely affect, the Trust's financial condition, results of operation and liquidity:

- -    The capital structure of the Trust resulting from the confirmed Plan of
     Reorganization, including approximately $86,000,000 in senior and first mortgage debt and approximately $25,500,000 at face value of Preferred Stock at December 31, 1995, plus the associated present and future debt service and dividend obligations;

- -    The estimated $6,500,000 to $7,000,000 in capital improvements required to renovate and refurbish the Trust's hotel properties in accordance with Holiday Inn franchise standards; and up to $4,500,000 in fees for professional services being asserted against the Trust in connection with the Bankruptcy Court proceedings;

- -    The Trust's general and administrative expenses, including the costs associated with its 17,800 shareholder base and the impact of expenses resulting from the Trust's ongoing evaluation of its business strategies and asset valuation;

- -    The limited sources and amount of funds currently available to the Trust from operations, its revolving Line of Credit and from property dispositions after payment of associated indebtedness; and the inability of the Trust to raise capital from third parties in light of, among other things, its debt and capital structure, operating history and contingent liabilities as discussed above; and

- -    The overall lack of synergy and investment quality of the Trust's real estate portfolio, the present and expected softness in the Sacramento or other California markets where most of the properties are located, and the related declines in lease up and lease rates which adversely affect real estate values.

For additional information regarding certain of the Trust's financial commitments and contingencies, see Note 11 to the Consolidated Financial Statements. Management does not believe that such commitments and contingencies raise substantial doubt at this time regarding the Trust's ability to continue as a going concern.

Liquidity and Capital Resources

The Trust's unrestricted cash totaled $5,079,000 on December 31, 1995, down from $5,366,000 at December 1994; of this amount, $301,000 was held by Peregrine and $4,778,000 by CalREIT. In 1995, the Trust's principal source of funds was from operating income and the revolving Line of Credit in the maximum amount of $10,000,000; at December 31, 1995, $4,474,000 remained available through the Line of Credit. No dividends were paid by CalREIT in 1995, while in 1994, Peregrine received $695,000 in dividends as a result of its 76% ownership of CalREIT.

Debt service paid on the Trust's first mortgage notes totaled $4,902,000 in 1995 and $3,907,000 will be due in 1996, assuming the extension of CalREIT's Totem Square note to April 1997. During the same period, the Trust satisified $3,596,000 in interest due on its Notes to the Senior Lender Group through the issuance of additional notes; in 1996 this interest is required to be paid monthly in cash beginning in October, a total of $1,006,000 in the coming year and approximately $4,000,000 per year thereafter. In addition to these cash commitments, claims of approximately $4,500,000 in fees for professional services have been asserted against the Trust in connection with the bankruptcy proceedings, which claims are expected to be resolved by the Bankruptcy Court in 1996. At December 31, 1995, $3,000,000 had been accrued as an expense in the Trust's financial statements with respect to this contingency. The Trust has also estimated that capital expenditures of approximately $6,500,000 to $7,000,000 will be required during 1996 to redevelop and refurbish its hotel properties in accordance with Holiday Inn franchise requirements and in order to maintain a competitive lodging product. At December 31, 1995, the Trust's long-term cash commitments included the maturity of the Line of Credit in October 1997, cash dividend payments of approximately $3,300,000 per year on the Preferred Stock commencing in October 1998, and repayment of principal and interest on the Senior Debt in October 2000.

The Trust anticipates it will be able to meet its debt service obligations through the next twelve months. However, the Trust has not yet obtained committed sources for the $6,500,000 to $7,000,000 in capital improvements for its hotel properties or for the payment of claims for professional fees in excess of the amount accrued in the Trust's financial statements. In order to meet these requirements, the Trust is considering numerous alternatives, including asset dispositions, restructuring and debt financing alternatives. Without capital improvements, the hotel properties will not be competitive and will lose their Holiday Inn licenses and the resulting decline in occupancy levels and room rental rates would have a material adverse impact on the Trust's overall financial performance. The Trust is exploring financing alternatives with banks, savings and loan institutions and other traditional lenders. Through GIAC, Holiday Inn's own corporate financing arm, the Trust applied for a portion of the redevelopment funds it requires. The Trust also approached several mortgage bankers seeking alternative sources of funding and has also explored joint-venturing the redevelopment of its hotels with prospective joint-venture partners including the hotel management companies now managing the hotels. To date, none of these efforts have proven fruitful. The Trust may also apply for an increase in its Line of Credit, although the amount likely to be approved would only fund a portion of the improvements required at the hotels. Approval of the Senior Lender Group is expected to be a condition to obtain financing for the redevelopment of the hotels and there is no assurance such approval, if requested, will be granted.

Funds From (Used In) Operations. Equity REIT analysts generally consider Funds From Operations (FFO) an appropriate measure of performance in comparing the results of operations of REITs. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. Funds Available for Distribution (FAD) is defined as FFO less capital expenditures funded by operations and loan amortization. The Trust believes that in order to facilitate a clear understanding of the historical operating results of the Trust, FFO and FAD should be examined in conjunction with net loss as presented in this report. FFO and FAD should not be considered as an alternative to net loss as an indication of the Trust's performance or to cash flow as a measure of liquidity.

Funds From (Used In) Operations and Funds Available for Distribution for the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994 are summarized as follows:

                 Calculation of Funds From (Used In) Operations
                      and Funds Available for Distribution
                             (Dollars in thousands)

                                                                                                      Commonwealth
                                                                                                      Equity Trust
                                                                 Year Ended                            Year Ended
                                                               December 31,       Transition          September 30,
                                                                    1995             Period               1994
                                                                    ----             ------               ----

                  Loss before (loss) gain on foreclosure
                     or sale of investments, valuation
                     losses, extraordinary item and
                     minority interest                            $ (6,288)          $ (1,242)          $(20,426)

                  Depreciation and amortization                      3,763                831              4,878
                                                                  --------           --------           --------

                  Funds Used in Operations                          (2,525)              (411)           (15,548)

                  Capital Improvements                              (2,353)              (181)            (1,493)

                  Loan principal payments                           (1,454)               (72)              (253)
                                                                  --------           --------           --------

                  Funds Available for Distribution                $   --             $   --             $   --
                                                                  ========           ========           ========

Results of Operations

Commercial Property Occupancy. At December 31, 1995 and 1994, overall weighted average occupancy levels for the Trust's properties, by type of property, is shown below:

                                                        Occupancy at December 31,

                Property Type                         1995                   1994
                -------------                         ----                   ----

         Shopping Centers                              81%                    85%
         Office Buildings                              65%                    78%
         Industrial Buildings                          80%                    79%
         Mini Storage Facilities                       93%                    90%



Note: The weighted average occupancy is calculated by multiplying the occupancy by its square footage and dividing by the total square footage in the portfolio.

The overall weighted average for the Trust's entire commercial property portfolio (including four CalREIT properties) as of December 31, 1995 was 78% compared to 82% at the end of 1994.

The decline in occupancy at the Trust's office properties in 1995 is partially attributable to the vacating of two 45,000 square foot buildings in Sacramento by System Integrators. Systems Integrators, Inc. operated under the protection of Chapter 11 during 1995. It rejected its leases with the Trust and vacated the space and ceased paying rent effective May 31, 1995. Under the original lease, the space produced gross rents of approximately $75,000 per month, while property operating expenses were approximately $3,300 per month. During the year, the Trust and the first mortgage lender agreed to modify the notes secured by the property to provide that one-half of the interest accruing under them from June 1, 1995 through June 30, 1996 is deferred until July 1, 1996, at which time it will be added to the principal. The deferred interest will be non-recourse to the Trust. The Trust sold one of the buildings in the fourth quarter of 1995 and is attempting to re-lease the remaining space.

A major tenant in the Regency Plaza Shopping Center in Sacramento metropolitan area is experiencing operating difficulties and has ceased to pay rent. The tenant occupies 29,650 square feet of space or 21% of the net leasable space at the shopping center and generated approximately $216,000 or 14% of the shopping center's annual rental revenue. Another major tenant, occupying 14,255 square feet of space, or 10% of the net leasable space at the shopping center, ceased paying rent in March 1996. This tenant generated approximately $145,401 or 12% of the shopping center's annual revenue. The Trust has initiated eviction proceedings and is seeking new tenants.

A major tenant at the Hurley-Ethan I suburban office property has been acquired by another firm and has given notice that it will be vacating 5,800 square feet, approximately 16% of the net leasable space at the property. This tenant generated approximately $99,528 in annual rental revenue or 26% of the property's total revenue in 1995.

As described earlier in Item 1 of this report, the Trust expects in the coming months a continuing decline in occupancy levels at its commercial properties as a result of increasingly soft market conditions in the Sacramento metropolitan area.

Hotel Occupancy. Overall weighted average occupancy for Peregrine's four directly-owned hotels was 55% at year-end 1995 versus 50% at year-end 1994.

                                                                Occupancy
                                                       1995                 1994
                                                       ----                 ----

         Holiday Inn Chico                              61%                  46%
         Holiday Inn Sacramento                         65%                  65%
         Holiday Inn Walnut Creek                       71%                  65%
         Holiday Inn Redding                            20%                  18%



Note: The Holiday Inn Redding or Park Terrace Inn's room division was closed in October 1995 when redevelopment work at the property commenced. Without consideration of the Redding hotel, the average weighted occupancy for the Trust's directly-owned hotel portfolio was 65% in 1995.

Dispositions. During 1995, Peregrine sold the Woodland Medical Building in Milpitas, California, one office building in Sacramento, plus parcels of land in Northridge, California. The net loss recognized from the sale of these properties was ($30,000). A contract for sale of Sierra Oaks Shopping Center was approved in the first quarter of 1996. The Trust is proceeding with its plans to market for sale those properties that produce negative cash flow or are expected to in the near future. Also during the first quarter of 1996, the Trust received offers to purchase University Village Shopping Center in Sacramento which are under consideration.

CalREIT. During 1995, CalREIT's four commercial properties were readied for sale as part of its corporate strategy to reposition the company. Leasing, capital and tenant improvement expenditures were approved as they related to their impact on potential sale prices. As of the end of 1995, Redfield Commerce Center was in escrow and the other three commercial properties were listed with real estate brokerage firms. In the first quarter of 1996, a contract for the sale of the Bekins Storage Facility was approved by the CalREIT Board of Trustees. Also during that time period, certain CalREIT mortgage notes were packaged for sale, with disposition expected to be completed in the second quarter 1996. Because of the Casa Grande Motor Inn's limited financial potential and inability to service its debt, CalREIT transferred ownership of the property back to the lender in February 1996.

Revenue

Total revenue in 1995 was $27,077,000 of which $12,816,000 or 47% was generated by the hotel properties; $12,495,000 or 46% by the commercial properties; and $1,766,000 or 7% from interest on the Trust's mortgage note portfolio and other sources.

In 1995, rental rates for the Trust's portfolio of commercial properties as a whole remained flat reflecting the impact of a softening economic environment in Sacramento. The average daily rent at the Trust's hotel properties dropped by 8% during 1995, primarily the result of closing down guestrooms at the Holiday Inn in Redding to begin renovation of the property. Without the consideration of the Holiday Inn at Redding, the aggregate average daily room rate dropped by 2% during 1995 to $59.72.

Expenses

Total expenses for the Trust in 1995 were $32,365,000. Of that amount, $10,964,000 or 34% were attributable to hotel operating expenses; $8,524,000 or 26% to interest expense; $4,286,000 or 13% to commercial property operating expenses; $4,194,000 or 13% to general and administrative expenses; $3,763,000 or 12% to depreciation and amortization expense; and $634,000 or 2% to property management expenses.

Real Estate Expense. The largest expense categories, 61% of total Trust expenses during 1995, are real estate related and include all hotel and commercial property operating and property management expenses.

Interest Expense. Of the $8,524,000 in interest expensed in 1995, $3,596,000 was on the Senior Debt, $4,410,000 on first mortgage notes, and $518,000 on the Line of Credit.

General and Administrative Expenses. Management estimates that approximately $1,400,000, or 33% of the total general and administrative expense, is attributable to the cost of being a publicly-owned company. In 1995, the Trust completed the share and certificate exchange program required by the Plan of Reorganization, whereby old CET shares were exchanged for new Peregrine shares. As of March 31, 1996, the Trust had approximately 17,800 shareholders-of-record, 77% of whom held 200 or less shares. The implementation of this program required a one-time expense. Many of the administrative costs to service the Trust's large shareholder base and to meet public company regulatory requirements are fixed costs. As a result, the Trust expects its general and administrative expenses to continue to be disproportionately high compared to the size of its asset base.

Net (Loss)

The Trust's net loss, loss on foreclosure or sale of investments and valuation loss for the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994, were as follows:

                                                                                             Commonwealth
                                                                                             Equity Trust
                                            For the Year Ended                            For the Year Ended
                                               December 31,          Transition             September 30,
                                                  1995                  Period                   1994
                                                  ----                  ------                   ----

          Net loss                            $(14,733,000)          $ (1,338,000)          $(23,000,000)
             Per share                        $      (3.02)          $      (0.27)          $      (0.92)
          (Loss) gain on foreclosure
            or sale of investments            $   (184,000)          $     12,000           $    688,000
          Valuation loss                      $ (9,526,000)          $   (119,000)          $ (3,413,000)



Loss on Foreclosure or Sale of Investments

In 1995, the Trust recorded net losses on the foreclosure or sale of investments of ($184,000), primarily the result of the sale of the Woodland Medical Office Building, and several parcels of land, plus the retirement or foreclosure on certain notes.

Valuation Losses

At the end of 1995 the Trust reported total valuation losses of $9,526,000. The Trust reduced the carrying value of a number of its directly-owned assets by a total $6,245,000 to the lower of cost or fair value. The Holiday Inn at Chico was written down by $3,452,000 to approximately $3,000,000 as a result of market conditions and the new supply of rooms that entered the market. The Park Terrace Inn in Redding was written down by $871,000 to approximately $2,500,000 primarily because of its current physical condition as compared to comparable size properties in Redding. Sierra Oaks Shopping Center was written down $989,000 to approximately $5,740,000, its net sales price upon entering escrow in March of 1996. The carrying value of Regency Shopping Center was reduced by $218,000 to approximately $11,800,000 due to the bankruptcy of its major tenant; and the Timberlake Medical Office Building by $194,000 to approximately $820,000 because of poor leasing prospects combined with the high cost of tenant improvements for medical offices. The Bank of Commerce Office Building and Town Center Garden Office Park were written down in value by $189,000 and $152,000, respectively, to bring their carrying values to approximately $1,700,000 and $4,500,000, respectively, more in line with those of market. The value of the mortgage note held by Java Investments was reduced by $180,000 to approximately $1,200,000 as a result of the decrease in the underlying value of the property collateralizing the note.

Seven of the thirteen assets of California Real Estate Investment Trust were reduced in value at year-end 1995 by a total $3,281,000 to the lower of cost or fair value less costs to sell. Fulton Square Shopping Center's carrying value was reduced by $875,000 to approximately $2,208,000 as the result of a 16% drop in occupancy to 68% from 1993. Bekins Storage Facility was written down $160,000 to approximately $3,103,000, its expected net sales price in March 1996. The four mortgage notes being packaged for sale in April of 1996 were reduced in value by $1,992,000 to their estimated package net sale price expected to be achieved during the second quarter of 1996. Of the remaining three mortgage notes, Southcoast Commerce Center was written down by $254,000 to $121,000 based on a reduction of value in the underlying real estate venture.

If adverse economic conditions continue to impact the Trust's property operations, particularly in the Sacramento market area; or if the Trust's hotel properties do not complete their refurbishing programs, more valuation losses are anticipated.

Extraordinary Item

The Trust benefited from a forgiveness of $598,000 in debt in settlements in conjunction with the bankruptcy.

Dividends

The Trust made no cash distributions during 1995. In addition, the Trust is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

Item 8. Financial Statements and Supplementary Data


Index                                                                                                  Page

Consolidated Financial Statements

         Report of Independent Accountants                                                             23-24

         Consolidated Balance Sheets                                                                      25

         Consolidated Statements of Operations                                                            26

         Consolidated Statements of Changes in Shareholders' Equity (Deficit) Accounts                 27-28

         Consolidated Statements of Cash Flows                                                            29

         Notes to Consolidated Financial Statements                                                    30-56

Schedule III - Real Estate and Accumulated Depreciation                                                59-63

Schedule IV - Mortgage Loans on Real Estate                                                            64-66





Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

                         [COOPERS & LYBRAND LETTERHEAD]



                       REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Trustees
The Peregrine Real Estate Trust


We have audited the consolidated balance sheets of The Peregrine Real Estate Trust and Affiliates (Trust) as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity (deficit) accounts and cash flows for the year ended December 31, 1995, the transition period ended December 31, 1994, and the year ended September 30, 1994. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

As discussed in Note 1, the Trust's plan of reorganization was confirmed on August 8, 1994, and became effective on October 7, 1994. As described in Note 16, the Trust has implemented fresh start accounting as required by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as of October 7, 1994. The implementation of fresh start accounting as a result of the Trust's emergence from Chapter 11 has materially changed the amounts reported in the consolidated financial statements of the Trust as of and for the periods ended October 7, 1994 and prior. Accordingly, the consolidated financial statements for periods beginning after October 7, 1994, are not comparable to those of prior periods. As a result of the reorganization and the implementation of fresh start accounting, assets and liabilities have been recorded at fair values and certain obligations related to the claims of creditors have been reduced or reclassified to reflect their actual settlement amounts as determined by the plan or reorganization.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peregrine Real Estate Trust and Affiliates at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the year ended December 31, 1995, the transition period ended December 31, 1994, and the year ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that The Peregrine Real Estate Trust (the Parent) will continue as a going concern. As discussed in the last section of
Note 11 to the consolidated financial statements, the Parent has reported continuing losses since emergence from bankruptcy and must obtain funding for professional fees, hotel improvements, and interest payable to the Senior Lender Group. Additionally, the note payable to the Senior Lender Group could be accelerated, as well as substantially all other debt, due to noncompliance with the annual filing requirement for its financial statements to the Senior Lender Group. These matters and any future action by the Bankruptcy Court raise substantial doubt about the Parent's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 11. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.



                                COOPERS & LYBRAND L.L.P.

Sacramento, California
April 4, 1996

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                  ------------

      ASSETS                                                                                 1995             1994
                                                                                             ----             ----


Investments
   Rental properties, less accumulated depreciation of $6,001,000 and $2,812,000 in 1995 and 1994, respectively, and valuation allowance
      of $12,963,000 and $5,863,000 in 1995 and 1994, respectively                      $  94,500,000     $ 111,767,000
   Partnership interests                                                                    4,000,000         4,000,000
   Notes receivable, net of valuation allowance and deferred gains
      of $9,466,000 and $7,317,000 in 1995 and 1994, respectively                          14,627,000        16,914,000
                                                                                        -------------     -------------
                                                                                          113,127,000       132,681,000

Cash                                                                                        5,079,000         5,366,000
Restricted cash                                                                               185,000           317,000
Rents and accrued interest receivable, net of valuation allowance
   of $1,040,000 and $285,000 in 1995 and 1994, respectively                                1,354,000         1,323,000
Other assets, net of valuation allowance of $310,000 in
   1995 and 1994                                                                            2,048,000         2,434,000
                                                                                        -------------     -------------

             Total assets                                                               $ 121,793,000     $ 142,121,000
                                                                                        =============     =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Long-term notes payable, collateralized by deeds
      of trust on rental properties                                                     $  42,703,000     $  48,277,000
   Notes payable to Senior Lender Group                                                    43,441,000        40,869,000
   Credit Facility                                                                          5,526,000         4,469,000
   Accounts payable and accrued expenses                                                    6,673,000         9,673,000
                                                                                        -------------     -------------

             Total liabilities                                                             98,343,000       103,288,000
                                                                                        -------------     -------------

Minority interests                                                                          5,858,000         6,525,000
                                                                                        -------------     -------------
Redeemable convertible preferred stock, 25,000,000
   shares authorized; 12,728,000 and 11,516,000 shares issued and outstanding in
   1995 and 1994, respectively; net of unaccreted discount of $2,063,000 and
   $2,169,000 in 1995 and 1994 respectively; liquidation preference of
   $25,457,000 and $23,032,000 in 1995 and 1994, respectively                              23,394,000        20,863,000
Shares of beneficial interest, 50,000,000 shares
      authorized; 4,881,000 and 4,884,000 shares outstanding
       in 1995 and 1994, respectively                                                      13,356,000        13,339,000

Accumulated deficit                                                                       (19,158,000)       (1,894,000)

Commitments and contingencies (Note 11)                                                 -------------     -------------
             Total liabilities and shareholders' equity                                 $ 121,793,000     $ 142,121,000
                                                                                        =============     =============



          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   ----------





                                                                                                              Commonwealth
                                                                                                               Equity Trust
                                                                       Year Ended                               Year Ended
                                                                      December 31,        Transition           September 30,
                                                                          1995              Period                1994
                                                                          ----              ------                ----

Revenues:
   Rent                                                                $ 12,495,000      $  3,230,000         $ 14,687,000
   Interest                                                               1,766,000           338,000            2,298,000
   Hotel                                                                 12,816,000         3,226,000           15,185,000
                                                                       ------------      ------------         ------------
                                                                         27,077,000         6,794,000           32,170,000
                                                                       ------------      ------------         ------------

Expenses:
   Operating expenses                                                     4,286,000         1,572,000            8,577,000
   Hotel operating expenses                                              10,964,000         2,728,000           14,327,000
   Property management                                                      634,000            92,000              530,000
   Depreciation and amortization                                          3,763,000           831,000            4,878,000
   Interest                                                               8,524,000         1,897,000           13,181,000
   General and administrative                                             4,194,000           916,000            3,389,000
                                                                       ------------      ------------         ------------
                                                                         32,365,000         8,036,000           44,882,000
                                                                       ------------      ------------         ------------

       (Loss) before reorganization items,
       (loss) gain on foreclosure or sale of investments,
       valuation losses, extraordinary item
       and minority interest                                             (5,288,000)       (1,242,000)         (12,712,000)

Reorganization items                                                     (1,000,000)             --             (7,714,000)
                                                                       ------------      ------------         ------------

       (Loss) before (loss) gain on foreclosure or sale of
       investments, valuation losses,
       extraordinary item and minority interest                          (6,288,000)       (1,242,000)         (20,426,000)

(Loss) gain on foreclosure or sale of investments, net                     (184,000)           12,000              688,000
                                                                       ------------      ------------         ------------

       (Loss) before valuation losses,
       extraordinary item and minority interest                          (6,472,000)       (1,230,000)         (19,738,000)

Valuation losses                                                         (9,526,000)         (119,000)          (3,413,000)
                                                                       ------------      ------------         ------------

       (Loss) before extraordinary item
       and minority interest                                            (15,998,000)       (1,349,000)         (23,151,000)

Extraordinary item                                                          598,000              --                   --
                                                                       ------------      ------------         ------------

       (Loss) before minority interest                                  (15,400,000)       (1,349,000)         (23,151,000)

Minority interest                                                           667,000            11,000              151,000
                                                                       ------------      ------------         ------------

       Net loss                                                        $(14,733,000)     $ (1,338,000)        $(23,000,000)
                                                                       ============      ============         ============

Loss per share of beneficial interest                                  $      (3.02)     $      (0.27)        $      (0.92)
                                                                       ============      ============         ============




          See accompanying notes to consolidated financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                               (DEFICIT) ACCOUNTS
                 PERIOD FROM OCTOBER 1, 1993 TO OCTOBER 7, 1994

                                               Redeemable Convertible        Shares of Beneficial Interest
                                                  Preferred Stock                 Pre-Reorganization
                                               Number          Amount          Number           Amount
                                               ------          ------          ------           ------


Balance at October 1, 1993*                      --               --         25,093,000      $ 25,093,000

Net Loss                                         --               --               --                --
                                           ---------------------------------------------------------------

Balance at September 30, 1994*                   --               --         25,093,000        25,093,000

Exchange of Pre-Reorganization Shares
   of Beneficial Interest for Post-
   Reorganization Shares of Beneficial
   Interest                                      --               --        (25,093,000)      (25,093,000)

Issuance of Redeemable Convertible
   Preferred Stock                         11,250,000     $ 22,500,000             --                --

Discount on Redeemable Convertible
   Preferred Stock                               --         (2,193,000)            --                --

Issuance of Post-Reorganization Shares
   of Beneficial Interest                        --               --               --                --

Net income for the period October 1
   through October 6, 1994                       --               --               --                --

Fresh start adjustments                          --               --               --                --

                                           ---------------------------------------------------------------
Balance at October 7, 1994                 11,250,000     $ 20,307,000             --                --
                                           ---------------------------------------------------------------










                                           Shares of Beneficial Interest   Additional        Accumulated         Accumulated
                                               Post-Reorganization          Paid-in             Deficit             Deficit
                                             Number           Amount        Capital       Pre-Reorganization   Post-Reorganization
                                             ------           ------        -------       ------------------   -------------------


Balance at October 1, 1993*                      --              --       $ 219,848,000      $(235,140,000)           --

Net Loss                                         --              --                --          (23,000,000)           --
                                           ---------------------------------------------------------------------------------------

Balance at September 30, 1994*                   --              --         219,848,000       (258,140,000)           --

Exchange of Pre-Reorganization Shares
   of Beneficial Interest for Post-
   Reorganization Shares of Beneficial
   Interest                                 2,334,000     $ 6,376,000        18,479,000               --              --

Issuance of Redeemable Convertible
   Preferred Stock                               --              --                --                 --              --

Discount on Redeemable Convertible
   Preferred Stock                               --              --                --                 --              --

Issuance of Post-Reorganization Shares
   of Beneficial Interest                   2,550,000       6,963,000              --                 --              --

Net income for the period October 1
   through October 6, 1994                       --              --                --           19,813,000            --

Fresh start adjustments                          --              --        (238,327,000)       238,327,000            --

                                           ---------------------------------------------------------------------------------------
Balance at October 7, 1994                  4,884,000     $13,339,000              --                 --              --
                                           ---------------------------------------------------------------------------------------






*  Commonwealth Equity Trust (Debtor-In-Possession)

                         THE PEREGRINE REAL ESTATE TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (DEFICIT) ACCOUNTS (Continued)
                PERIOD FROM OCTOBER 7, 1994 TO DECEMBER 31, 1995



                                               Redeemable Convertible   Shares of Beneficial Interest  Shares of Beneficial Interest
                                                  Preferred Stock             Pre-Reorganization            Post-Reorganization
                                               Number         Amount           Number    Amount           Number           Amount
                                               ------         ------           ------    ------           ------           ------

Balance at October 7, 1994                   11,250,000     $ 20,307,000         --        --            4,884,000      $13,339,000

Net loss for the period October 7
   through December 31, 1994                       --               --           --        --                 --               --

Issuance of dividend in kind on
   Redeemable Convertible Preferred Stock       266,000          532,000         --        --                 --               --

Discount on Redeemable Convertible
   Preferred Stock dividend in kind                --            (44,000)        --        --                 --               --

Accretion of discount on
   Redeemable Convertible Preferred Stock          --             68,000         --        --                 --               --
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1994                 11,516,000       20,863,000         --        --            4,884,000       13,339,000

Net loss                                           --               --           --        --                 --               --

Adjustments related to
   buyout of old CET shares
   and fractional rounding                         --               --           --        --               (3,000)          17,000

Issuance of dividend in kind on
  Redeemable Convertible Preferred Stock      1,212,000        2,425,000         --        --                 --               --

Discount on Redeemable Convertible
  Preferred Stock dividend in kind                 --           (183,000)        --        --                 --               --

Accretion of discount on
  Redeemable Convertible Preferred Stock           --            289,000         --        --                 --               --
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1995                 12,728,000     $ 23,394,000         --        --            4,881,000      $13,356,000
                                             ---------------------------------------------------------------------------------------










                                             Additional    Accumulated           Accumulated
                                               Paid-in       Deficit               Deficit
                                               Capital   Pre-Reorganization   Post-Reorganization
                                               -------   ------------------   -------------------

Balance at October 7, 1994                       --              --                      --

Net loss for the period October 7
   through December 31, 1994                     --              --              $ (1,338,000)

Issuance of dividend in kind on
   Redeemable Convertible Preferred Stock        --              --                  (532,000)

Discount on Redeemable Convertible
   Preferred Stock dividend in kind              --              --                    44,000

Accretion of discount on
   Redeemable Convertible Preferred Stock        --              --                   (68,000)
                                             ----------------------------------------------------
Balance at December 31, 1994                     --              --                (1,894,000)

Net loss                                         --              --               (14,733,000)

Adjustments related to
   buyout of old CET shares
   and fractional rounding                       --              --                      --

Issuance of dividend in kind on
  Redeemable Convertible Preferred Stock         --              --                (2,425,000)

Discount on Redeemable Convertible
  Preferred Stock dividend in kind               --              --                   183,000

Accretion of discount on
  Redeemable Convertible Preferred Stock         --              --                  (289,000)
                                             ----------------------------------------------------
Balance at December 31, 1995                     --              --              $(19,158,000)
                                             ----------------------------------------------------






          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   ----------




                                                                                                                        Commonwealth
                                                                                                                        Equity Trust
                                                                                                                        ------------
                                                                         Year Ended                                      Year Ended
                                                                        December 31,             Transition            September 30,
                                                                             1995                 Period                   1994
                                                                             ----                 ------                   ----

Cash flows from operating activities:
   Net loss                                                             $(14,733,000)           $(1,338,000)           $(23,000,000)
                                                                        ------------            -----------            ------------
   Adjustments to reconcile net loss
     to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                        3,763,000                831,000               4,878,000
      Loss (gain) on foreclosure or
        sale of investments, net                                             184,000                (12,000)               (688,000)
      Minority interest in net loss                                         (667,000)               (11,000)               (151,000)
      Extinguishment of debt                                                (598,000)                  --                      --
      Accretion of discount on notes receivable                                 --                     --                  (284,000)
      Valuation losses                                                     9,526,000                119,000               3,413,000
      Changes in other assets and liabilities:
      (Increase) decrease in rents and
        accrued interest receivable                                          (55,000)                58,000                (541,000)
      (Increase) decrease in other assets                                   (335,000)               640,000               1,978,000
      Increase (decrease) in accounts
         payable and accrued expenses                                      3,779,000             (4,854,000)             12,000,000
                                                                        ------------            -----------            ------------

            Total adjustments                                             15,597,000             (3,229,000)             20,605,000
                                                                        ------------            -----------            ------------
            Net cash provided by
               (used in) operating activities                                864,000             (4,567,000)             (2,395,000)
                                                                        ------------            -----------            ------------

Cash flows from investing activities:
   Net Proceeds from sale of investments                                      99,000                   --                   441,000
   Improvements to rental properties                                      (2,353,000)              (181,000)             (1,493,000)
   Principal collections on notes receivable                               2,030,000                 86,000               2,970,000
   Increase in notes receivable                                                 --                 (175,000)                   --
                                                                        ------------            -----------            ------------

            Net cash (used in)
               provided by investing activities                             (224,000)              (270,000)              1,918,000
                                                                        ------------            -----------            ------------

Cash flows from financing activities:
   Principal payments on long-term
     notes payable                                                          (430,000)               (72,000)               (253,000)
   Principal payments on notes payable
     to Senior Lender Group                                               (1,024,000)                  --                      --
   Borrowings on Credit Facility, net                                        395,000              4,410,000                    --
   Distributions paid to minority interests                                     --                     --                  (195,000)
   Decrease (increase) in restricted cash                                    132,000               (204,000)                   --
                                                                        ------------            -----------            ------------


            Net cash (used in) provided by
               financing activities                                         (927,000)             4,134,000                (448,000)
                                                                        ------------            -----------            ------------
            Net decrease in cash                                            (287,000)              (703,000)               (925,000)

Cash, beginning of period                                                  5,366,000              6,069,000               6,994,000
                                                                        ------------            -----------            ------------

Cash, end of period                                                     $  5,079,000            $ 5,366,000            $  6,069,000
                                                                        ============            -----------            ============




          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings

                                  Organization

         The Peregrine Real Estate Trust (Trust or Peregrine) was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973 and reorganized under a Restated Declaration of Trust dated October 7, 1994 which gave effect to the reorganization of the Trust under Chapter 11 of the United States Bankruptcy Code. Commencing September 1, 1993 the Trust became self-administered.

         At the end of 1995, the Trust owned five hotels, twenty-two commercial properties and four parcels of land located in five market areas in the Western United States. The Trust also owned a mortgage note portfolio comprised of $24,093,000 in loans, with an aggregate book value of $14,627,000, bearing interest at an overall effective rate of approximately 8%. The mortgage notes are collateralized by mortgages on real property. Most of the investments in the twelve loans were originated by the Trust in connection with the disposition of Trust properties prior to 1995.

                              Change in Fiscal Year

         Effective December 31, 1994 the Trust changed its fiscal year end from September 30 to December 31. Accordingly, after filing its Form 10-K for the year ended September 30, 1994, the Trust filed a Transition Report for the three months ended December 31, 1994. The Transition Period, for the purposes of these consolidated financial statements, is the period from October 7, 1994 through December 31, 1994.

                           Principles of Consolidation

         For the year ended December 31, 1995 and the Transition Period, the consolidated financial statements include the accounts of the Trust and its majority-owned affiliate, California Real Estate Investment Trust (CalREIT), a real estate investment trust in which the Trust owns a greater than 50% interest. For the year ended September 30, 1994, the consolidated financial statements include accounts of Commonwealth Equity Trust (Debtor-In-Possession) and CalREIT.

               Plan of Reorganization Under Chapter 11 Proceedings

         On August 2, 1993, the Trust filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of the Trust's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

         Plan of Reorganization Under Chapter 11 Proceedings, continued

group for which Pacific Mutual Life Insurance Company acted as agent. CalREIT did not file for protection under Chapter 11.

         On June 9, 1994, the Trust, the lender group including Prudential Insurance Company of America, Pacific Mutual Life Insurance Company, Orix USA Corp. and Trust Company of the West for which Pacific Mutual Life Insurance Company acted as agent (Senior Lender Group), the Official Committee of Holders of Equity Interests (Equity Holders Committee) and the Official Committee of Creditors Holding Unsecured Claims (Creditors Committee) (collectively, Proponents) filed with the Court the Third Amended Plan of Reorganization which was subsequently modified by the First, Second, Third and Fourth Set of Plan Modifications, filed on July 13, 1994, July 20, 1994, July 29, 1994 and August 2, 1994, respectively. The Third Amended Plan of Reorganization as modified
(Plan) was confirmed in all respects on August 8, 1994.

         The Effective Date of the Plan (the date on which the Trust emerged from bankruptcy) was October 7, 1994. The Trust is under the jurisdiction of the United States Bankruptcy Court until entry of a final decree which is expected to occur in 1996.

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

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

         Plan of Reorganization Under Chapter 11 Proceedings, continued

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

         Interest Deferral Notes accrue interest at 8.5% per annum, from the date of issuance. Interest payments both on principal and the interest accrued through September 30, 1996 shall be payable monthly in cash commencing on November 1, 1996.

         Restructured Notes Payable and Interest Deferral Notes (collectively, Notes) are collateralized generally by all interests of the Trust in real and personal property and are subordinated only to certain liens which are specified in the Plan. The Notes contain certain covenants and restrictions and limit the Trust's ability to incur additional indebtedness and provide for the prepayment of principal in the amount of 80% of the net proceeds from the sale of the collateral for the Notes and from other specified sources. In addition, there are covenants related to events or conditions which could have or result in a material adverse effect as defined in the applicable agreement.

(b) Redeemable Convertible Preferred Stock in the original face amount of $22,500,000 which carries a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998 by means of additional shares of Redeemable Convertible Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Redeemable Convertible Preferred Stock automatically converts into Shares of Beneficial Interest pursuant to an established formula if any dividend payment is not made in full when due. If all dividends were paid in kind through October 1, 1998, no other Shares of Beneficial Interest were issued and the Redeemable Convertible Preferred Stock

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

                          Capital Structure, continued

were converted to Shares of Beneficial Interest on October 1, 1998, the Senior Lender Group would, on account of that conversion, acquire 77% of the total Shares of Beneficial Interest outstanding after the conversion, bringing their total holdings to approximately 89% of the outstanding shares.

         The Redeemable Convertible Preferred Stock is redeemable in cash (total redemption amount of $25,457,000 at December 31, 1995) on October 1, 2000, but in certain circumstances, including the sale of all or substantially all the assets of Peregrine, may be redeemed earlier.

         The Redeemable Convertible Preferred Stock has been recorded at a discount to its face amount of $25,457,000, based on an imputed rate of return of 12%.

         (c) Shares of Beneficial Interest equal to approximately 52% of the total outstanding Shares of Beneficial Interest.

                                 Credit Facility

         Pursuant to the Plan, a Credit Facility in the maximum amount of $10,000,000 was arranged. The Credit Facility is collateralized by a first lien on certain of the Trust's properties, is a revolving facility and bears interest at 2.25% over the prime rate defined in the Agreement (totaling 10.75% at December 31, 1995). The Credit Facility matures on October 7, 1997. At December 31, 1995 and 1994, $5,526,000 and $4,469,000, respectively, was outstanding on the new Credit Facility.

         The Credit Facility contains a financial covenant, among other terms customary to such facilities, which requires that the Trust maintains a Tangible Net Worth of at least $8,000,000, measured on a fiscal quarter-end basis. In addition, there are covenants for the Credit Facility related to material impairments of collateral, as defined, and involuntary bankruptcy.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

                              Debt Covenant Waivers

         The Trust's covenants related to the Notes Payable to the Senior Lender Group, the Credit Facility and certain long-term notes payable require submission of audited financial statements within 90 days of fiscal year end.

         Waivers were obtained from a majority of these lenders extending the due date to April 5, 1996 or beyond. For those lenders who did not waive the reporting requirement, financial statements will be delivered subsequent to the due date.

                             Fresh Start Accounting

         In accounting for the effects of the reorganization, the Trust implemented Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Fresh start accounting as defined by SOP 90-7 was applicable because pre-reorganization shareholders received less than 50% of the Trust's new Shares of Beneficial Interest and the reorganization value of the assets of the reorganized Trust was less than the total of all post-petition liabilities and allowed claims.

         Under the principles of fresh start accounting, all of the Trust's assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of the reorganization, October 7, 1994.

         As a result of the implementation of fresh start accounting, the statements of operations of the Trust after the consummation of the Plan are not comparable to the Trust's statements of operations for prior periods.

         The reorganization value of the Trust's assets was primarily the estimated fair value of the Trust's property and interest in CalREIT. The aggregate property value was reached through the use of an eleven year cash flow analysis discounted at rates generally ranging from 12% to 15% and assuming a ten year holding period. The discounted cash flow analysis also included an estimate of terminal value, which was determined using the discounted value of estimated net operating income of each of the respective properties beginning in the year following the holding period. This analysis relied on estimates of future property performance and the various market factors including the supply, demand and price of competing product. Estimates were also made as to property lease-up, required capital expenditures and similar matters. All of these estimates may vary in the near term from the actual future occurrences.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

                        Fresh Start Accounting, continued

         The interest in CalREIT was valued based on an income capitalization approach, without any control premium being attributed to the Trust's majority ownership position in CalREIT. The income capitalization approach was also used to value the assets underlying the notes receivable to determine the value of each note.

                                Rental Properties

         At December 31, 1995, rental properties are recorded at reorganization value net of accumulated depreciation since the Effective Date and less a valuation allowance for possible investment losses, unless they are CalREIT assets, in which case they are carried at cost, net of accumulated depreciation and less a valuation allowance for possible investment losses. The valuation allowance for possible investment losses represents the excess of the carrying value of individual properties over their appraised or estimated fair value (less estimated selling costs if held for sale).

         The additions to the valuation allowance for possible investment losses are recorded after consideration of various external factors, particularly overbuilt real estate markets resulting in declining lease rates which adversely affect real estate. A gain or loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated. In the event economic conditions for real estate continue to decline, additional valuation losses may be recognized in the near term.

         The allowance for depreciation and amortization has been calculated under the straight-line method based upon the estimated useful lives of the properties. CalREIT assets lives range from 30 to 40 years. As of the Effective Date, new useful lives were estimated for all Peregrine rental properties. These lives range from 24 to 34 years. Expenditures for maintenance, repairs and betterments which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Expenditures which prolong the useful life of an asset are capitalized and depreciated.

         Real estate acquired by cancellation of indebtedness or foreclosure is recorded at fair market value at the date of acquisition but not in excess of the unpaid balance of the related loan plus costs of securing title to and possession of the property.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

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

         During the year ended September 30, 1993 the Trust did not qualify to be taxed as a REIT. The termination of its REIT status is effective as of October 1, 1992. The Trust may not be eligible to re-elect to be taxed as a REIT prior to its fifth taxable year ended after September 30, 1993.

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

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

                                      Cash

         The Trust invests its cash and restricted cash in demand deposits with banks with strong credit ratings. Bank balances in excess of federally insured amounts totaled $5,500,000 and $5,180,000 as of December 31, 1995 and 1994, respectively. The Trust has not experienced any losses on these deposits.

                              Sales of Real Estate

         The Trust complies with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (SFAS 66). Accordingly, the recognition of gains on certain transactions are deferred until such transactions have complied with the criteria for full profit recognition under the Statement.

                           Interest Income Recognition

         The Trust recognizes interest income on notes receivable when it is estimated that the fair value of the collateral related to the note is adequate.

                                    Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         Impairment of Long-Lived Assets

         In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121) was issued. SFAS 121 requires that companies review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds the fair value of the asset, the company must recognize an impairment loss. After an impairment is recognized, the reduced carrying amount of the asset shall be accounted for as its new cost.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

                   Impairment of Long-Lived Assets, continued

For a depreciable asset, the new cost shall be depreciated over the asset's remaining useful life. Long-lived assets to be disposed of shall be reported at the lower of carrying amount or fair value less cost to sell. SFAS 121 is effective for financial statements for fiscal years beginning after December 31, 1995. The Trust has elected to implement SFAS 121 in 1996 and expects that the pronouncement will have no material effect on financial position or results of operations.

                            Stock-Based Compensation

         In 1995, Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) was issued. SFAS 123 requires either recognition or disclosure of a hypothetical charge for stock options. SFAS 123 also establishes a fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. This statement is effective for transactions entered into after December 15, 1995. The Trust does not intend to record this hypothetical charge for stock options, but will instead provide the required disclosure beginning in 1996.

                               Net Loss Per Share

         Net loss per share of beneficial interest has been computed based on the weighted-average number of shares outstanding during the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994, of 4,883,000, 4,884,000 and 25,093,000, respectively. For purposes of determining average number of shares outstanding and net loss per share for the Transition Period, October 1, 1994, is treated as the Effective Date. Shares of Beneficial Interest equivalents are anti-dilutive for the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994.

                                Reclassifications

         Certain reclassifications have been made in the presentation of the Transition Period and September 30, 1994 financial statements to conform to the 1995 presentation.

2.       Related-Party Transactions

         The Trust and CalREIT are both self-administered. However, they share certain costs, including personnel costs, for which CalREIT reimburses the Trust pursuant to a cost allocation

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

2.       Related-Party Transactions, continued

agreement based on each Trust's respective asset values (real property and notes receivable). During 1995 reimbursable costs charged by the Trust to CalREIT approximated $435,000. During the Transition Period, reimbursable costs charged by the Trust to CalREIT approximated $300,000; $200,000 of which relates to the period prior to October 7, 1994.

         Such reimbursements are offset against the amount due to CalREIT and are eliminated in consolidation. At December 31, 1995, the Trust had amounts due from CalREIT aggregating $45,000 and at December 31, 1994, the Trust had amounts due to CalREIT aggregating $202,000.

         Compensation, leasing commissions and expense reimbursements to B&B Property Investment, Development and Management Company, Inc. (B&B) and B&B Property Investments, Inc. (B&B Property) were $591,000 for the year ended September 30, 1994. B&B provided administrative services and B&B Property provided property management services to the Trust until September 1, 1993. The commissions paid are included in other assets and amortized over the term of the leases, typically five years.

3.       Restricted Cash

         At December 31, 1995, cash of $185,000 is restricted pending final settlement of property taxes owed to the county relating to the sale of the Woodland Medical Office Building in Milpitas, California. At December 31, 1994, cash of $317,000 was restricted under the Terms of the U.S. Bankruptcy Court, Eastern District of California, to be used for the payment of certain property taxes in accordance with a schedule of payments agreed to by Sacramento County. These Sacramento County property taxes were paid in full during 1995.

4.       Rental Properties

         At December 31, 1995 and 1994, the Trust's rental property portfolio at reorganization value or cost included shopping centers, $47,947,000 and $47,379,000; office buildings, $18,053,000 and $25,765,000; industrial buildings, $13,727,000 and $12,862,000; mini-storages, $2,888,000 and
$2,807,000; land, $182,000 and $1,397,000; and hotels, $30,667,000 and
$30,232,000.

         Under fresh start accounting, all Peregrine rental properties were adjusted at the Effective Date to reorganization value which is different than tax basis.

         Noncancellable operating leases at December 31, 1995, provide for minimum rental income during each of the next five years of $9,071,000, $7,688,000, $6,291,000, $4,946,000 and

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

4.       Rental Properties, continued

$3,221,000, respectively, and $9,859,000 thereafter. Certain of the leases increase periodically based on changes in the Consumer Price Index.

        One rental property with a carrying value of $3,104,000, at December 31, 1995 is subject to a purchase option exercisable in 1997 on the part of the lessee. Exercise price as determined by the related agreement is greater than the carrying value of the property as of December 31, 1995.

        The Casa Grande Motor Inn, with a carrying value of $3,182,000 at December 31, 1995, was returned to the lender through foreclosure proceedings in February 1996. No significant gain or loss was recorded on the foreclosure of that hotel.

        At December 31, 1995, Sierra Oaks Shopping Center and University Village Shopping Center (two of the Trust's directly-owned properties) and CalREIT's directly owned properties with total carrying values of $13,534,000 and $17,215,000, respectively, were classified as held for sale.

5.       Partnership Interests

         As discussed in Note 1, the Trust is a partner in Placer Ranch Partners, a limited partnership in which the Trust owns a 31% limited partnership interest. No income has been recognized in the Trust's financial statements for the year ended December 31, 1995, the Transition Period or the year ended September 30, 1994 related to the Placer Ranch Partners partnership, as payment of such income is contingent upon the future sale of land.

         Investment in Placer Ranch Partners, Limited
              Partnership, at the Trust's reorganization value        $4,000,000
                                                                       =========


         Subsequent to December 31, 1995, the Put/Call Option of the Placer Ranch Partnership Agreement was exercised by the General Partner. Per the agreement, the General Partner or the Limited Partner (Peregrine) may at any time, give written notice to the other Partner of its intent to exercise such option and purchase all, but not less than all, of the Partner's interest in the Partnership. Peregrine can sell its interest to the General Partner at a price equal to the value of the interest as determined by the General Partner. Peregrine also has the option to offer to purchase the General Partner's interest at that value. Peregrine has forty-five days after delivery of the Offering Notice to respond to the General Partner. As of April 4, 1996, Peregrine has not determined whether it will sell its interest to the General Partner or offer to purchase the General Partner's interest in the partnership. If Peregrine sells its interest to the General Partner at the currently named price, it will result in a loss in the first quarter of 1996 of up to $1,400,000.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

5.       Partnership Interests, continued

         The Trust is also a partner in CR Properties, a general partnership, in which the Trust owns a 50% interest. CR Properties is a limited partner in a partnership which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's financial statements for the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994 as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt.

         Investment in CR Properties general partnership, at the
              Trust's reorganization value                                 $              --
                                                                            ================


6.       Notes Receivable

         In order to facilitate sales of real estate, the Trust has accepted partial payment in the form of notes receivable collateralized by deeds of trust. As of December 31, 1995 and 1994, the Trust had long-term notes receivable collateralized by deeds of trust (before valuation allowances and deferred gains) of $24,093,000 and $24,231,000, respectively. Generally the notes are collateralized by real estate properties in California.

         The notes are to be repaid from the cash flow of the property or proceeds from the sale or refinancing of the property. At December 31, 1995, two notes totaling $3,451,000 were delinquent, against which the Trust had recorded an allowance of $676,000. Interest income recognized by the Trust on these delinquent notes was $245,000, $47,000 and $239,000 and cash received on the notes was $245,000, $47,000 and $209,000 for the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994, respectively. Contractually scheduled principal collections over the next five years, excluding delinquent notes, are as follows:

                  1996                 $    1,312,000
                  1997                         56,000
                  1998                        737,000
                  1999                         40,000
                  2000                         44,000
                  Thereafter               18,453,000
                                       --------------
                                       $   20,642,000
                                       ==============


         The notes bear interest at rates ranging from 7.63% to 16% as of December 31, 1995. For 1995, the overall effective rate was approximately 8%.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

6.       Notes Receivable, continued

         At December 31, 1995, all notes receivable directly owned by CalREIT with a carrying value of $10,502,000, were classified as held for sale.

7.       Valuation Allowances

         Based on a review of its investments, the Trust has provided for valuation allowances as set forth below. Adverse economic factors, particularly over-built real estate markets resulting in declining lease renewal rates, were the primary causes of these valuation losses. If such adverse economic factors continue, additional valuation loss provisions may be required in the near term.

         Analysis of changes in the allowance for possible losses on real estate investments, partnership interests, notes receivable and rents and interest receivable for the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994 follow.

         Under fresh start accounting, all separately stated valuation allowances as of the Effective Date were eliminated. The Trust's assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of reorganization, October 7, 1994. Therefore, in the "Transition Period" column below, the beginning balances in each of the categories reflect the then cumulative valuation allowances on rental properties, the then cumulative valuation allowances and deferred gains on notes receivable and the then cumulative allowance for bad debt losses on rents and interest receivable for CalREIT only.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


7.       Valuation Allowances, continued

The detail is set forth below:

                                                                           Commonwealth
                                                                            Equity Trust
                                        Year Ended                           Year Ended
                                        December 31,      Transition        September 30
                                            1995            Period             1994
                                            ----            ------             ----

Rental Properties
- -----------------

Allowance for valuation losses on
   rental property investments:
   Beginning balance                     $ 5,863,000     $ 71,257,000      $ 78,659,000
   Fresh start adjustment                       --        (65,463,000)             --
                                         -----------     ------------      ------------

   Adjusted balance                        5,863,000        5,794,000        78,659,000
   Provision for valuation losses          7,100,000           69,000         2,834,000
   Amounts charged against
      allowance for valuation losses            --               --         (10,236,000)
                                         -----------     ------------      ------------
          Ending balance                 $12,963,000     $  5,863,000      $ 71,257,000
                                         ===========     ============      ============

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

7.       Valuation Allowances, continued

                                                                         Commonwealth
                                                                         Equity Trust
                                      Year Ended                          Year Ended
                                      December 31,       Transition      September 30
Partnership Interests                     1995            Period             1994
- ---------------------                     ----            ------             ----

Allowance for valuation losses on
  partnership interests:
   Beginning balance                  $      --        $ 17,429,000      $ 17,429,000
   Fresh start adjustment                    --         (17,429,000)     $       --
                                      -----------      ------------      ------------

   Adjusted balance                          --                --          17,429,000
   Provision for valuation losses            --                --                --
                                      -----------      ------------      ------------

          Ending balance              $      --        $       --        $ 17,429,000
                                      ===========      ============      ============

Notes Receivable
- ----------------
Allowance for valuation losses,
  unaccreted discounts and
  deferred gains on notes
  receivable:
  Beginning Balance                   $ 7,317,000      $  7,773,000      $  8,430,000
  Fresh start adjustment                     --            (579,000)             --
                                      -----------      ------------      ------------
   Adjusted balance                     7,317,000         7,194,000         8,430,000
   Provision for valuation losses       2,426,000              --             579,000
   Deferral of Gains                         --             135,000              --
   Recognition of deferred gains          (66,000)          (12,000)             --
   Accretion of discount                     --                --            (284,000)
   Amounts charged against
     allowance for valuation
     losses                              (211,000)             --            (952,000)
                                      -----------      ------------      ------------

           Ending balance             $ 9,466,000      $  7,317,000      $  7,773,000
                                      ===========      ============      ============

Rents and Interest Receivable
- -----------------------------
Allowance for bad debt losses on
  rents and interest receivable:
   Beginning balance                  $   285,000      $  2,555,000      $  2,478,000
   Fresh start adjustment                    --          (2,434,000)             --
                                      -----------      ------------      ------------
   Adjusted balance                       285,000           121,000         2,478,000
   Provision for losses                 1,391,000           198,000         2,554,000
   Amounts charged against
     allowance for losses                (636,000)          (34,000)       (2,477,000)
                                      -----------      ------------      ------------
          Ending balance              $ 1,040,000      $    285,000      $  2,555,000
                                      ===========      ============      ============

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

7.       Valuation Allowances, continued

         In addition, the Trust has established an allowance for valuation losses on other assets in the amount of $310,000 at December 31, 1995 and 1994.

8.       Long-Term Notes Payable

         At December 31, 1995 and 1994, the Trust had long-term notes payable, other than notes payable to the Senior Lender Group and the Credit Facility, (Notes) most of which were collateralized by deeds of trust on rental properties, which properties have an aggregate net book value of $52,468,000 and $63,346,000, respectively. Per the Reorganization Plan, these notes are due in installments extending to the year 2012 with interest rates ranging from 8% to 10.75%. At December 31, 1995, $3,089,000 of such notes were delinquent and related to the Casa Grande Motor Inn note which was satisfied through foreclosure in February 1996. Contractually scheduled principal payments during each of the next five years with respect to the Reorganization Plan and amounts related to CalREIT, excluding delinquent notes are $4,455,000, $477,000, $523,000, $574,000, $2,385,000, respectively, and $31,200,000 thereafter. The note on the Totem Square Shopping Center of $4,294,000 was originally scheduled to mature on April 1, 1996. The Trust has received an extension from the lender to May 1, 1996, under the same terms and conditions as the existing agreement and anticipates signing an extension to April 1997.

         Under the Plan of Reorganization, the principal amount of the Notes remained undiminished, and in some cases increased by accrued interest and professional fees. Moreover, the terms of the Notes were altered, in some cases materially, as to interest rates, due dates and periodic payments.

9.       Distributions

         No cash distributions were made to holders of shares of beneficial interest for the fiscal year ended December 31, 1995, the Transition Period or the fiscal year ended September 30, 1994.

         Under the terms of the agreement with respect to the Restructured Notes Payable, the Trust is substantially restricted from and does not anticipate making any distributions to shareholders in the foreseeable future.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

10.      Statements of Cash Flows Supplemental Information

         In connection with the sale of investments, the Trust entered into various non-cash transactions as follows:

                                                                       Commonwealth
                                                                        Equity Trust
                                       Year Ended                        Year Ended
                                     December 31,       Transition      September 30,
                                         1995             Period            1994
                                         ----             ------            ----

Sales price less selling costs        $ 5,174,000      $ 3,101,000      $  6,363,000
Notes receivable                       (2,240,000)      (1,144,000)             --
Notes payable assumed by buyer
 and other liabilities applied to
 sales price                           (2,835,000)      (1,957,000)       (5,922,000)
                                      -----------      -----------      ------------

Net cash received                     $    99,000      $      --        $    441,000
                                      ===========      ===========      ============

Carrying value
 of property sold                     $ 5,158,000      $ 3,025,000      $ 12,293,000
                                      ===========      ===========      ============




         One property which collateralized notes payable of $2,764,000 was foreclosed upon during the year ended December 31, 1995, causing a loss of $73,000.

         Sixteen parcels of land located in Sacramento with a carrying value of $1,215,000 were returned to the bond holder in lieu of foreclosure during the year ended December 31, 1995. No gain or loss was recorded on this transaction.

         One property which collateralized notes payable of $8,793,000 was foreclosed upon during the year ended September 30, 1994, causing a gain of $873,000.

         Additionally, on December 31, September 30, June 30, and March 31, 1995 and December 31, 1994, the Trust issued Interest Deferral Notes at 8.5% per annum in the principal amount of $931,000, $913,000, $885,000, $867,000, and
$869,000, respectively, as payment in kind for the interest then due on the Restructured Notes Payable and issued Redeemable Convertible Preferred Stock in the face amount of $634,000, $618,000, $597,000, $576,000 and

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

10.      Statements of Cash Flows Supplemental Information, continued

$532,000, respectively, as payment in kind for the dividend then due on the outstanding Redeemable Convertible Preferred Stock.

         During 1995, the outstanding balance on the Credit Facility was increased by $662,000 for interest and expenses incurred during the year.

         Interest paid on the Trust's outstanding debt for the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994 was $4,472,000, $2,206,000 and $6,386,000, respectively.

11.      Commitments and Contingencies

                             Unused Credit Facility

         At December 31, 1995 and 1994, approximately $4,474,000 and $5,531,000, respectively of the Credit Facility, the maximum amount of which is $10,000,000, was unused.

                                     Leases

         The Trust is obligated under land leases to the year 2033. For each of the next five years the minimum annual payment under the leases is $104,000, and $2,943,000 thereafter. Total ground lease expense was $97,000, $30,000, and $124,000 respectively, during the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994.

                                   Litigation

         At December 31, 1994, the Trust was party to a number of lawsuits. Most involved ordinary disputes common in the real property management business and amounts immaterial to the Trust's overall financial condition.

         Other lawsuits, all of which have been resolved, involved the following matters:

         - Claims filed by the Senior Lender Group, Senior Mortgage Holders and other Claim Holders. These claims were settled in the Chapter 11 proceedings described in Note 1.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

11.      Commitments and Contingencies, continued

                              Litigation, continued

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

         A complaint was filed in April 1994 by the franchiser of most of the Trust's hotels, alleging trademark infringement and unfair business practices. Following extensive negotiations, the parties entered into a settlement agreement approved by the Bankruptcy Court which involved ongoing licensing arrangements for the hotels.

        Financial Status of The Peregrine Real Estate Trust (The Parent)

         The following matters raise substantial doubt about the Parent's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Subsequent to its emergence from bankruptcy on October 7, 1994, The Peregrine Real Estate Trust (the Parent) has incurred cumulative losses through December 31, 1995 of approximately $16,000,000.

         The Parent has not complied with the provision of its Senior Lender Group loan agreement to file its annual financial statements within 90 days of year end. The Parent is seeking to obtain a waiver from each of the members of the Senior Lender Group to extend the filing requirements for five days, but there is no assurance such waivers will be obtained. Under the terms of the loan agreement, the noncompliance with the filing requirement could cause acceleration of the note payable to the Senior Lender Group as well as substantially all other debt. To date the Senior Lenders have not indicated that they will accelerate the debt as a result of such noncompliance.

         At December 31, 1995, the Parent has potential cash commitments for fees to professional service firms in the approximate amount of $4,500,000 (before the potential addition of interest by the Bankruptcy Court) and estimates that capital expenditures of approximately $6,500,000 to $7,000,000 will be required during 1996 to develop and refurbish its hotel properties in accordance

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

11.      Commitments and Contingencies, continued

with Holiday Inn franchise requirements to maintain a competitive lodging product. Additionally, the Company will be required to begin paying interest in cash to its Senior Lender Group in October 1996. Payments in 1996 are estimated to be $1,000,000.

         Management of the Parent has developed a plan to meet these near term obligations, which includes the following:

         - The Parent anticipates selling various properties and other assets that, after payment of 80% of the proceeds of sale to the Senior Lender Group, would produce cash to assist in meeting its obligations, in addition to cash flow generated from normal operations.

         - The Parent may draw additional amounts available under its current line of credit to assist in meeting its obligations.

         - The Parent is also negotiating to refinance the existing debt on its hotel properties, which would provide additional borrowings to meet the capital improvement requirements for these hotel properties, as noted above. This refinancing would be subject to the approval of the Senior Lender Group.

         - The Parent is currently negotiating with the professional service firms regarding the ultimate payment to be made and the terms. If an agreement is reached, the Parent and the settling firms will submit a joint statement recommending payment amount and terms to the Bankruptcy Court in order for the Court to hear the matter on April 18, 1996. In addition, it is possible that the Bankruptcy Court could award interest on such past due amounts. The Company has evaluated its accrual with regard to such professional fees and has increased the accrual to $3,000,000.

         The Parent will remain under the jurisdiction of the Bankruptcy Court until a final decree is entered, which is expected to occur in 1996 after the matter related to professional fees is resolved. The Office of the U.S. Trustee filed a status report with the Bankruptcy Court in March 1996. The Parent subsequently filed a response to the status report. A status conference was held by the Bankruptcy Court on March 20, 1996. No request for relief is currently pending.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

12.      Selected Quarterly Financial Data (Unaudited)

                                                                    Quarter Ended
                                                                    -------------
                                                   March 31             June 30               September 30          December 31
                                                   --------             -------               ------------          -----------

1995
- ----

Revenues                                       $       6,853,000     $  7,269,000         $         6,618,000     $  6,337,000
                                               =================     ============         ===================     ============

Reorganization items                           $              --     $         --         $                --     $ (1,000,000)
                                               =================     ============         ===================     ============

(Loss) gain on foreclosure or
sale of investments, net                       $          (7,000)    $   (499,000)        $                --     $    322,000
                                               =================     ============         ===================     ============

Net loss                                       $        (761,000)    $ (1,327,000)        $        (1,296,000)    $(11,349,000)(1)
                                               =================     ============         ===================     ============

Net loss per share                             $           (0.16)    $      (0.27)        $             (0.27)    $      (2.32)
                                               =================     ============         ===================     ============






                                                                    Quarter Ended
                                                                    -------------

                                      December 31               March 31              June 30           September 30
                                      -----------               --------              -------           ------------

1994
- ----

Revenues                          $         8,581,000      $       7,747,000      $      8,090,000      $  7,752,000
                                  ===================      =================      ================      ============

Reorganization items              $          (492,000)     $        (936,000)     $     (2,067,000)     $ (4,219,000)
                                  ===================      =================      ================      ============

(Loss) gain on foreclosure or
sale of investments, net          $                --      $        (215,000)     $        175,000      $    728,000
                                  ===================      =================      ================      ============

Net loss                          $        (3,806,000)     $      (3,692,000)     $     (4,058,000)     $(11,444,000)(2)
                                  ===================      =================      ================      ============

Net loss per share                $             (0.15)     $           (0.15)     $          (0.16)     $      (0.46)
                                  ===================      =================      ================      ============



(1)  Includes $9,526,000 of valuation losses.

(2)  Includes $3,413,000 of valuation losses.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

13.      Fair Value of Financial Instruments

         In 1994, the Trust adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" (SFAS 107). SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

         The estimated fair value of the Trust's financial instruments including cash, notes receivable, rents and other receivables and notes payable at December 31, 1995 is approximately the same as their carrying amounts. It is not practicable to determine the fair value of the Trust's Redeemable Convertible Preferred Stock totaling $23,394,000 at carrying value as of December 31, 1995, due to the unusual nature of the instrument.

14.      Stock Option Plan

         During the Transition Period, the Trust adopted a stock option plan which provides the members of the Board of Trustees an opportunity to purchase Shares of Beneficial Interest. The aggregate number of Shares of Beneficial Interest which may be issued upon exercise of all Options granted under the plan shall not exceed 150,000. At December 31, 1995 and 1994, options for the purchase of 53,336 and 26,668 shares, respectively, were outstanding under the plan, all of which were exercisable.

         Under the terms of the stock option plan, options may be granted to members of the Board of Trustees who are not full time employees or officers of the Trust or any subsidiary of the Trust, on a fully diluted basis. The option price granted under the plan shall be the greater of (1) the Fair Market Value of the Shares of Beneficial Interest on the Effective Date, October 7, 1994, or
(2) two dollars. The option price granted under the Plan was two dollars per share. On the Effective Date, each participant was granted an Initial Option to purchase 6,667 Shares of Beneficial Interest. Thereafter, each participant whose commencement of services is after the Effective Date shall be granted an Initial Option to purchase 6,667 Shares of Beneficial Interest as of the date of the participant's commencement of service. Each participant shall also be granted additional options to purchase 6,667 Shares of Beneficial Interest on each of the next two

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

14.      Stock Option Plan, continued

anniversaries of the grant date of the Initial Option. No options were exercised during 1995 or during the Transition Period.

         The Plan of Reorganization provides that the Trust, at the discretion of the Board of Trustees, may adopt a stock option plan under which management may be granted options exercisable into a maximum of five percent of the Shares of Beneficial Interest, on a fully diluted basis. No such plan has been adopted.

15.      Income Taxes

         The income tax effect of temporary differences between financial and income tax reporting that give rise to a significant portion of the deferred income tax assets under the provision of SFAS 109 is as follows:

                                                                     1995             1994
                                                                     ----             ----

                           NOL carryforward                      $ 26,760,000      $ 26,813,000
                           Fixed assets                            20,254,000        21,688,000
                           Investments                             18,429,000        17,661,000
                           Notes receivable                           248,000           232,000
                           Capital loss carryforward                6,067,000         3,962,000
                           Other                                      832,000           918,000
                                                                 ------------      ------------
                                                                   72,590,000        71,274,000

                           Less valuation allowance (Note 1)      (72,590,000)      (71,274,000)
                                                                 ------------      ------------

                           Net                                   $       --        $       --
                                                                 ============      ============

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

         At December 31, 1995, the Trust had tax net operating loss carryforwards (NOL) which may be applied against future taxable income and which expire as follows:

                           Year                 Federal                   California
                           ----                 -------                   ----------

                           1996                 655,000                      313,000
                           1997                 655,000                      313,000
                           1998                 655,000                      313,000
                           1999                 655,000                      313,000
                           2000                 655,000                   11,348,000
                           2002                      --                   11,092,000
                           2003                      --                    8,196,000
                           2006               5,874,000                           --
                           2007              30,012,000                           --
                           2008              16,387,000                           --
                           2010              17,248,000                           --
                                           ------------                 ------------

                                           $ 72,796,000                 $ 31,888,000
                                           ============                 ============


         As required by SOP 90-7, any future benefit realized from NOL's which arose before the Effective Date of the Plan will be reported as a direct addition to paid-in capital.

         The Trust's alternative minimum tax operating loss carryforwards are substantially the same as its NOL at December 31, 1995.

         At the time of the prior change in ownership, when the Trust emerged from bankruptcy, it elected to be governed by tax provisions permitting the unlimited future use of NOL carryforwards. Under these same tax provisions, the amount of the NOL carryforward was reduced by $12,963,000 at the time of this election. If another ownership change, as defined by the Internal Revenue Code, occurs within two years after the ownership change of October 7, 1994, all NOL carryforwards as of the date of the second ownership change will be eliminated.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

16.      Fresh Start Balance Sheet of The Peregrine Real Estate Trust
         (Peregrine) Only:

         The effect of the Plan of Reorganization on The Peregrine Real Estate Trust's (formerly Commonwealth Equity Trust) balance sheet as of October 7, 1994, is as follows:



                                                                                                                     The Peregrine
                                                                                   Adjustments to Record              Real Estate
                                                                                   Confirmation of Plan                 Trust's
                                                                                   --------------------               Reorganized
                                                        Pre-              Debt           Exchange        Fresh       Balance Sheet,
                                                   Confirmation(1)    Discharge(2)      of Stock(3)     Start(4)    October 7, 1994
                                                   ---------------    ------------      -----------     --------    ---------------


Assets:
- -------

Investments:
     Rental properties, net                        $  91,823,000            --               --      $   5,036,000    $ 96,859,000
     Investment in CalREIT                            21,196,000            --               --               --        21,196,000
     Other Investments                                 6,449,000            --               --               --         6,449,000
                                                   -------------    ------------    -------------    -------------    ------------

                                                     119,468,000            --               --          5,036,000     124,504,000

Cash                                                   2,833,000            --               --               --         2,833,000
Other assets                                           2,612,000            --               --            833,000       3,445,000
                                                   -------------    ------------    -------------    -------------    ------------

         Total assets                              $ 124,913,000            --               --      $   5,869,000    $130,782,000
                                                   =============    ============    =============    =============    ============



Liabilities and Shareholders' Equity (Deficit):
- -----------------------------------------------
Liabilities:

Liabilities subject to compromise:
     Liabilities subject to compromise             $ 123,340,000    $(74,402,000)   $        --      $ (48,938,000)   $       --
     Due to CalREIT, subject to compromise               623,000        (121,000)            --           (502,000)           --
                                                   -------------    ------------    -------------    -------------    ------------
     Total liabilities subject to compromise         123,963,000     (74,523,000)            --        (49,440,000)           --
                                                   -------------    ------------    -------------    -------------    ------------

Liabilities not subject to compromise:
     Long-term notes payable, collateralized
        by deeds of trust on rental properties              --              --               --         39,573,000      39,573,000
     Notes payable to Lender Group                          --        40,000,000             --               --        40,000,000
     Post petition accounts payable and
        accrued expenses                              14,149,000      (7,142,000)         238,000       10,318,000      17,563,000
                                                   -------------    ------------    -------------    -------------    ------------
     Total liabilities not subject to compromise      14,149,000      32,858,000          238,000       49,891,000      97,136,000
                                                   -------------    ------------    -------------    -------------    ------------

                                                     138,112,000     (41,665,000)         238,000          451,000      97,136,000
                                                   -------------    ------------    -------------    -------------    ------------

Redeemable convertible preferred stock                      --        20,307,000             --               --        20,307,000
Shares of beneficial interest -
   pre-reorganization                                 25,093,000            --        (25,093,000)            --              --
Shares of beneficial interest -
   post-reorganization                                      --         6,963,000        6,376,000             --        13,339,000
Additional paid-in capital                           219,848,000                       18,479,000     (238,327,000)           --
Accumulated deficit                                 (258,140,000)     14,395,000             --        243,745,000            --
                                                   -------------    ------------    -------------    -------------    ------------

         Total liabilities and shareholders'
             equity                                $ 124,913,000    $          0    $           0    $   5,869,000    $130,782,000
                                                   =============    ============    =============    =============    ============

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

16. Fresh Start Balance Sheet of The Peregrine Real Estate Trust (Peregrine) Only, continued:

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

18.      Reorganization Items

         Reorganization items are calculated from August 2, 1993, the date on which the Trust filed its petition for reorganization, and consist of the following:



                                                            Commonwealth
                                                            Equity Trust
                                                         For the Year Ended
                                                             September 30,
                                                                 1994
                                                                 ----

Interest earned on accumulated cash                        $       38,000
Professional fees                                              (7,752,000)
                                                           --------------

Net reorganization items                                   $   (7,714,000)
                                                           ==============




         The prior accrual for professional fees during reorganization was increased by $1,000,000 in 1995.

                                    PART III


Item 10.          Trustees and Executive Officers of the Registrant


                  (a) Executive Officers. See "Executive Officers of the Registrant" in Part I of this report.

                  (b) Trustees. The information required by this Item is hereby incorporated by reference to the Trust's Proxy Statement under the heading "Election of Trustees" and the caption "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" filed with the Securities and Exchange Commission.


Item 11.          Executive Compensation

                  The information required by this Item is hereby incorporated herein by reference to the Proxy Statement under the captions "Compensation of Trustees" and "Executive Compensation."



Item 12.          Security Ownership of Certain Beneficial Owners and Management

                  The information required by this Item is hereby incorporated herein by reference to the Proxy Statement under the heading "Certain Beneficial Owners."


Item 13.          Certain Relationships and Related Transactions

                  The information required by this Item is hereby incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K


(a)  (1)          Financial Statements                                                 Page
- --------          --------------------                                                 ----

                  Included in Part II of this report:

                  Report of Independent Accountants                                    23-24
                  Consolidated Balance Sheets at December 31, 1995 and 1994               25
                  Consolidated Statements of Operations                                   26
                  Consolidated Statements of Changes in Shareholders' Equity
                            (Deficit) Accounts                                         27-28
                  Consolidated Statements of Cash Flows                                   29
                  Notes to Consolidated Financial Statements                           30-56

(a)  (2)          Consolidated Financial Statement Schedules and Exhibits Filed
- --------          -------------------------------------------------------------

Schedule III      Real Estate and Accumulated Depreciation                             59-63

Schedule IV       Mortgage Loans on Real Estate                                        64-66




The statements and schedules referred to above should be read in conjunction with the financial statements with notes thereto included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K


(c)      Exhibits

THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995          Page 1 Part A


- ------------------------------------------------------------------------------------------------------------------------------------
                       Column A                              Column B              Column C                    Column D
- --------------------------------------------------------    ------------  -------------------------   ------------------------------

                                                                                                      Cost Capitalization Subsequent
                                                                              Initial Cost to Trust          to Acquisition
                                                                              ----------------------  ------------------------------
                                                                                         Buildings,
                                                                                        Improvements
                                                                                        and Personal
                       Description                          Encumbrances       Land      Property    Improvements  Carrying Cost
                       -----------                          ------------       ----      --------    ------------  -------------


SHOPPING CENTERS:
   Regency Plaza, Sacramento, California                    $ 8,869,000    4,200,000     7,056,000    1,098,000         --
   University Village, Sacramento, California                 7,732,000      877,000     6,142,000    1,058,000         --
   TGIF Sunrise Hills, Citrus Heights, California                  --        450,000     1,125,000        5,000         --
   *Fulton Square, Sacramento, California                          --         Leased     3,536,000       82,000         --
   *Totem Square, Kirkland, Washington                        4,334,000    3,175,000     5,793,000      432,000         --
   Sunrise Hills, Citrus Heights, California                  4,336,000    2,316,000     3,192,000      497,000         --
   Sierra Oaks, Roseville, California                         4,976,000    1,892,000     4,746,000      275,000         --
                                                            -----------   ----------    ----------    ---------     ------

Total Shopping Centers                                       30,247,000   12,910,000    31,590,000    3,447,000         --
                                                            -----------   ----------    ----------    ---------     ------

OFFICE BUILDINGS:
   Timberlake, Sacramento, California                           484,000       Leased       804,000      257,000         --
   16th and K Streets, Sacramento, California                      --        388,000     2,677,000      171,000         --
   Town Center Garden Office Park, Long Beach, California          --      1,293,000     3,313,000      189,000         --
   One Sunrise Park, Rancho Cordova, California                    --        356,000     1,092,000      531,000         --
   Hurley Ethan Office Park I, Sacramento, California         1,322,000      410,000     1,237,000      832,000         --
   System Integrators Buildings, Sacramento, California       2,380,000      427,000     1,530,000       11,000         --
   Hurley Ethan Office Park II, Sacramento, California        2,408,000      827,000     1,391,000      317,000         --
                                                            -----------   ----------    ----------    ---------     ------

Total Office Buildings                                        6,594,000    3,701,000    12,044,000    2,308,000         --
                                                            -----------   ----------    ----------    ---------     ------

INDUSTRIAL BUILDINGS:
   11135 Trade Center Drive, Rancho Cordova, California            --        567,000     1,739,000      562,000         --
   11167 Trade Center Drive, Rancho Cordova, California            --        402,000       567,000       32,000         --
   *Redfield Commerce Center, Scottsdale, Arizona                  --        580,000       823,000      170,000         --
   *515 S. Fair Oaks Avenue, Pasadena, California                  --      1,410,000     4,305,000       30,000         --
   Parkway Center, El Dorado Hills, California                     --        233,000     1,048,000      249,000         --
   Mallory Service Building, Walnut Creek, California              --        852,000       154,000        4,000         --
                                                                          ----------    ----------    ---------     ------

Total Industrial Buildings                                  $      --      4,044,000     8,636,000    1,047,000         --
                                                            ----------    ----------    ----------    ---------     ------



                                                                     (Continued)

THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995          Page 2 Part A


- ------------------------------------------------------------------------------------------------------------------------------------
                       Column A                              Column B              Column C                    Column D
- --------------------------------------------------------    ------------  -------------------------   ------------------------------

                                                                                                      Cost Capitalization Subsequent
                                                                             Initial Cost to Trust          to Acquisition
                                                                             -----------------------  ------------------------------
                                                                                         Buildings,
                                                                                        Improvements
                                                                                        and Personal
                       Description                          Encumbrances       Land      Property    Improvements  Carrying Cost
                       -----------                          ------------       ----      --------    ------------  -------------


MINI-STORAGES:
   Burbank Mini-Warehouse, Santa Rosa, California           $      --         475,000       980,000        62,000         --
   Downtown Mini Storage, Sacramento, California                   --          Leased     1,340,000        31,000         --
                                                            -----------    ----------    ----------    ----------    ---------

Total Mini-Storages                                                --         475,000     2,320,000        93,000         --
                                                            -----------    ----------    ----------    ----------    ---------

LAND:
   Florin Perkins, Sacramento, California                          --         182,000          --            --           --
                                                            -----------    ----------    ----------    ----------    ---------

Total Land                                                         --         182,000          --            --           --
                                                            -----------    ----------    ----------    ----------    ---------

HOTELS:
   Park Terrace Inn, Redding, California                      1,860,000     1,047,000     1,167,000     1,344,000         --
   Chico Holiday Inn, Chico, California                            --         480,000     4,337,000     2,134,000         --
   Sacramento Holiday Inn, Sacramento, California                  --       2,297,000     5,719,000     2,185,000         --
   Walnut Creek Holiday Inn, Walnut Creek, California              --       1,099,000     1,812,000       569,000         --
   *Casa Grande Motor Inn, Aroyo Grande, California           3,089,000     1,289,000     3,911,000     1,277,000         --
                                                            -----------    ----------    ----------    ----------    ---------

Total Hotels                                                  4,949,000     6,212,000    16,946,000     7,509,000         --
                                                            -----------    ----------    ----------    ----------    ---------

Total Investment in Real Estate                             $41,790,000    27,524,000    71,536,000    14,404,000         --
                                                            ===========    ==========    ==========    ==========    =========

PARTNERSHIPS:
   CR Properties, Sacramento, California                    $      --            --            --            --           --
   Placer Ranch, Rocklin, California                               --            --            --            --      4,000,000
                                                            -----------    ----------    ----------    ----------    ---------

Total Investment in Partnerships                            $      --            --            --            --      4,000,000
                                                            ===========    ==========    ==========    ==========    =========


Total Investment in Real Estate and Partnerships            $41,790,000    27,524,000    71,536,000    14,404,000    4,000,000
                                                            ===========    ==========    ==========    ==========    =========

THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995          Page 1 Part B


- --------------------------------------------------------     -------------------------------------------------------
                       Column A                                                      Column E
- --------------------------------------------------------     -------------------------------------------------------

                                                                               Gross Amount at Which
                                                                             Carried at Close of Period
                                                                            ----------------------------
                                                                                             Valuation
                                                                             Buildings and     Write
                       Description                                Land       Improvements     Down (3)     Total (2)
                       -----------                                ----       ------------     --------     ---------


SHOPPING CENTERS:
   Regency Plaza, Sacramento, California                      $  4,200,000     8,154,000       218,000    12,136,000
   University Village, Sacramento, California                      877,000     7,200,000          -        8,077,000
   TGIF Sunrise Hills, Citrus Heights, California                  450,000     1,130,000          -        1,580,000
   *Fulton Square, Sacramento, California                           Leased     3,618,000       944,000     2,674,000
   *Totem Square, Kirkland, Washington                           3,175,000     6,225,000       604,000     8,796,000
   Sunrise Hills, Citrus Heights, California                     2,316,000     3,689,000          -        6,005,000
   Sierra Oaks, Roseville, California                            1,892,000     5,021,000       989,000     5,924,000
                                                              ------------    ----------     ---------    ----------

Total Shopping Centers                                          12,910,000    35,037,000     2,755,000    45,192,000
                                                              ------------    ----------     ---------    ----------

OFFICE BUILDINGS:
   Timberlake, Sacramento, California                               Leased     1,061,000       194,000       867,000
   16th and K Streets, Sacramento, California                      388,000     2,848,000          -        3,236,000
   Town Center Garden Office Park, Long Beach, California        1,293,000     3,502,000       152,000     4,643,000
   One Sunrise Park, Rancho Cordova, California                    356,000     1,623,000       189,000     1,790,000
   Hurley Ethan Office Park I, Sacramento, California              410,000     2,069,000          -        2,479,000
   System Integrators Buildings, Sacramento, California            427,000     1,541,000          -        1,968,000
   Hurley Ethan Office Park II, Sacramento, California             827,000     1,708,000          -        2,535,000
                                                              ------------    ----------     ---------    ----------

Total office buildings                                           3,701,000    14,352,000       535,000    17,518,000
                                                              ------------    ----------     ---------    ----------

COMMERCIAL BUILDINGS:
   11135 Trade Center Drive, Rancho Cordova, California            567,000     2,301,000          -        2,868,000
   11167 Trade Center Drive, Rancho Cordova, California            402,000       599,000          -        1,001,000
   *Redfield Commerce Center, Scottsdale, Arizona                  580,000       993,000       542,000     1,031,000
   *515 S. Fair Oaks Avenue, Pasadena, California                1,410,000     4,335,000     1,838,000     3,907,000
   Parkway Center, El Dorado Hills, California                     233,000     1,297,000          -        1,530,000
   Mallory Service Building, Walnut Creek, California              852,000       158,000          -        1,010,000
                                                              ------------    ----------     ---------    ----------

Total commercial buildings                                    $  4,044,000     9,683,000     2,380,000    11,347,000
                                                              ------------    ----------     ---------    ----------





- --------------------------------------------------------     -----------------------------------------------------------
                       Column A                                Column F      Column G         Column H      Column I
- --------------------------------------------------------     -------------  ------------     ----------   --------------


                                                                                                         Life on Which
                                                                                                        Depreciation in
                                                                                                         Latest Income
                                                               Accumulated    Date of           Date     Statement is
                       Description                            Depreciation  Construction      Acquired     Computed
                       -----------                            ------------  ------------      --------     --------


SHOPPING CENTERS:
   Regency Plaza, Sacramento, California                         335,000        1986           5/85         31 Years
   University Village, Sacramento, California                    283,000        1975          12/86         32 Years
   TGIF Sunrise Hills, Citrus Heights, California                 44,000        1984           1/87         32 Years
   *Fulton Square, Sacramento, California                        467,000        1980           5/91         40 Years
   *Totem Square, Kirkland, Washington                           797,000        1981          11/90         40 Years
   Sunrise Hills, Citrus Heights, California                     129,000        1981           1/89         34 Years
   Sierra Oaks, Roseville, California                            184,000        1989           1/89         34 Years
                                                               ---------

Total Shopping Centers                                         2,239,000
                                                               ---------

OFFICE BUILDINGS:
   Timberlake, Sacramento, California                             46,000        1973          12/86         32 Years
   16th and K Streets, Sacramento, California                    110,000        1987           8/87         33 Years
   Town Center Garden Office Park, Long Beach, California        143,000        1983          12/87         33 Years
   One Sunrise Park, Rancho Cordova, California                   91,000        1982           8/83         24 Years
   Hurley Ethan Office Park I, Sacramento, California             80,000        1978           4/88         34 Years
   System Integrators Buildings, Sacramento, California           59,000        1984           5/88         34 Years
   Hurley Ethan Office Park II, Sacramento, California            89,000        1981           6/88         34 Years
                                                               ---------

Total office buildings                                           618,000
                                                               ---------

COMMERCIAL BUILDINGS:
   11135 Trade Center Drive, Rancho Cordova, California          153,000        1984           5/88         34 Years
   11167 Trade Center Drive, Rancho Cordova, California           22,000        1984           5/88         34 Years
   *Redfield Commerce Center, Scottsdale, Arizona                308,000        1983           5/88         34 Years
   *515 S. Fair Oaks Avenue, Pasadena, California                803,000   1915/1988           7/88         40 Years
   Parkway Center, El Dorado Hills, California                    47,000        1985           1/88         33 Years
   Mallory Service Building, Walnut Creek, California              6,000        1970          10/88         34 Years
                                                               ---------

Total commercial buildings                                     1,339,000
                                                               ---------





                                                                     (Continued)

THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995          Page 2 Part B


- ------------------------------------------------------------------------------------------------------------------
                       Column A                                                 Column E
- ----------------------------------------------------    -------------------------------------------------------

                                                                       Gross Amount at Which
                                                                    Carried at Close of Period
                                                                    ----------------------------
                                                                                       Valuation
                                                                     Buildings and       Write
                       Description                           Land    Improvements       Down (3)      Total (2)
                       -----------                           ----    ------------       --------      ---------


   Burbank Mini-Warehouse, Santa Rosa, California       $   475,000    1,042,000             --       1,517,000
   Downtown Mini Storage, Sacramento, California             Leased    1,371,000             --       1,371,000
                                                        -----------   ----------       ----------   -----------

                                                            475,000    2,413,000             --       2,888,000
                                                        -----------   ----------       ----------   -----------

LAND:
   Florin Perkins, Sacramento, California                   182,000         --               --         182,000
                                                        -----------   ----------       ----------   -----------

Total land                                                  182,000            0                0       182,000
                                                        -----------   ----------       ----------   -----------

HOTELS:
   Park Terrace Inn, Redding, California                  1,047,000    2,511,000          871,000     2,687,000
   Chico Holiday Inn, Chico, California                     480,000    6,471,000        3,452,000     3,499,000
   Sacramento Holiday Inn, Sacramento, California         2,297,000    7,904,000             --      10,201,000
   Walnut Creek Holiday Inn, Walnut Creek, California     1,099,000    2,381,000             --       3,480,000
   *Casa Grande Motor Inn, Aroyo Grande, California       1,289,000    5,188,000        2,970,000     3,507,000
                                                        -----------   ----------       ----------   -----------

Total hotels                                              6,212,000   24,455,000        7,293,000    23,374,000
                                                        -----------   ----------       ----------   -----------

Total Investment in Real Estate                         $27,524,000   85,940,000       12,963,000   100,501,000
                                                        ===========   ==========       ==========   ===========

PARTNERSHIPS:
   CR Properties, Sacramento, California                $      --           --               --            --
   Placer Ranch, Rocklin, California                           --           --               --       4,000,000
                                                        -----------   ----------       ----------   -----------

Total Investment in Partnerships                        $      --           --               --       4,000,000
                                                        ===========   ==========       ==========   ===========

Total Investment in Real Estate and Partnerships        $27,524,000   85,940,000       12,963,000   104,501,000
                                                        ===========   ==========       ==========   ===========









- -------------------------------------------------------------------------------------------------------------
                       Column A                           Column F      Column G    Column H     Column I
- ----------------------------------------------------    ------------  -----------   --------   ---------------


                                                                                               Life on Which
                                                                                              Depreciation in
                                                                                               Latest Income
                                                        Accumulated     Date of      Date      Statement is
                       Description                      Depreciation  Construction  Acquired    Computed
                       -----------                      ------------  ------------  --------    --------


   Burbank Mini-Warehouse, Santa Rosa, California          40,000        1984        4/85       30 Years
   Downtown Mini Storage, Sacramento, California           52,000        1980        3/88       33 Years
                                                        ---------

                                                           92,000
                                                        ---------

LAND:
   Florin Perkins, Sacramento, California                    --           n/a        6/91            n/a
                                                        ---------

Total land                                                   --
                                                        ---------

HOTELS:
   Park Terrace Inn, Redding, California                  186,000   1968/1971        7/85       31 Years
   Chico Holiday Inn, Chico, California                   499,000   1972/1979        9/86       32 Years
   Sacramento Holiday Inn, Sacramento, California         511,000        1978        9/86       32 Years
   Walnut Creek Holiday Inn, Walnut Creek, California     192,000        1987        3/85       33 Years
   *Casa Grande Motor Inn, Aroyo Grande, California       325,000        1984        9/92       40 Years
                                                        ---------

Total hotels                                            1,713,000
                                                        ---------

Total Investment in Real Estate                         6,001,000
                                                        =========

PARTNERSHIPS:
   CR Properties, Sacramento, California                     --
   Placer Ranch, Rocklin, California                         --
                                                        ---------

Total Investment in Partnerships                             --
                                                        =========

Total Investment in Real Estate and Partnerships        6,001,000
                                                        =========





(1) The reduction in basis resulted from a judgment against the original seller of the property.

(2)  Represents total cost of assets after valuation allowance.

(3) The Trust establishes allowances for possible investment losses which represent the excess of the carrying value of individual properties over their estimated fair value. Various external factors, particularly the lack of credit available to purchasers of real estate and overbuilt real estate markets have adversely affected real estate and necessitated the allowance.

(4)  Property was returned to the lender due to foreclosure in February 1996.

* Denotes properties owned by Cal REIT.

THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION



Reconciliation of total real estate carrying values for the year ended December
  31, 1995, the Transition Period, and the year ended September 30, 1994 are as follows:


                                                                        Commonwealth
                                                                        Equity Trust
                                                                       -------------
                                       Year Ended                        Year Ended
                                      December 31,       Transition     September 30,
                                         1995              Period           1994
                                         ----              ------           ----

ASSET RECONCILIATION:
    Balance, beginning of period     $ 114,579,000    $ 142,183,000    $ 164,738,000
    Fresh Start Adjustment                    --        (24,691,000)            --
                                     -------------    -------------    -------------

    Adjusted beginning balance         114,579,000      117,492,000      164,738,000

    Additions:

       Improvements                      2,465,000          181,000        1,493,000

    Deductions:

       Real estate sold                 (6,476,000)      (3,025,000)     (10,628,000)

       Insubstance foreclosure          (2,967,000)            --        (10,586,000)

       Valuation losses                 (7,100,000)         (69,000)      (2,834,000)
                                     -------------    -------------    -------------

    Balance, end of period           $ 100,501,000    $ 114,579,000    $ 142,183,000
                                     =============    =============    =============



ACCUMULATED DEPRECIATION
  RECONCILIATION:
    Balance, beginning of period     $   2,812,000    $  31,746,000    $  31,708,000
    Fresh start adjustment                    --        (29,728,000)            --
                                     -------------    -------------    -------------

    Adjusted beginning balance           2,812,000        2,018,000       31,708,000

    Additions:

       Depreciation                      3,292,000          807,000        4,703,000

    Deductions:

       Accumulated depreciation on
         real estate sold                 (103,000)         (13,000)      (2,062,000)

       Accumulated depreciation on
         insubstance foreclosures             --               --         (2,603,000)
                                     -------------    -------------    -------------

    Balance, end of period           $   6,001,000    $   2,812,000    $  31,746,000
                                     =============    =============    =============

THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(Notes Receivable Collateralized by Deeds of Trust)
DECEMBER 31, 1995

              Column A                      Column B   Column C             Column D                           Column E
              --------                      --------   --------             --------                           --------

                                                        Final
                                            Interest   Maturity                                                  Prior
             Description                      Rate       Date          Periodic Payment Terms                    Liens
             -----------                      ----       ----          ----------------------                    -----


FIRST DEEDS OF TRUST:

      Commercial Building, Corona,
        California                           10.50%      1995        Monthly interest only payments               N/A

      *Office Building, Phoenix,
        Arizona                               8.00%      1996        Monthly interest only payments               N/A

      *Office/Commercial Building,
        Phoenix, Arizona                      8.00%      2000        Monthly 5% interest only payments            N/A

      *Retail Building, Tempe
        Arizona                               9.50%      2012        Monthly principal and interest
                                                                       payments of $9,249                         N/A

      Office/Retail Building,  Fullerton
        California                            9.50%      2004        Monthly principal and interest
                                                                       payments of $3,713                         N/A

      Medical Building, Milpitas,             8.50%-
        California                           11.50%      2005        Monthly interest only payments               N/A

SECOND DEEDS OF TRUST:

      *Commercial Building, Pacheco,
        California                            9.25%      1998        Monthly interest only payments         2,145,000

      Commercial Office Building,
        San Francisco, California            11.50%      1996        Monthly interest only payments         2,660,000

      Industrial Building, Corona
        California                           11.00%      1993        Monthly interest only payments         1,293,000


              Column A                         Column F                 Column G                       Column H
              --------                         --------       ---------------------------------        --------


                                                              Valuation Write      Carrying       Principal Amount of
                                            Face Amount         Downs and        Amount of         Loans Subject to
                                               of Notes           Deferred           Notes         Delinquent Principal
             Description                      Receivable          Gains (2)        Receivable (1)       or Interest
             -----------                      ----------          ---------        --------------       -----------


FIRST DEEDS OF TRUST:

      Commercial Building, Corona,
        California                            $1,380,000            180,000         $1,200,000          $1,380,000

      *Office Building, Phoenix,
        Arizona                                  861,000            254,000            607,000                None

      *Office/Commercial Building,
        Phoenix, Arizona                       8,248,000          2,084,000          6,164,000                None

      *Retail Building, Tempe
        Arizona
                                                 913,000                               913,000                None

      Office/Retail Building,  Fullerton
        California
                                                 421,000            135,000            286,000                None

      Medical Building, Milpitas,
        California                             2,240,000                             2,240,000                None

SECOND DEEDS OF TRUST:

      *Commercial Building, Pacheco,
        California                               746,000            190,000            556,000                None

      Commercial Office Building,
        San Francisco, California                399,000                               399,000                None

      Industrial Building, Corona
        California                                     0                                     0                None

THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(Notes Receivable Collateralized by Deeds of Trust)
DECEMBER 31, 1994


- ----------------------------------------------------------------------------------------------------------------------
              Column A                      Column B   Column C             Column D                     Column E
              --------                      --------   --------             --------                     --------



                                                         Final
                                            Interest    Maturity                                           Prior
             Description                      Rate        Date          Periodic Payment Terms             Liens
             -----------                      ----        ----          ----------------------             -----


SECOND DEEDS OF TRUST (CONTINUED):

      *Office/Retail Complex, Fountain                            50% of excess cash flows applied to
        Valley, California                        7.63%    2014     interest and then principal           6,611,000

      *Office/Warehouse Complex,             10.00% to
        Sunnyvale, California                    16.00%    1989    Monthly interest only payments           845,000

      *Commercial Building, Tempe
        Arizona                                   8.00%    2000    Monthly 4% interest only payments        913,000


                                                                                                        --------------
                                                                                                        $14,467,000
                                                                                                        ==============





- -------------------------------------------------------------------------------------------------------------------
              Column A                       Column F                 Column G                       Column H
              --------                       --------       -------------------------------          --------


                                                            Valuation Write    Carrying        Principal Amount of
                                            Face Amount       Downs and       Amount of          Loans Subject to
                                              of Notes         Deferred         Notes          Delinquent Principal
             Description                     Receivable        Gains (2)     Receivable (1)        or Interest
             -----------                     ----------        ---------     --------------        -----------


SECOND DEEDS OF TRUST (CONTINUED):

      *Office/Retail Complex, Fountain
        Valley, California                     6,454,000      5,888,000          566,000               None

      *Office/Warehouse Complex,
        Sunnyvale, California                  2,071,000        496,000        1,575,000          2,071,000

      *Commercial Building, Tempe
        Arizona                                  360,000        239,000          121,000               None


                                            --------------------------------------------
                                             $24,093,000     $9,466,000      $14,627,000
                                            ============================================





(1) Represents carrying amount of notes after valuation allowance and deferred gains.

(2) The Trust establishes allowances for possible investment losses which represent the excess of the face amount of the note over the estimated fair value of the property collateralizing the note. In addition, deferred gains have been recorded against notes receivable when required under SFAS 66 (Note 1). Such write downs in no way limit the obligation of the borrower to comply with the terms of the note.

*  Denotes mortgages owned by Cal REIT.

THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE



A summary of activity for note receivable collateralized by deeds of trust for the year ended December 31, 1995, the Transition Period, and the year ended September 30, 1994 are as follows:



                                                                                             Commonwealth
                                                                                             Equity Trust
                                                                                             -------------
                                                        Year Ended                            Year Ended
                                                        December 31,       Transistion       September 30,
                                                          1995               Period              1994
                                                          ----               ------              ----

Balance, beginning of period                           $ 16,914,000       $ 15,804,000       $ 19,232,000

     Additions:

         New loans                                        2,240,000          1,319,000               --

         Recognition of deferred gain                        66,000             12,000               --

         Accretion of discount                                 --                 --              284,000

         Gain on sale of notes receivable                      --                 --              181,000

     Deductions:

         Collections on principal                        (2,030,000)           (86,000)        (2,970,000)

         Deductions from note receivable
           on in substance foreclosure                         --                 --             (344,000)

         Deductions from loss on prepayment
           on notes receivable                             (137,000)              --                 --

         Deductions from valuation losses
           and deferred gains on notes receivable        (2,426,000)          (135,000)          (579,000)
                                                       ------------       ------------       ------------

Balance, end of period                                 $ 14,627,000       $ 16,914,000       $ 15,804,000
                                                       ============       ============       ============

                                   Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE PEREGRINE REAL ESTATE TRUST

         March 31, 1996                       s/ John McMahan
         --------------                       ---------------------------------
         Date                                 John McMahan
                                              Chairman of the Board and
                                              Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         March 31, 1996                       /s/ John McMahan
         --------------                       ---------------------------------
         Date                                 John McMahan
                                              Chairman of the Board

         March 31, 1996                       /s/ E. Lawrence Hill, Jr.
         --------------                       ---------------------------------
         Date                                 E. Lawrence Hill, Jr.
                                              Trustee

         March 31, 1996                       /s/ John F. Salmon
         --------------                       ---------------------------------
         Date                                 John F. Salmon
                                              Trustee

         March 31, 1996                       /s/ Kenneth T. Seeger
         --------------                       ---------------------------------
         Date                                 Kenneth T. Seeger
                                              Trustee