Form 10-K/A
period 1995-12-31
PEREGRINE REAL ESTATE TRUST
filed 1996-04-30
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-K
                                       on
                                   FORM 10-K/A

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

         For the Transition period from
                                        ------------------------

Commission File Number 0-9097

                         THE PEREGRINE REAL ESTATE TRUST
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                     CALIFORNIA                                  94-2255677
                     ----------                                  ----------
          (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                    Identification No.)

 1300 ETHAN WAY, SUITE 200, SACRAMENTO, CALIFORNIA                 95825
      (Address of principal executive office)                      -----
                                                                 (Zip Code)

Registrant's telephone number, including area code:            (916) 929-8244

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

                                                           [X]

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

Yes  X            No
    ---              ---

                               OUTSTANDING SHARES

As of March 31, 1996, there were 4,881,055 outstanding Common Shares of Beneficial Interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

- --------------------------------------------------------------------------------

                                    PART III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Item 10.  Trustees and Executive Officers of the Registrant
- --------------------------------------------------------------------------------


         (a) Executive Officers. See "Executive Officers of the Registrant," in
Part I of this report.

         (b) Trustees. The Restated Declaration of Trust provides that, so long as any Preferred Shares are outstanding, the Trust is to be managed by a Board of five trustees, four of whom are to be elected by the holders of Common Shares, and one of whom is to be elected by holders of Preferred Shares. At the time of the reorganization, five trustees were designated, but due to the resignation of Frank A. Morrow in February 1996, the Board is currently composed of four trustees. At the next annual meeting of shareholders, the holders of Common Shares will have the right to elect four trustees, for a term of one year and until their successors are elected and qualified. Holders of Preferred Shares may, at any time, elect a fifth trustee. If the holders of Preferred Shares do not elect a fifth trustee, the unfilled position will remain vacant, in accordance with the provisions of the Restated Declaration of Trust.

         The following table sets forth certain information as of March 31, 1996 with respect to the trustees of the Trust, all of whom have served as trustees since October 1994.

NAME                          AGE                      POSITION
- ----                          ---                      --------
John McMahan                  58         Chairman of the Board of Trustees;
                                         Interim Chief Executive Officer

E. Lawrence Hill              44         Trustee

John F. Salmon                50         Trustee

Kenneth T. Seeger             46         Trustee


         There are no arrangements or understandings between any Trustee and any other person pursuant to which the Trustee was selected as a Trustee except as specified in the Plan. There are no family relationships among any of the Trustees. Mr. McMahan also serves on the Board of Trustees of CalREIT.

         The principal occupations and affiliations of the Trustees are as follows:

         JOHN MCMAHAN, CHAIRMAN OF THE BOARD. Mr. McMahan is President of The McMahan Group, a San Francisco-based real estate management firm founded in 1994. Mr. McMahan has also served as the Chief Executive Officer of Mellon/McMahan Real Estate Advisors, Inc., which grew into one of the country's largest real estate investment advisors. He is a faculty member at the Haas Graduate School of Business at the University of California at Berkeley. Mr. McMahan has published many articles on real estate investment and has been active in several national real estate organizations, including the National Association of Real Estate Investment Trusts. Mr. McMahan graduated from the University of Southern California and received an MBA degree in 1961 from the Harvard Graduate School of Business. He serves on the boards of California Real Estate Investment Trust and BRE Properties, Inc., and has been chairman of The National Association of Real Estate Investment Managers.

         E. LAWRENCE HILL, JR., TRUSTEE. Mr. Hill is the founder and President of Hickey & Hill, Inc., a 12-year old turnaround and workout specialty firm based in the San Francisco bay area. Mr. Hill's firm has worked with a variety of clients including high-technology, banking and real estate companies requiring near and/or long term rescue. His real estate clients have included hotel, mixed-use light industrial, residential and retail property owners. Successful turnarounds managed by his company have used various restructuring, recapitalization and reorganization strategies. Prior to founding his own company, Mr. Hill was a Vice President with the Bank of California in its Workout and Restructuring Department. In this capacity, for more than five years, he managed approximately one-third of the bank's non-performing assets implementing appropriate hold/sell plans for each property. Mr. Hill received a BS degree and an MS degree in engineering from Stanford University in 1974. He currently serves as interim Chief Executive Officer of Carlos Murphy's, Inc.

         JOHN F. SALMON, TRUSTEE. Mr. Salmon is a San Francisco-based commercial real estate consultant. He previously served in Sacramento for five years as Director of the Governor's Office of Asset Management of the State of California. While in that position, he established procedures for reviewing the state's sizable real estate holdings, developed real property operating and disposition proposals for the Administration and the Legislature, redirected the state's office leasing policies and counseled state government agencies on institutional facility and asset management strategies. Prior to joining the Governor's Office, Mr. Salmon was the Vice President, Property Development and Sales of Santa Fe Pacific Realty Corporation (now Catellus Development Corporation) in San Francisco. There he managed the land planning, building development and property disposition activities of the company's three million acre, 18-state real estate portfolio. Mr. Salmon graduated from the University of Notre Dame in 1967 with a BBA degree in Accounting, and received a JD degree from the University of Illinois in 1971.

         KENNETH T. SEEGER, TRUSTEE. Mr. Seeger is the president of The Presidio Group, Inc., TPG Management, Inc., and Residences, Inc., all of which are real estate asset management and development companies based in the San Francisco Bay Area. Until November 1993, Mr. Seeger was responsible for all finance and acquisition activities for Southwest Diversified/Coscan Partners, a major Irvine-based development company. Real estate development projects have included both residential and commercial properties throughout California and in Arizona. Prior to that, Mr. Seeger was a Senior Vice President with The Fox Group of Companies where he was responsible for all project financing. He also has had considerable experience in risk management, income-property operations and new business development. Mr. Seeger graduated from the Wharton School at the University of Pennsylvania in 1972. He is a full member of the Urban Land Institute, is on the Pacific Rim Urban Planning and Development Council and has served on the Advisory Board of the School of Real Estate at the University of California at Berkeley.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Trust's trustees and executive officers, and persons who own more than ten percent (10%) of a registered class of its equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of all equity securities of the Trust.

         To the Trust's knowledge, based solely on review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, trustees and greater than ten percent shareholders were complied with.

- --------------------------------------------------------------------------------
Item 11. Executive Compensation
- --------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table shows compensation paid by the Trust from the effective date of the reorganization in 1994 until the end of fiscal 1995 to Frank A. Morrow, who served as chief executive officer of the Trust during fiscal 1995, and to each other executive officer whose annual compensation exceeded $100,000 (together, the "Named Officers"). Mr. Morrow's engagement with the Trust as Chief Executive Officer was terminated on January 18, 1996 in accordance with the terms of his services agreement. John McMahan was appointed interim Chief Executive Officer as of such date. Mr. Arnold Brown's engagement with the Trust as Vice President and Chief Financial
Officer was terminated in November 1995 in accordance with the terms of his services agreement.

                                            SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION

           NAME AND                                                         OTHER ANNUAL
      PRINCIPAL POSITION           PERIOD*         SALARY         BONUS     COMPENSATION
      ------------------           ------          ------         -----     ------------
Frank A. Morrow              1995                 $300,000         --              --
Chief Executive Officer      October 7 to
during 1995                  December 31, 1994    $ 70,000         --              --
Arnold E. Brown**            1995                 $ 99,750         --          $28,500***
Vice President and Chief     October 7 to
Financial Officer            December 31, 1994    $ 28,500       $12,500           --

*The officers named above were engaged at the time of the Effective Date of the Plan of Reorganization on October 7, 1994. Accordingly, compensation information is provided from the date of engagement until the end of fiscal 1995.

**In addition , Mr. Brown received from CalREIT salary and severance pay of $40,500 in 1995, and salary of $9,000 in 1994.

***Consists of severance pay, as described below.

COMPENSATION OF TRUSTEES

         During 1995, each Trustee of the Trust was paid $5000 per quarter, $1000 for each full-day Board of Trustees meeting attended, and $500 for each half-day meeting, telephone meeting, or special committee meeting attended.

         Under the terms of the Trust's Stock Option Plan, options to purchase Common Shares have been granted to members of the Board of Trustees who are not full time employees or officers of the Trust or any subsidiary of the Trust. During 1995, the four non-employee trustees received options covering a total of 26,668 Common Shares. The exercise price in each case was $2.00 per share. No outstanding options were exercised under the Stock Option Plan during 1995.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Chief Executive Officer of the Trust during 1995, Frank A. Morrow, was engaged at the time of the reorganization in October 1994 pursuant to a personal services contract (the "Services Contract") between the Trust, Mr. Morrow, and a management company of which Mr. Morrow is a principal. The terms of the Services Contract were approved by the Bankruptcy Court. Compensation provided to Mr. Morrow under the Services Contract was in a fixed monthly amount of $25,000. The Services Contract was terminated on January 18, 1996 pursuant to its terms. Upon termination, Mr. Morrow was entitled to receive and did receive a severance payment equal to $212,500.

         The former Chief Financial Officer of the Trust, Arnold Brown, was engaged at the time of the reorganization in October 1994 pursuant to an independent contractor agreement (the "Independent Contractor Agreement") between the Trust and a corporation of which Mr. Brown is a principal. Compensation provided to Mr. Brown under the Independent Contractor Agreement was in a fixed monthly amount of $9,500. The Independent Contractor Agreement was terminated in November 1995 and Mr. Brown was entitled to and did receive a severance payment equal to three months compensation, or $28,500.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         The Board of Trustees has established a Compensation Committee consisting of one independent trustee, Kenneth T. Seeger.

         Mr. John McMahan, the Chairman of the Board of Trustees and interim Chief Executive Officer, also serves on the Board of Trustees of CalREIT. Mr. Frank A. Morrow, the former Chief Executive Officer during 1995, also served and continues to serve as Chairman of the Board of Trustees and Chief Executive Officer of CalREIT. Mr. Arnold Brown, the Trust's former Chief Financial Officer during part of 1995, also served and continues to serve as a trustee of CalREIT.

         Both the Trust and CalREIT are self-administered. However, they share certain costs, including personnel costs, for which CalREIT reimburses the Trust pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable) that is negotiated annually. During 1995 reimbursable costs charged by the Trust to CalREIT approximated $435,000.

- --------------------------------------------------------------------------------
Item 12.          Security Ownership of Certain Beneficial Owners and Management
- --------------------------------------------------------------------------------

         The following table sets forth certain information as of March 31, 1996 with respect to the beneficial ownership of the outstanding Common Shares and Preferred Shares by (i) all persons known by the Trust to own more than five percent of either class of shares, or to be a member of a group that owns more than five percent of either class of shares, and (ii) by each trustee, or Named Officer.

                                                                                   Shares
                                             Name and Address of                Beneficially     Percent
Title of Class                                Beneficial Owner                      Owned        of Class
- --------------                                ----------------                      -----        --------
Redeemable Convertible           Pacific Mutual Life Insurance Company
Preferred Shares                 c/o Ronn Cornelius
                                 700 Newport Center Drive
                                 Newport Beach, CA  92660                         3,475,384        26.6%

                                 The Prudential Insurance Company
                                 of America(1)
                                 c/o Don Dyche
                                 Corporate Finance Group, 9th Floor
                                 Four Gateway Center
                                 100 Mulberry Center

                                                                                   Shares
                                             Name and Address of                Beneficially     Percent
Title of Class                                Beneficial Owner                      Owned        of Class
- --------------                                ----------------                      -----        --------
                                 Newark, NJ  07102-4069                           2,172,115        16.6%

                                 TCW Special Credits Plus Fund(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                           1,729,178        13.3%

                                 TCW Special Credits Fund IV(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                           1,617,617        12.4%

                                 TCW Special Credits Trust IV(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                           1,394,498        10.7%

                                 PRUCO Life Insurance Company(1)
                                 c/o Don Dyche
                                 Corporate Finance Group, 9th Floor
                                 Four Gateway Center
                                 100 Mulberry Street
                                 Newark, NJ  07102-4069                           1,303,270        10.0%

                                 Orix USA Corp.
                                 c/o Arnold Kawano
                                 780 Third Avenue, Floor #48
                                 New York, NY  10017                                521,308         4.0%

                                 Weyerhaeuser Company Master
                                 Retirement Trust(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                             502,019         3.8%

                                 TCW Special Credits Fund IVA(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                             334,680         2.6%
                                                                                 ----------         ---
                                                   Total                         13,050,069         100%

(1)  Shares held by:       Gateway Recovery Trust
                           c/o Michael Morcom
                           Trust Administrator
                           Chemical Bank
                           450 West 33rd Street
                           New York, NY  10001-2697

(2)  Shares held by:       Salkeld & Company
                           c/o Bankers Trust Company
                           16 Wall Street, M/S 4042
                           New York, NY  10015

                                                                                   Shares
                                             Name and Address of                Beneficially     Percent
Title of Class                                Beneficial Owner                      Owned        of Class
- --------------                                ----------------                      -----        --------
Common Shares                    Pacific Mutual Life Insurance Company
                                 c/o Ronn Cornelius
                                 700 Newport Center Drive
                                 Newport Beach, CA  92660                          681,913         13.9%

                                 The Prudential Insurance Company
                                 of America(1)
                                 c/o Don Dyche
                                 Corporate Finance Group, 9th Floor
                                 Four Gateway Center
                                 100 Mulberry Center
                                 Newark, NJ  07102-4069                            426,195          8.7%

                                 TCW Special Credits Plus Fund(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                            339,286          6.9%

                                 TCW Special Credits Fund IV(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                            317,396          6.5%

                                 TCW Special Credits Trust IV(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                            273,618          5.6%

                                 PRUCO Life Insurance Company(1)
                                 c/o Don Dyche
                                 Corporate Finance Group, 9th Floor
                                 Four Gateway Center
                                 100 Mulberry Street
                                 Newark, NJ  07102-4069                            255,717          5.2%

                                 Orix USA Corp.
                                 c/o Arnold Kawano
                                 780 Third Avenue, Floor #48
                                 New York, NY  10017                               102,287          2.1%

                                                                                   Shares
                                             Name and Address of                Beneficially     Percent
Title of Class                                Beneficial Owner                      Owned        of Class
- --------------                                ----------------                      -----        --------
                                 Weyerhaeuser Company Master
                                 Retirement Trust(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                              98,502         2.0%

                                 TCW Special Credits Fund IVA(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                              65,668         1.3%
                                                                                  ---------
                                                   Subtotal                       2,560,582

                                 E. Lawrence Hill, Jr.                               13,334**        *

                                 John McMahan***                                     13,334**        *

                                 John F. Salmon                                      13,334**        *

                                 Kenneth T. Seeger                                   13,334**        *

                                                   Subtotal                          53,336

                                                                                  ---------
                                                   Total                          2,613,918
                                                                                  =========

(1)  Shares held by:       Gateway Recovery Trust
                           c/o Michel Morcom
                           Trust Administrator
                           Chemical Bank
                           450 West 33rd Street
                           New York, NY  10001-2697

(2)  Shares held by:       Cede & Company
                           7 Hanover Square
                           New York, NY  10004

         No Other Officers or Trustees beneficially own any shares.

*        Does not exceed one percent of outstanding shares.
**       Shares under option.

*** John McMahan also owns 10,000 shares of the California Real Estate Investment Trust ("CalREIT"), which is 76% owned by the Trust (see "Certain Relationships and Related Transactions" below). Such shares represent less than .001% of the outstanding shares of CalREIT.

- --------------------------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions
- --------------------------------------------------------------------------------

         The Trust owns 76% of the shares of CalREIT and Messrs. McMahan, Morrow and Brown are trustees of CalREIT. Both the Trust and CalREIT are self-administered. However, they share certain costs, including personnel costs, for which CalREIT reimburses the Trust pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable) that is negotiated annually. During 1995 reimbursable costs charged by the Trust to CalREIT approximated $435,000.

         Employees of The McMahan Group, a real estate management firm of which the Trust's interim Chief Executive Officer, Mr. John McMahan, is a principal, began providing consulting services in 1996 to the Trust for hourly rates up to $150.00.

                                   Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE PEREGRINE REAL ESTATE TRUST


April 30, 1996                          /s/ John McMahan
                                        ----------------
                                        John McMahan
                                        Chairman of the Board
                                        Interim Chief Executive Officer