Form 10-Q
period 1996-03-31
PEREGRINE REAL ESTATE TRUST
filed 1996-05-15
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                            OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________ to __________________

Commission file number 0-9097

                         The Peregrine Real Estate Trust
             (Exact name of registrant as specified in its charter)

                   California                                  94-2255677
- ---------------------------------------------               ----------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                              Identification No.)

                    1300 Ethan Way, Suite 200, Sacramento, CA
                    -----------------------------------------
                    (Address of principal executive offices)

                                      95825
                                   -----------
                                   (Zip Code)

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

Yes    X          No
    -------           -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X     No
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at March 31, 1996
- ------------------------------------              -----------------------------
Shares of Beneficial Interest                               4,881,055
Par value one dollar per share

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                Item 2.  Management's Discussion and
Provide the Information required by Rule      Analysis of Financial Condition and Results
of Regulation S-X (17 CFR Part 210).            of Operations.
                                              Furnish the information required by Item 303
                                              Regulation S-K (Section 229.303 of this chapter).

- -------------------------------------------------------------------------------
                         THE PEREGRINE REAL ESTATE TRUST
- -------------------------------------------------------------------------------

INDEX                                                                                                          PAGE
PART I.           FINANCIAL INFORMATION

                  Item 1:           Financial Statements

                                    Consolidated Balance Sheets -
                                        March 31, 1996 and December 31, 1995                                      1

                                    Consolidated Statements of Operations -
                                        For the Three Months Ended
                                        March 31, 1996 and 1995                                                   2

                                    Consolidated Statements of Cash Flows -
                                        For the Three Months Ended
                                        March 31, 1996 and 1995                                                   3

                                    Notes to Consolidated Financial Statements                               4 - 13

                  Item 2:           Management's Discussion and Analysis of
                                        Financial Condition and Results of Operations                       14 - 20


PART II.          OTHER INFORMATION

                  Item 1:           Legal Proceedings                                                            21

                  Item 2:           Changes in Securities                                                        21

                  Item 3:           Defaults Upon Senior Securities                                              21

                  Item 4:           Submission of Matters to a Vote of Security Holders                          21

                  Item 5:           Other Information                                                            21

                  Item 6:           Exhibits and Reports on Form 8-K                                             21

                          PART I: FINANCIAL INFORMATION

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND AFFILIATES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,           DECEMBER 31,
                                                                                        1996                  1995
                                                                                     (UNAUDITED)            (AUDITED)
                                                                                     -----------            ---------
                    ASSETS

INVESTMENTS:
     Rental properties                                                              $  90,120,000         $  94,500,000
     Partnership interests                                                              2,610,000             4,000,000
     Notes receivable, net of deferred gains of $1,255,000
         at March 31, 1996 and December 31, 1995                                       14,610,000            14,627,000
                                                                                    -------------         -------------

                                                                                      107,340,000           113,127,000

Cash                                                                                    5,447,000             5,079,000
Restricted cash                                                                         1,435,000               185,000
Rents and accrued interest receivable, net of allowance of $1,362,000
     and $1,040,000 at March 31, 1996 and December 31, 1995, respectively               2,403,000             1,354,000
Other assets                                                                            2,316,000             2,048,000
                                                                                    -------------         -------------

         Total assets                                                               $ 118,941,000         $ 121,793,000
                                                                                    =============         =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Long-term notes payable, collateralized by
         deeds of trust on rental properties                                        $  39,584,000         $  42,703,000
     Notes payable to Senior Lender Group                                              44,374,000            43,441,000
     Line of Credit                                                                     7,545,000             5,526,000
     Accounts payable and accrued expenses                                              7,117,000             6,673,000
                                                                                    -------------         -------------

                                                                                       98,620,000            98,343,000
                                                                                    -------------         -------------

Minority interests                                                                      5,963,000             5,858,000
                                                                                    -------------         -------------

Redeemable convertible preferred stock: 25,000,000 shares authorized; 13,050,000 and 12,728,000 shares issued and outstanding at March 31, 1996 and December
     31, 1995, respectively; net of unaccreted discount of $2,025,000 and
     $2,063,000 at March 31, 1996 and December 31, 1995, respectively;
     liquidation preference of $26,100,000 and $25,457,000 at March 31, 1996 and
     December 31, 1995, respectively                                                   24,075,000            23,394,000
Shares of beneficial interest:  50,000,000 shares authorized; 4,881,000
     shares outstanding                                                                13,356,000            13,356,000

Accumulated deficit                                                                   (23,073,000)          (19,158,000)
Commitments and contingencies
                                                                                    -------------         -------------
         Total liabilities and shareholders' equity                                 $ 118,941,000         $ 121,793,000
                                                                                    =============         =============



          See accompanying notes to consolidated financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                1996                1995
                                                            -----------         -----------
REVENUES:
     Hotel                                                  $ 3,187,000         $ 3,057,000
     Rent                                                     2,954,000           3,376,000
     Interest                                                   379,000             420,000
                                                            -----------         -----------
                                                              6,520,000           6,853,000
                                                            -----------         -----------

EXPENSES:
     Hotel operating expenses                                 2,624,000           2,502,000
     Operating expenses                                         993,000           1,263,000
     Property management                                        218,000             118,000
     Depreciation and amortization                              780,000             854,000
     Interest                                                 2,033,000           2,096,000
     General and administrative                               1,615,000             784,000
                                                            -----------         -----------
                                                              8,263,000           7,617,000
                                                            -----------         -----------

         Loss before gain (loss) on foreclosure or
           sale of investments, valuation losses,
           extraordinary item and minority interest          (1,743,000)           (764,000)

Gain (loss) on foreclosure or sale of investments               299,000              (7,000)
                                                            -----------         -----------

         Loss before valuation losses, extraordinary
           item and minority interest                        (1,444,000)           (771,000)

Valuation losses                                             (1,685,000)               --
                                                            -----------         -----------

         Loss before extraordinary
           item and minority interest                        (3,129,000)           (771,000)

Extraordinary item                                                 --                68,000
                                                            -----------         -----------

         Loss before minority interest                       (3,129,000)           (703,000)

Minority interest in net income of affiliate                   (105,000)            (58,000)
                                                            -----------         -----------

         Net loss                                           $(3,234,000)        $  (761,000)
                                                            ===========         ===========

Loss per share before extraordinary item                    $     (0.66)        $     (0.17)
                                                            ===========         ===========
Income per share of extraordinary item                      $      --           $      0.01
                                                            ===========         ===========
Net loss per share of beneficial interest                   $     (0.66)        $     (0.16)
                                                            ===========         ===========


          See accompanying notes to consolidated financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   1996                1995
                                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $(3,234,000)        $  (761,000)
                                                                                -----------         -----------
     Adjustments to reconcile net loss to net cash
              provided by (used in) operating activities:
         Depreciation and amortization                                              780,000             854,000
         Valuation losses                                                         1,685,000                --
         (Gain) loss on foreclosure or sale of investments                         (299,000)              7,000
         Extinguishment of debt                                                        --               (68,000)
         Minority interest in net income of affiliate                               105,000              58,000
         Changes in other assets and liabilities
               Increase in rents and accrued interest receivable                    (29,000)           (140,000)
               (Increase) decrease in other assets                                 (315,000)           (473,000)
               Increase in accounts payable and accrued expenses                  1,742,000              76,000
                                                                                -----------         -----------
               Total adjustments to net loss                                      3,669,000             314,000
                                                                                -----------         -----------

                 Net cash provided by (used in) operating activities                435,000            (447,000)
                                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Improvements to rental properties                                             (654,000)           (633,000)
     Principal collections on notes receivable                                       17,000             820,000
                                                                                -----------         -----------

                 Net cash (used in) provided by investing activities               (637,000)            187,000
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term notes payable                                  (30,000)            (22,000)
     Borrowings on line of credit, net                                            1,850,000             285,000
                                                                                -----------         -----------

                 Net cash provided by financing activities                        1,820,000             263,000
                                                                                -----------         -----------

                 Net increase in cash                                             1,618,000               3,000

Cash, beginning of period                                                         5,079,000           5,366,000
                                                                                -----------         -----------

Cash, end of period                                                             $ 6,697,000         $ 5,369,000
                                                                                ===========         ===========


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

               Plan of Reorganization Under Chapter 11 Proceeding

         On August 2, 1993, the Trust filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of the Trust's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group for which Pacific Mutual Life Insurance Company acted as agent. CalREIT did not file for protection under Chapter 11.

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1. Organization, Plan of Reorganization and Basis of Presentation, continued:

         The Plan provided for inter alia: (a) the restructuring of virtually all of the Trust's secured and unsecured debt; (b) the reduction in the number of Shares of Beneficial Interest held by current shareholders from approximately 25,100,000 (old) shares to 2,334,000 (new) shares (a reverse stock split); and the issuance of 2,550,000 new Shares of Beneficial Interest as well as a new class of Redeemable Convertible Preferred Stock, of the Trust to the Senior Lender Group. The authorized number of new Shares of Beneficial Interest is 50,000,000. From the Effective Date, the Senior Lender Group owns a majority of the new Shares of Beneficial Interest and all of the new Redeemable Convertible Preferred Stock. The Senior Lender Group also received Restructured Secured Notes in the aggregate original principal amount of $40,000,000.

         The Plan provides for the reservation of 150,000 new Shares of Beneficial Interest for options for trustees who are neither employees nor management of the Trust. Eighty thousand of these shares have been reserved for the current independent Trustees.

         The Plan also provides that the Trust, at the discretion of the Board of Trustees, may adopt a stock option plan under which management may be granted options exercisable into a maximum of five percent of the Shares of Beneficial Interest, on a fully diluted basis. At March 31, 1996, 53,336 shares were under option pursuant to the Plan, all of which were exercisable.

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1. Organization, Plan of Reorganization and Basis of Presentation, continued:

         Interest Deferral Notes accrue interest at 8.5% per annum, from the date of issuance. Interest payments on the original principal notes and on interest deferral notes issued since the Effective Date shall be payable monthly in cash commencing on November 1, 1996.

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

         The Redeemable Convertible Preferred Stock is redeemable in cash (total redemption amount of $26,100,000 and $25,457,000 at March 31, 1996 and December 31, 1995, respectively) on October 1, 2000, but in certain circumstances, including the sale of all or substantially all the assets of Peregrine, may be redeemed earlier.

         The Redeemable Convertible Preferred Stock has been recorded at a discount to its face amount, which face amounts are $26,100,000 and $25,475,000 at March 31, 1996 and December 31, 1995, respectively, based on an imputed rate of return of 12%.

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1. Organization, Plan of Reorganization and Basis of Presentation, continued:

                              Basis of Presentation

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1995 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust Annual Report on Form 10-K.

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

                            Stock-Based Compensation

         In 1995, Statement of Financial Accounting Standards No. 123 (SFAS
         123), "Accounting for Stock-Based Compensation" was issued. This statement requires either recognition or disclosure of a hypothetical charge for stock options. SFAS 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. This statement is effective for transactions entered into after December 15, 1995. The Trust does not intend to record this hypothetical charge for stock options, but will instead provide required disclosures beginning with the Form 10-K for the year ended December 31, 1996.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1. Organization, Plan of Reorganization and Basis of Presentation, continued:

                                Reclassifications

         Certain reclassifications have been made in the presentation of the 1995 financial statements to conform to the 1996 presentation.

2.       Investments:

         At March 31, 1996, Sierra Oaks Shopping Center, University Village Shopping Center, Timberlake Medical Building, System Integrators Office Building, the Trust's Limited Partnership Investment in Placer Ranch L.P., and all of CalREIT's properties, with total carrying value of $31,908,000 were classified as held for sale. At December 31, 1995, properties with total carrying value of $30,749,000 were classified as held for sale.

         At March 31, 1996 and December 31, 1995, all notes receivable owned by CalREIT with carrying values of $10,490,000 and $10,502,000, respectively, were classified as held for sale.

         In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", (SFAS 121) was issued. SFAS 121, requires that an impairment be recognized to reduce the carrying amount of long-lived assets to their estimated fair value whenever events or changes in circumstances indicate that such carrying amount may not be recoverable. After an impairment is recognized, the reduced carrying amount of the asset is accounted for as its new cost. During the quarter ended March 31, 1996, the Trust adopted the provisions of SFAS 121. Generally, fair values are estimated using discounted cash flow, direct capitalization, and market comparison analyses.

3.       Income Taxes:

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

3.       Income Taxes, continued:

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

         At December 31, 1995, the Trust had tax net operating loss carryforwards (NOL) which may be applied against future taxable income of $72,796,000 (Federal) and $31,888,000 (California).

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


4.       Related-Party Transactions:

         The Trust and CalREIT are both self-administered. However, they share certain costs, including personnel costs, for which CalREIT reimburses the Trust pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable) that is negotiated annually. During the three month periods ended March 31, 1996 and March 31, 1995, reimbursable costs charged to CalREIT by the Trust approximated $71,000 and $108,000, respectively.

         At March 31, 1996 and December 31, 1995, the Trust had $26,000 and $45,000, respectively, due from CalREIT.

5.       Statement of Cash Flows Supplemental Information:

         In connection with the sale and foreclosure of properties, the Trust entered into various non-cash transactions as follows:

                               (Dollars in thousands)

                                                 For the Three Months Ended
                                                          March 31,
                                                  1996                  1995
                                               -----------         -------------
         Sales price less selling costs        $ 1,033             $        --
         Amount due from buyer
           (received in April 1996)             (1,033)                     --
                                               --------            -------------

         Cash received                         $    --             $        --
                                               ========            =============


         One property which collateralized notes payable of $3,089,000 was foreclosed upon during the quarter ended March 31, 1996, resulting in no gain or loss as the net book value of the property was equal to its debt.

         One property which collateralized notes payable of $2,764,000 was foreclosed upon during the quarter ended March 31, 1995, resulting in a loss of $73,000.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


5.       Statement of Cash Flows Supplemental Information, continued:

         Additionally, on March 31, 1996 and March 31, 1995, the Trust issued Interest Deferral Notes at 8.5% per annum in the principal amount of $933,000 and $867,000, respectively, as payment in kind for the interest then due on the Restructured Notes Payable issued; and Redeemable Convertible Preferred Stock in the face amount of $643,000 and $576,000, respectively, as payment in kind for the dividend then due on the outstanding Redeemable Convertible Preferred Stock.

         During the three month periods ended March 31, 1996 and March 31, 1995, the outstanding balance on the Line of Credit was increased by $155,000 and $139,000, respectively, for interest and expenses incurred.

         Cash paid for interest during the three month periods ended March 31, 1996 and March 31, 1995 was $962,000 and $2,231,000, respectively.

6.       Per Share Data:

         Per share data for the three months ended March 31, 1996 and March 31, 1995 is based on the weighted average number of shares of beneficial interest, 4,881,000 and 4,884,000, respectively, outstanding during each period.

7.       Gain (Loss) on Foreclosure or Sale of Investments:

         Components of the gain (loss) on foreclosure or sale of investments for the three months ended March 31, 1996 and March 31, 1995 were as follows:

                                      (Dollars in thousands)

                                                                     For the Three Months Ended
                                                                              March 31,
         Component                                                   1996               1995
         ---------                                                 -------             -------
         Sale of Redfield property                                 $   299             $    --
         Foreclosure of 425 University                                  --                 (73)
         Recognition of deferred gains                                  --                  66
                                                                   -------             -------

                                                                   $   299             $     7
                                                                   =======             =======

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


8.       Extraordinary Item:

         Extraordinary item for the three months ended March 31, 1995 of $68,000 resulted from the extinguishment of certain debt payable to outside parties.

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

Overview

During the quarter ended March 31, 1996, management of the Trust continued to concentrate on improving property operations while simultaneously exploring alternative operating strategies for the future. In the near term, the immediate priority continued to be to meet the Trust's present and medium term debt obligations. To accomplish this objective, emphasis remained on maximizing the income stream from the Trust's hotel and commercial properties and the select disposition of real estate assets. In addition, during the quarter, the Trust continued to assess disposition and other strategy relating to its 76% ownership interest in CalREIT.

The assessment of longer-term operating strategies includes alternatives relating to the Trust's $44,374,000 in long-term collateralized debt to the Senior Lender Group (a lender group comprised of Prudential Insurance Company of America, the Pacific Mutual Life Insurance Company, ORIX USA Corp. and TCW, for which Prudential acts as agent), as well as $39,584,000 in first mortgage debt which requires servicing. The note to the Senior Lender Group will accrue interest in kind through September 1996 and will require cash interest payments of approximately $4,000,000 per year commencing October 1996. Approximately $26,100,000 at face value in Redeemable Convertible Preferred Stock also held by the Senior Lender Group will accrue dividends in kind through September 1998 and will require cash dividend payments of approximately $3,300,000 per year commencing in October 1998.

The Trust believes the following factors continue to adversely affect, and in the future could adversely affect, the Trust's financial condition, results of operation and liquidity:

- -    The capital structure of the Trust resulting from the confirmed Plan of
     Reorganization, including approximately $84,000,000 in senior and first mortgage debt and approximately $26,000,000 at face value of Preferred Stock at March 31, 1996, plus the associated present and future debt service and dividend obligations.

- -    The estimated $6,500,000 to $7,000,000 in capital improvements required to renovate and refurbish the Trust's hotel properties in accordance with Holiday Inn franchise standards; and up to $4,500,000 in fees for professional services being assessed against the Trust in connection with the Bankruptcy Court proceedings.

- -    The Trust's general and administrative expenses, including costs associated with its 17,800 shareholder base and the expenses resulting from the Trust's ongoing evaluation of its business strategies and asset valuations;

- -    The limited sources and amount of funds currently available to the Trust from operations, its revolving line of credit and from property dispositions after payment of associated indebtedness; and the inability of the Trust to raise capital from third parties in light of, among other things, its debt and capital structure, operating history and contingent liabilities discussed above; and

- -    The overall lack of synergy and investment quality of the Trust's real estate portfolio, the present and expected softness in the Sacramento or other California markets where most of the properties are located, and the related declines in lease up and lease rates which adversely affect real estate values.

Comparison of the Three Months Ended March 31, 1996 to the Three Months Ended March 31, 1995

Revenue

Total Revenues for the three months ended March 31, 1996 were $6,520,000 of which $2,954,000, or 45%, was earned from rent; $3,187,000, or 49%, from hotel revenue; and, $379,000, or 6% from interest. This represents a decrease of $333,000, or 5%, in total revenues from $6,853,000 generated for the three months ended March 31, 1995, of which $3,376,000, or 49%, was earned from rent; $3,057,000, or 45%, from hotel revenue; and, $420,000, or 6%, from interest. This decrease is primarily attributable to the loss of rental revenue from the Trust's System Integrators Office Building in 1996, and the absence of rental revenue from a medical office building sold in 1995.

Expenses

Total Expenses for the three months ended March 31, 1996 were $8,263,000 of which $2,624,000, or 32%, was attributable to hotel operating expenses; $2,033,000, or 25%, to interest expense; $1,211,000, or 15%, to property operating and management expenses; $1,615,000, or 19%, to general and administrative expense; and, $780,000, or 9%, to depreciation and amortization. During this same period in 1995, total expenses were $7,617,000 of which $2,502,000, or 33%, of this total was attributable to hotel operating expenses; $2,096,000, or 28%, to interest expense; $1,381,000, or 18%, to property operating and management expenses; $784,000, or 10%, to general and administrative expenses; and, $854,000, or 11%, to depreciation and amortization. Total expenses for the Trust increased by $646,000, or 8%, in the first quarter of 1996 compared to those during the same period in 1995.

Real Estate Expense. The largest expense categories, $3,835,000, or 46% of total Trust expenses during the first quarter of 1996, are real estate related and include all hotel, commercial property operating and property management expenses.

Interest Expense. Of the $2,033,000 in interest expense during the first quarter of 1996, $933,000 was on the Senior Debt (satisfied through the issuance of Interest Deferral Notes), $928,000 on first mortgages, $155,000 on the line of credit, and $17,000 on pre-petition property taxes.

Depreciation and Amortization Expense. The $74,000 decrease in depreciation and amortization expense from the first quarter of 1996 compared to that of the first quarter of 1995 is primarily attributable to properties sold in 1995, as well as the cessation of depreciation on the Trust's and CalREIT's assets held for sale.

General and Administrative Expenses. The $831,000 increase in general and administrative expense from the first quarter of 1996 over that of the first quarter of 1995 is comprised of a number of items, including administrative costs to service the Trust's approximately 17,800 shareholders-of-record; ongoing costs associated with the Bankruptcy Court; financial advisory fees; and, the retirement of certain personal services contracts with a former officer of the Trust. Many of the administrative costs to service the Trust's large shareholder base and to meet public company regulatory requirements are fixed costs. As a result, the Trust expects its general and administrative expenses to continue to be disproportionately high compared to the size of its asset base.

Valuation Losses. As of the end of the first quarter of 1996, the Trust reported total valuation losses of $1,685,000, attributable to an impairment in value of the Timberlake Medical Building in Sacramento, California, as a reflection of the properties current physical condition and changed market conditions, as well as the exercise of the Put/Call Option of the Placer Ranch Partnership Agreement by the General Partner.

Net Loss

A net loss of ($3,234,000) was reported by the Trust for the three months ended March 31, 1996, as compared to a net loss of ($761,000) for the three months ended March 31, 1995.

Property Operations

Commercial Property Operations. At March 31, 1996 and March 31, 1995, overall weighted occupancy levels by commercial property type were as follows:

                                                                 Overall Occupancy
Property Type                                                March 31,       March 31,
- -------------                                                ---------       ---------
                                                               1996            1995
                                                               ----            ----
Shopping Centers                                                81%             80%
Office Buildings                                                69%             83%
Industrial Buildings                                            75%             65%
Medical Buildings                                               31%             60%
Mini Storage Facilities                                         92%             89%

The weighted average occupancy level is calculated by multiplying the occupancy by square footage and dividing the total by the total square footage in the portfolio. The overall weighted average occupancy for the Trust's commercial portfolio (including the CalREIT properties) as of both March 31, 1996 and March 31, 1995 was 79%.

The decline in occupancies and corresponding rental revenue within the Trust's commercial property portfolio is attributable to a number of factors. The Trust sold one medical office building in 1995 and the remaining medical office building is only 31% occupied at March 31, 1996, despite ongoing leasing efforts. Two 45,000 square foot office buildings in Sacramento were vacated in May 1995 by System Integrators, Inc. while operating under the protection of Chapter 11. Under the original lease, the space produced gross rents of approximately $75,000 per month, while property operating expenses were approximately $3,000. One of the buildings was sold in the fourth quarter of 1995 and the other remains vacant despite re-leasing efforts. Without consideration of this property, the Trust's office portfolio was approximately 81% occupied as of March 31, 1996.

A major tenant in the Regency Plaza Shopping Center in the Sacramento metropolitan area has ceased paying rent and vacated its space. The tenant occupied 29,650 square feet of space, or 21% of the net leasable space at the center and generated approximately $216,000, or 14% of the shopping center's annual rental revenue. Another major tenant, occupying 14,255 square feet of space, or 10% of the net leasable space at the shopping center, ceased paying rent in March 1996. This tenant generated approximately $145,400, or 12% of the center's annual revenue. The Trust has initiated eviction proceedings.

A major tenant at the Hurley-Ethan I suburban office property has been acquired by another firm and has given notice that it will be vacating in the second quarter of 1996, approximately 5,800 square feet, or 16% of the net leasable space at the property. This tenant generated approximately $99,500 in annual revenue, or 26% of that property's total revenue in 1995.

Hotel Operations. Throughout the first quarter, substantial attention was directed at the Trust's four directly-owned hotel properties. Remodeling and refurbishing requirements were identified and in the first quarter of 1996 approximately $1,300,000 in initial improvements commenced. The Holiday Inn Redding continued to be closed throughout the first quarter while redevelopment work at the property was in progress. Without consideration of the Redding hotel, the average weighted occupancy for the remaining three Holiday Inns was 73% during the three months ended March 31, 1996 compared to 53% during the same period in 1995.

Dispositions. During the first quarter of 1996, certain of the Trust's directly-owned retail and commercial properties were marketed for sale. One property, Sierra Oaks Shopping Center in Roseville, California closed in April 1996. CalREIT sold the Redfield office/warehouse property in Scottsdale, Arizona and its only hotel property in Arroyo Grande, California, was allowed to be foreclosed upon after the lender refused a proposal from the trust to restructure the debt terms. The net gain recognized from the sale of the Scottsdale property was $299,000.

Liquidity and Capital Resources

The Trust had $5,447,000 in unrestricted cash at March 31, 1996, of which $5,060,000 was held by CalREIT, compared to $5,079,000 at December 31, 1995, of which $4,778,000 was held by CalREIT. During the remainder of 1996, the Trust anticipates that its principal sources of funds will be provided by operating income; a revolving line of credit in the maximum amount of $10,000,000, which bears interest at 2.25% over prime; and disposition of assets. The line of credit is collateralized by a first lien on certain of the Trust's properties. At March 31, 1996, $2,455,000 was available under the Line of Credit.

The Trust presently anticipates it will be able to meet its debt service obligations through the remainder of the year. However, the Trust has not yet obtained a source for the payment of up to $4,500,000 in bankruptcy related professional fees described earlier, or for the $6,500,000 to $7,000,000 in capital improvements at its hotel properties. Without (the "Professional Fee Claims") capital improvements, the hotel properties will not be competitive and may lose their Holiday Inn licenses. The resulting decline in occupancy and room rental rates would have a material adverse impact on the Trust's overall financial performance. In the first quarter of 1996, the Trust allocated approximately $1,300,000 from its Line of Credit to begin Phase I of the redevelopment of the hotel properties.

To meet its financial obligations, the Trust continues to pursue alternative funding sources, including disposition of assets, as well as restructuring and debt financing with banks, savings and loan institutions and other traditional lenders. Approval of the Senior Lender Group is expected to be a condition to obtaining financing for the redevelopment of the hotel properties and there is no assurance such approval, if requested, will be granted.

The Trust experienced a net increase in cash of $1,618,000 for the three months ended March 31, 1996 as compared to a net increase in cash of $3,000 for the three months ended March 31, 1995, a difference of $1,615,000. For the three months ended March 31, 1996, cash provided by operating activities was $435,000, up $882,000 from ($447,000) during the comparable period in 1995. Cash used by investing activities during the first quarter of 1996 was ($637,000) down from $187,000 provided during the quarter ended March 31, 1995; and cash provided by financing activities increased $1,557,000 from $263,000 as of March 31, 1995 to $1,820,000 as of March 31, 1996.

At March 31, 1996, the Trust had included $3,000,000 in accrued expenses now pending before the Bankruptcy Court relating to the Professional Fee Claims. In early May 1996, a settlement agreement between the Trust and certain of the professional firms was filed with the Bankruptcy Court, however, it is unknown at this time if the agreement will be approved by the Court.

The note on the Totem Square Shopping Center of $4,284,000 was originally scheduled to mature on April 1, 1996. CalREIT has received an extension from the lender to May 30, 1996, under the same terms and conditions as the existing agreement and anticipates signing an extension to May 1997.

Funds (Used By) From Operations and Funds Available for Distribution. REIT analysts generally consider Funds From Operations (FFO) an appropriate measure of performance in comparing the results of operations of REIT's. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with generally accepted accounting principles before gains and losses on sales of property and from debt restructuring plus depreciation and amortization. Funds Available for Distribution (FAD) is defined as FFO less capital expenditures funded by operations and loan amortization. The Trust believes that in order to facilitate a clear understanding of the historical operating results of the Trust, FFO and FAD should be examined in conjunction with net income (loss) as presented in this report. FFO and FAD should not be considered as an alternative to net income (loss) as an indication of the Trust's performance or to cash flow as a measure of liquidity.

Funds (Used By) From Operations and Funds Available for Distribution for the three month periods ended March 31, 1996 and 1995 are summarized as follows:

Calculation of Funds (Used By) From Operations and Funds Available for Distribution

                             (Dollars in thousands)

                                               For the Three Months Ended
                                                        March 31,
                                                  1996            1995
                                                  ----            ----
         (Loss) before gain (loss) on
           foreclosure or sale of
           investments, valuation losses,
           extraordinary item and
           minority interest                     $(1,743)        $  (764)

         Depreciation and amortization               780             854
                                                 -------         -------

  Funds (used by) from operations                   (963)             90

         Capital improvements                       (654)           (633)

         Loan principal payments                     (30)            (22)
                                                 -------         -------

           Funds available for
             distribution                        $  --           $  --
                                                 =======         =======

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

                                       THE PEREGRINE REAL ESTATE TRUST

May 15, 1996                           /s/ John McMahan
- ------------                           ------------------------------------
   Date                                John McMahan
                                       Chairman and Interim Chief Executive
                                       Officer