Form 10-Q
period 1996-06-30
PEREGRINE REAL ESTATE TRUST
filed 1996-08-13
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________ to __________________

Commission file number 0-9097

                         The Peregrine Real Estate Trust
             (Exact name of registrant as specified in its charter)

                   California                                    94-2255677
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                               Identification No.)

1300 Ethan Way, Suite 200, Sacramento, CA                          95825
 (Address of principal executive offices)                        (Zip Code)

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

Yes    X          No
    ------           ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X     No
    -----      -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at June 30, 1996
Shares of Beneficial Interest                                   4,881,055
Par value one dollar per share

- ------------------------------------------------------------------------------

                         THE PEREGRINE REAL ESTATE TRUST
- ------------------------------------------------------------------------------

INDEX                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

          Item 1:       Financial Statements

                        Consolidated Balance Sheets -
                        June 30, 1996 and December 31, 1995                              1

                        Consolidated Statements of Operations -
                        For the Three Months and Six Months Ended
                        June 30, 1996 and 1995                                         2-3

                        Consolidated Statements of Cash Flows -
                        For the Six Months Ended
                        June 30, 1996 and 1995                                           4

                        Notes to Consolidated Financial Statements                  5 - 17

          Item 2:       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations              18 - 24


PART II. OTHER INFORMATION

          Item 1:  Legal Proceedings                                                    25

          Item 2:  Changes in Securities                                                25

          Item 3:  Defaults Upon Senior Securities                                      25

          Item 4:  Submission of Matters to a Vote of Security Holders                  25

          Item 5:  Other Information                                                    25

          Item 6:  Exhibits and Reports on Form 8-K                                     25

                          PART I: FINANCIAL INFORMATION

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,            DECEMBER 31,
                                                                                     1996                  1995
                                                                                  (UNAUDITED)            (AUDITED)
                                                                                 -------------         -------------
                                ASSETS
INVESTMENTS:
     Rental properties, net of accumulated depreciation of $1,211,000 and $6,001,000 at June 30, 1996 and December 31, 1995,
         respectively, and valuation allowance of $12,963,000 at
         December 31, 1995                                                       $  80,979,000         $  94,500,000
     Partnership interests                                                           2,610,000             4,000,000
     Notes receivable, net of deferred gains of $373,000 and
         $1,237,000 at June 30, 1996 and December 31, 1995,
         respectively, and valuation allowance of $8,229,000 at
         December 31, 1995                                                           5,646,000            14,627,000
     Marketable securities available-for-sale                                       11,993,000                    --
                                                                                 -------------         -------------

                                                                                   101,228,000           113,127,000

Cash                                                                                 4,917,000             5,079,000
Restricted cash                                                                      3,025,000               185,000
Rents and accrued interest receivable, net of allowance of $1,398,000 and
     $1,040,000 at June 30, 1996 and December 31, 1995, respectively                 1,227,000             1,354,000
Other assets, net of valuation allowance of $310,000 at December 31, 1995            2,269,000             2,048,000
                                                                                 -------------         -------------

         Total assets                                                            $ 112,666,000         $ 121,793,000
                                                                                 =============         =============

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:

     Long-term notes payable, collateralized by deeds of trust on
         rental properties                                                       $  34,585,000         $  42,703,000

    Notes payable to Senior Lender Group                                            44,733,000            43,441,000
    Line of credit                                                                  8,294,000             5,526,000
    Accounts payable and accrued expenses                                           6,113,000             6,126,000
    Other liabilities                                                                 565,000               547,000
                                                                                 -------------         -------------

                                                                                    94,290,000            98,343,000
                                                                                 -------------         -------------

Minority interest                                                                    5,912,000             5,858,000
                                                                                 -------------         -------------

Redeemable convertible preferred stock: 25,000,000 shares authorized;
     13,380,000 and 12,728,000 shares issued and outstanding at June
     30, 1996 and December 31, 1995, respectively; net of unaccreted discount of $1,982,000 and $2,063,000 at June 30, 1996 and
     December 31, 1995, respectively; liquidation preference of
     $26,760,000 and $25,457,000 at June 30, 1996 and December 31,
     1995, respectively                                                             24,778,000            23,394,000
                                                                                 -------------         -------------

Shares of beneficial interest:  50,000,000 shares authorized; 4,881,000
     shares outstanding                                                             13,356,000            13,356,000

Accumulated deficit                                                                (25,670,000)          (19,158,000)
                                                                                 -------------         -------------

         Total liabilities and shareholders' equity (deficit)                    $ 112,666,000         $ 121,793,000
                                                                                 =============         =============


          See accompanying notes to consolidated financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30,                            JUNE 30,
                                                             1996              1995              1996              1995
                                                             ----              ----              ----              ----
REVENUES:
     Hotel                                               $  3,180,000      $  3,461,000      $  6,367,000      $  6,518,000
     Rent                                                   2,896,000         3,315,000         5,850,000         6,631,000
     Interest                                                 345,000           433,000           724,000           853,000
                                                         ------------      ------------      ------------      ------------
                                                            6,421,000         7,209,000        12,941,000        14,002,000
                                                         ------------      ------------      ------------      ------------

EXPENSES:
     Hotel operating expenses                               2,593,000         2,773,000         5,217,000         5,386,000
     Operating expenses                                     1,027,000         1,122,000         2,020,000         2,221,000
     Property management                                      196,000           166,000           414,000           277,000
     Depreciation and amortization                            655,000           981,000         1,435,000         1,835,000
     Interest                                               2,096,000         2,136,000         4,129,000         4,232,000
     General and administrative                             1,473,000         1,174,000         3,088,000         1,958,000
                                                         ------------      ------------      ------------      ------------
                                                            8,040,000         8,352,000        16,303,000        15,909,000
                                                         ------------      ------------      ------------      ------------

         Loss before gain (loss) on foreclosure
           or sale of investments, valuation losses,
           extraordinary item and minority interest        (1,619,000)       (1,143,000)       (3,362,000)       (1,907,000)

Gain (loss) on foreclosure or sale of investments             233,000          (499,000)          532,000          (506,000)
                                                         ------------      ------------      ------------      ------------

         Loss before valuation losses,
           extraordinary item and minority interest        (1,386,000)       (1,642,000)       (2,830,000)       (2,413,000)

Valuation losses                                             (559,000)               --        (2,244,000)               --
                                                         ------------      ------------      ------------      ------------

         Loss before extraordinary item and
           minority interest                               (1,945,000)       (1,642,000)       (5,074,000)       (2,413,000)

Extraordinary item                                                 --           326,000                --           394,000
                                                         ------------      ------------      ------------      ------------

         Loss before minority interest                     (1,945,000)       (1,316,000)       (5,074,000)       (2,019,000)

Minority interest                                              51,000           (11,000)          (54,000)          (69,000)
                                                         ------------      ------------      ------------      ------------

         Net loss                                        $ (1,894,000)     $ (1,327,000)     $ (5,128,000)     $ (2,088,000)
                                                         ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                              1996             1995             1996              1995
                                                              ----             ----             ----              ----
Loss per share of beneficial interest:

Net loss                                                   $(1,894,000)     $(1,327,000)     $(5,128,000)     $(2,088,000)

Preferred stock dividends, net of discounts                   (616,000)        (551,000)      (1,216,000)      (1,081,000)

Accretion of discounts on preferred stock                      (87,000)         (69,000)        (168,000)        (135,000)
                                                           -----------      -----------      -----------      -----------

Net loss attributable to shares of beneficial interest     $(2,597,000)     $(1,947,000)     $(6,512,000)     $(3,304,000)
                                                           ===========      ===========      ===========      ===========

Loss per share of beneficial interest before
     extraordinary item                                    $     (0.53)     $     (0.47)     $     (1.33)     $     (0.76)


Extraordinary item per share of beneficial interest               0.00              .07             0.00              .08
                                                           -----------      -----------      -----------      -----------

Net loss per share attributable to shares
     of beneficial interest                                $     (0.53)     $     (0.40)     $     (1.33)     $     (0.68)
                                                           ===========      ===========      ===========      ===========

Weighted average number of shares of beneficial
     interest outstanding                                    4,881,000        4,884,000        4,881,000        4,884,000


          See accompanying notes to consolidated financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                              1996               1995
                                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $ (5,128,000)     $ (2,088,000)
                                                                          ------------      ------------
     Adjustments to reconcile net loss to net cash
              provided by operating activities:
         Depreciation and amortization                                       1,435,000         1,835,000
         (Gain) loss on foreclosure or sale of investments                    (532,000)          506,000
         Minority interest in net income                                        54,000            69,000
         Extinguishment of debt                                                     --          (394,000)
         Valuation losses                                                    2,244,000                --
     Changes in other assets and liabilities
         Decrease (increase) in rents and accrued interest receivable          115,000          (309,000)
         Increase in other assets                                             (450,000)         (692,000)
         Increase in accounts payable and accrued expenses                   2,504,000         1,320,000
         Decrease in other liabilities                                          50,000                --
                                                                          ------------      ------------
         Total adjustments to net loss                                       5,420,000         2,335,000
                                                                          ------------      ------------
              Net cash provided by operating activities                        292,000           247,000
                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments                                      14,125,000           185,000
     Purchase of marketable securities                                     (11,993,000)               --
     Improvements to rental properties                                      (1,477,000)         (818,000)
     Principal collections on notes receivable                                  31,000         1,480,000
                                                                          ------------      ------------
              Net cash provided by investing activities                        686,000           847,000
                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term notes payable                             (53,000)         (981,000)
     Principal borrowings (payments) on line of credit, net                  2,338,000          (465,000)
     Principal payments on notes to Senior Lender Group                       (585,000)               --
     Increase in restricted cash                                            (2,840,000)         (157,000)
                                                                          ------------      ------------
              Net cash used in financing activities                         (1,140,000)       (1,603,000)
                                                                          ------------      ------------

Net decrease in cash                                                          (162,000)         (509,000)
Cash, beginning of period                                                    5,079,000         5,366,000
                                                                          ------------      ------------

Cash, end of period                                                       $  4,917,000      $  4,857,000
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

         The Plan also provides that the Trust, at the discretion of the Board of Trustees, may adopt a stock option plan under which management may be granted options exercisable into a maximum of five percent of the Shares of Beneficial Interest, on a fully diluted basis. At June 30, 1996, 53,336 shares were under option pursuant to the Plan, all of which were exercisable.

         The Plan also required that the Trust obtain a $10,000,000 working capital line of credit (Credit Facility or Line of Credit) to which the Senior Lender Group agreed to subordinate. The Line of Credit, which is collateralized by certain of the Trust's real property, was obtained prior to the Effective Date. In June 1996, in accordance with the Agreement, the Line of Credit was reduced to a maximum $8,600,000 upon the release of certain collateral.


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

         The Redeemable Convertible Preferred Stock is redeemable in cash (total redemption amount of $26,760,000 and $25,457,000 at June 30, 1996 and December 31, 1995, respectively) on October 1, 2000, but in certain circumstances, including the sale of all or substantially all the assets of the Trust, may be redeemed earlier.

         The Redeemable Convertible Preferred Stock has been recorded at a discount to its face amount, which face amounts are $26,760,000 and $25,457,000 at June 30, 1996 and December 31, 1995, respectively, based on an imputed rate of return of 12%.

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1. Organization, Plan of Reorganization and Basis of Presentation, continued:


                              Basis of Presentation

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended June 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1995 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust Annual Report on Form 10-K and amendments filed on Forms 10-K/A.

         The accompanying unaudited consolidated financial statements of The Peregrine Real Estate Trust include the accounts of the Trust and its majority-owned subsidiary, California Real Estate Investment Trust (CalREIT), in which the Trust owns a 76% interest.


                             Fresh Start Accounting

         In accounting for the effects of the reorganization, the Trust implemented Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. " Fresh start accounting as defined by SOP 90-7 was applicable because pre-reorganization shareholders received less than 50% of the Trust's new Shares of Beneficial Interest and the reorganization value of the assets of the reorganized Trust was less than the total of all post-petition liabilities and allowed claims.

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


                            Stock-Based Compensation

         In 1995, Statement of Financial Accounting Standards No. 123 (SFAS
         123), "Accounting for Stock-Based Compensation" was issued. This statement requires either recognition or disclosure of a hypothetical charge for stock options. SFAS 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. This statement is effective for transactions entered into after December 15, 1995. The Trust does not intend to record this hypothetical charge for stock options, but will instead provide required disclosures beginning with the Form 10-K for the year ending December 31, 1996.

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


2.       Investments in Rental Properties and Notes Receivable:

         At June 30, 1996, University Village Shopping Center, Timberlake Medical Building, the System Integrators Office Building, and CalREIT's two properties, with total carrying values of $19,989,000, were classified as held for sale. At December 31, 1995, properties with total carrying values of $30,749,000, were classified as held for sale.

         At June 30, 1996 and December 31, 1995, all notes receivable owned by CalREIT with carrying values of $3,770,000 and $10,502,000, respectively, were classified as held for sale.

         In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", (SFAS 121) was issued. SFAS 121, requires that an impairment be recognized to reduce the carrying amount of long-lived assets to their estimated fair value whenever events or changes in circumstances indicate that such carrying amount may not be recoverable. After an impairment is recognized, the reduced carrying amount of the asset is accounted for as its new cost. The Trust adopted the provisions of SFAS 121 during 1996. Generally, fair values are estimated using discounted cash flow, direct capitalization, and market comparison analyses.

         As of the end of the second quarter of 1996, the Trust reported total valuation losses of $2,244,000. The total valuation losses are attributable to a $559,000 impairment in the value of CalREIT's Fulton Square Shopping Center in Sacramento, California, and a $295,000 impairment in the value of the Timberlake Medical Building in Sacramento, California, both of which are a reflection of the properties current physical conditions and changed market conditions. Additionally, the Trust recorded a valuation loss of $1,390,000 on its Placer Ranch partnership investment when a Put/Call Option was exercised by the General Partner, and the Trust was obligated to sell its interest.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


3.       Investments in Marketable Securities:

         At June 30, 1996, the Trust had $11,993,000 invested in U.S. Government Agency mortgage-backed securities classified as "available-for-sale".

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (SFAS 115) issued in May 1993, requires that at the date of acquisition and at each reporting date, debt and equity securities be classified as "held-to-maturity", "trading", or "available for sale". Investments in debt securities in which the Trust has the positive intent and ability to hold to maturity are required to be classified as "held-to-maturity". "Held-to-maturity" securities are required to be stated at cost and adjusted for amortization of premiums and discounts to maturity in the statement of financial position. Investments in debt and equity securities that are not classified as "held-to-maturity" and equity securities that have readily determinable fair values are to be classified as "trading" or "available-for-sale" and are measured at fair value in the statement of financial position. Securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading". Unrealized holding gains and losses for "trading" securities are included in earnings. Investments that are not classified as "held-to-maturity" or "trading" "securities are classified as "available-for-sale". Unrealized holding gains and losses for "available-for-sale" securities are excluded from earnings and reported as a separate component of shareholders' equity until realized.

         In accordance with SFAS 115, the Trust determines the appropriate classification at the time of purchase and reevaluates such designation as of each balance sheet.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


3.       Investments in Marketable Securities, continued:

         At June 30, 1996, the Trust's "available-for-sale" securities consisted of the following:

                                                                        (In thousands)
                                                                                 Unrealized    Estimated
                                                     Cost           Gains          Losses      Fair Value
                                                     ----           -----          ------      ----------
         Federal Home Loan Mortgage
           Corporation, interest at 7.585%,
           due June 1, 2024                        $ 1,079        $    --        $    --        $ 1,079

         Federal National Mortgage
           Association, interest at 5.155%,
           due May 1, 2026                           3,792             --             --          3,792

         Federal National Mortgage
           Association, interest at 5.145%,
           due June 1, 2026                          7,122             --             --          7,122
                                                   -------        -------        -------        -------

                                                   $11,993        $    --        $    --        $11,993
                                                   =======        =======        =======        =======

         The maturity dates above are not necessarily indicative of expected maturities as principal is often prepaid on such instruments.


4.       Restricted Cash:

         At June 30, 1996, cash of $3,025,000 is restricted to be used for the payment of bankruptcy related professional fees, payments to the Senior Lender Group, and Phase I hotel capital improvements. At December 31, 1995, cash of $185,000, was restricted pending final settlement of property taxes owed to the county relating to the sale of the Woodland Medical Office Building in Milpitas, California.

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

         The Trust has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes". SFAS 109 requires the use of the liability method of accounting for income taxes. Deferred taxes are recorded based on the differences between financial statement and income tax bases of assets and liabilities and available loss or credit carryforwards. A "Valuation Allowance" is recorded against deferred tax assets unless it is more likely than not that the asset will be realized in the future.

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


6.       Related-Party Transactions:

         The Trust and CalREIT are both self-administered. However, they share certain costs, including personnel costs, for which CalREIT reimburses the Trust pursuant to a cost allocation agreement based on each trust's respective asset values (real property and notes receivable) that is subject to negotiation annually. During the six month periods ended June 30, 1996 and 1995, reimbursable costs charged to CalREIT by the Trust approximated $130,000 and $222,000, respectively.

         At June 30, 1996 and December 31, 1995, respectively, the Trust had $28,000 and $45,000, due from CalREIT.


7.       Statement of Cash Flows Supplemental Information:

         In connection with the sale and foreclosure of properties and notes receivable the Trust entered into various non-cash transactions as follows:

                                                                    (In thousands)
                                                               For the Six Months Ended
                                                                June 30,        June 30,
                                                                 1996             1995
                                                                 ----             ----

         Sales price less selling costs                        $ 19,220         $  2,768
         Notes receivable                                            --           (2,240)
         Notes payable assumed by buyer and
           other liabilities applied to sales price              (5,095)            (343)
                                                               --------        ---------

         Net cash received                                     $ 14,125        $     185
                                                               ========        =========

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

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


7.       Statement of Cash Flows Supplemental Information, continued:


         Additionally, on March 31, and June 30, 1996, and March 31, and June 30, 1995, the Trust issued Interest Deferral Notes at 8.5% per annum in the principal amount of $933,000 and $944,000, and $868,000 and $884,000, respectively, as payment in kind for the interest then due on the Restructured Notes Payable issued; and Redeemable Convertible Preferred Stock in the face amount of $643,000 and $660,000, and $576,000 and $597,000, respectively, as payment in kind for the dividend then due on the outstanding Redeemable Convertible Preferred Stock.

         During the three month periods ended June 30, 1996 and 1995, the outstanding balance on the Line of Credit was increased by $260,000 and $177,000, respectively, for interest and expenses incurred. During the six month periods ended June 30, 1996 and 1995, the outstanding balance on the Line of Credit was increased by $429,000 and $315,000, respectively, for interest and expenses incurred.

         Cash paid for interest during the three month periods ended June 30, 1996 and 1995, was $860,000 and $976,000, respectively. Cash paid for interest during the six month periods ended June 30, 1996 and 1995 was $1,822,000 and $1,910,000, respectively.


8.       Per Share Data:

         Per share data for the three and six month periods ended June 30, 1996, and June 30, 1995, were computed in conformity with the provisions of Accounting Principles Board Opinion 15 (APB 15). Earnings per share includes all dilutive beneficial interest equivalents, based on stock options outstanding during the period (using the treasury stock method). There were 26,668 and 53,336 stock options outstanding during the three and six month periods ended June 30, 1995, and June 30, 1996, respectively; however, stock options had an antidultive effect on earnings per share and accordingly were excluded from consideration as beneficial interest equivalents in all earnings per share computations.

         The weighted average number of shares used in the computation was 4,884,000 during the three and six month periods ended June 30, 1995, and the 4,881,000 during the three and six month periods ended June 30, 1996.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


9.       Gain (Loss) on Foreclosure or Sale of Investments:

         Components of the gain (loss) on foreclosure or sale of investments for the three and six months ended June 30, 1996 and 1995 were as follows:

                                                                                (In thousands)
                                                            For the Three Months              For the Six Months
                                                              Ended June 30,                     Ended June 30,
                                                          1996              1995             1996              1995
                                                          ----              ----             ----              ----
         Component
         Sale of Sierra Oaks                           $   (63)          $    --          $   (63)         $     --
         Sale of Bekins                                   (164)               --             (164)               --
         Sale of Pavilions at Mesa Note                    430                --              430                --
         Sale of Spacesaver Mini-Storage Note               30                --               30                --
         Sale of Redfield                                   --                --              299                --
         Sale of Milpitas                                   --              (508)              --              (508)
         Sale of Northridge land                            --                81               --                81
         Sale of Florin Perkins lots                        --               (72)              --               (72)
         Foreclosure of 425 University                      --                --               --               (73)
         Recognition of deferred gains                      --                --               --                66
                                                       -------           -------          -------           -------

                                                       $   233           $  (499)         $   532           $  (506)
                                                       =======           =======          =======           =======


10.      Extraordinary item:

         Extraordinary item for three and six months periods ended June 30, 1995 of $326,000 and $394,000, respectively, resulted from extinguishment of certain debt payable to outside parties.


11.      Stock Options Plans:

         On October 7, 1994 (the effective date), the Trust adopted a stock option plan (Plan) which provides the members of the Board of Trustees an opportunity to purchase Shares of Beneficial Interest. The aggregate number of Shares of Beneficial Interest which may be issued upon exercise of all Options granted under the plan shall not exceed 150,000.

                         THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


11.      Stock Options Plans, continued:

         Under the terms of the stock option plan, options may be granted to members of the Board of Trustees who are not full time employees or officers of the Trust or any subsidiary of the Trust, on a fully diluted basis. The option price granted under the plan shall be the greater of (1) the Fair Market Value of the Shares of Beneficial Interest on the effective date, or (2) two dollars. The option price granted under the Plan was two dollars per share. On the effective date, each participant was granted an Initial Option to purchase 6,667 Shares of Beneficial Interest. Thereafter, each participant whose commencement of services is after the effective date shall be granted an Initial Option to purchase 6,667 Shares of Beneficial Interest as of the date of the participant's commencement of service. Each participant shall also be granted additional options to purchase 6,667 Shares of Beneficial Interest on each of the next two anniversaries of the grant date of the Initial Option. On the effective date of the Plan, options for the purchase of 26,668 Shares of Beneficial Interest were granted under the Plan. On the one year anniversary of the effective date of the Plan, options for the purchase of an additional 26,668 Shares of Beneficial Interest were granted under the Plan. All options granted are exercisable, however, no options have been exercised.

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

- ------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

- ------------------------------------------------------------------------------


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition, unless otherwise noted, operating and financial results are reported for the Trust and its subsidiary CalREIT on a consolidated basis. Historical results set forth are not necessarily indicative of the future financial position and results of operations of the Trust.


Overview

During the quarter ended June 30, 1996, management of the Trust continued to concentrate on improving property operations while simultaneously exploring alternative operating strategies for the future. In the near term, the immediate priority continued to be to meet the Trust's present and medium term debt obligations. To accomplish this objective, emphasis remained on maximizing the income stream from the Trust's hotel and commercial properties and the select disposition of real estate assets. In addition, during the quarter, the Trust continued to assess disposition and other strategy relating to its 76% ownership interest in CalREIT.

The assessment of longer-term operating strategies includes alternatives relating to the Trust's $44,733,000 in long-term collateralized debt to the Senior Lender Group, as well as $34,585,000 in first mortgage debt which requires servicing. The note to the Senior Lender Group will accrue interest in kind through September 1996 and will require cash interest payments of approximately $4,000,000 per year commencing November 1996. Approximately $26,760,000 at face value in Redeemable Convertible Preferred Stock also held by the Senior Lender Group will accrue dividends in kind through September 1998 and will require cash dividend payments of approximately $3,300,000 per year commencing in October 1998.

The Trust believes the following factors continue to adversely affect, and in the future could adversely affect, the Trust's financial condition, results of operations and liquidity:

- -    The capital structure of the Trust resulting from the confirmed Plan of
     Reorganization, including approximately $79,000,000 in senior and first mortgage debt and approximately $27,000,000 at face value of Preferred Stock at June 30, 1996, plus the associated present and future debt service and dividend obligations.

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


Comparison of the Six Months and Three Months Ended June 30, 1996 to the Six Months and Three Months Ended June 30, 1995

Net Loss of $5,128,000 was reported by the Trust for the six months ended June 30, 1996, an increase in loss of $3,040,000, or 146%, from the six months ended June 30, 1995. Net loss of $1,894,000 was reported by the Trust for the three months ended June 30, 1996, an increase in loss of $567,000, or 43%, from the three months ended June 30, 1995. These increases were primarily the result of increased general and administrative expenses and valuation losses offset by decreased depreciation and amortization and increased gains on the foreclosure or sale of investments.

Total Revenues decreased $1,061,000, or 8%, to $12,941,000 for the six months ended June 30, 1996. Total revenues decreased $788,000, or 11%, to $6,421,000 for the three months ended June 30, 1996. This was down from $14,002,000 and $7,209,000 for the six and three months ended June 30, 1995, respectively. These decreases are attributable to decreases in hotel revenue, rent revenue, and interest revenue.

Hotel revenue decreased $151,000, or 2%, to $6,367,000 for the six months ended June 30, 1996 and $281,000, or 8%, to $3,180,000 for the three months June 30, 1996. This was down from $6,518,000 and $3,461,000 for the six and three months ended June 30, 1995, respectively. These decreases were primarily attributable to the closure of the room division at the Holiday Inn Redding in October 1995 for renovation, offset slightly by increased revenue at the Trust's three other Holiday Inns.

Rent revenue decreased $781,000, or 12%, to $5,850,000 for the six months ended June 30, 1996 and $419,000, or 13%, to $2,896,000 for the three months ended June 30, 1996. This was down from $6,631,000 and $3,315,000 for the six and three months ended June 30, 1995. These decreases were primarily attributable to the loss of rental revenue at the Trust's System Integrators Building and Regency Plaza Shopping Center, resulting from a loss of tenants, combined with the absence of rental revenue at the Milpitas Medical Building and the Sierra Oaks Shopping Center, resulting from the sale of the properties in May 1995 and April 1996, respectively.

Interest revenue decreased $129,000, or 15%, to $724,000 for the six months ended June 30, 1996 and $88,000, or 20%, to $345,000 for the three months ended June 30, 1996. This was down from $853,000 and $433,000 for the six and three months ended June 30, 1995, respectively. These decreases were primarily due to the decrease in interest received from one mortgage noteholder offset by an increase in interest earned on cash accounts.

Total Expenses increased $394,000, or 2%, to $16,303,000 for the six months ended June 30, 1996. Total expenses decreased $312,000, or 4%, to $8,040,000 for the three months ended June 30, 1996. This was up from $15,909,000 and down from $8,352,000 for the six and three months ended June 30, 1995, respectively. The increase of $394,000 for the six months ended June 30, 1996 and the decrease of $312,000 for the three months ended June 30, 1996 are primarily attributable to increased general and administrative expense and property management expense, offset by decreased hotel and rental property operating expenses, depreciation and amortization expense, and interest expense.

Real estate expenses which include all hotel and rental property operating expenses and property management fees decreased $233,000, or 3%, to $7,651,000 for the six months ended June 30, 1996 and decreased $245,000, or 6% to $3,816,000 for the three months ended June 30, 1996. This was down from $7,884,000 and $4,061,000 for the six and three months ended June 30, 1995, respectively. These decreases were primarily attributable to decreased operating expenses at the Holiday Inn Redding resulting from the closure of the room division at the Holiday Inn in October 1995 for renovation, decreased operating expenses at Milpitas and Sierra Oaks resulting from the sale of the properties, offset by increased property management fees on the hotel properties as a result of the Trust contracting with outside hotel management companies in late 1995 to operate the hotels.

Depreciation and amortization expense decreased $400,000, or 22%, to $1,435,000 for the six months ended June 30, 1996 and decreased $326,000, or 33%, to $655,000 for the three months ended June 30, 1996. This was down from $1,835,000 and $981,000 for the six and three months ended June 30, 1995, respectively. These decreases are attributable to properties sold in 1995 and early 1996, as well as the cessation of depreciation on the Trust's and CalREIT's assets held for sale.

Interest expense decreased $103,000, or 2%, to $4,129,000 for the six months ended June 30, 1996. Interest expense decreased $40,000, or 2%, for the three months ended June 30, 1996. This was down from $4,232,000 and $2,136,000 for the six and three months ended June 30, 1995, respectively. These decreases are attributable to decreased interest on notes collateralized by first mortgages resulting from the payment of such notes in connection with the sale of properties, offset by increased interest on the notes payable to the Senior Lender Group (satisfied through the issuance of Interest Deferral Notes).

General and administrative expenses increased $1,130,000, or 58%, to $3,088,000 for the six months ended June 30, 1996 and increased $299,000, or 25%, to $1,473,000 for the three months ended June 30, 1996. This was up from $1,958,000 and $1,174,000 for the six and three months ended June 30, 1995, respectively. These increases were due to the net effect of increases and decreases in various expense categories. The largest increases were generated by additional fees payable to CalREIT Trustees related to CalREIT's strategic growth activities; and consulting fees related to CalREIT's packaging and disposition of mortgage notes; financial advisory fees; the retirement of certain personal service contracts with a former officer of the Trust; ongoing costs associated with the Bankruptcy Court; and administrative costs to service the Trust's approximately 17,800 shareholders-of-record. Many of the administrative costs to service the Trust's large shareholder base and to meet public regulatory requirements are fixed costs. As a result, the Trust expects its general and administrative expenses to continue to be disproportionately high compared to the size of its asset base.

Valuation Losses. As of the end of the second quarter of 1996, the Trust reported total valuation losses of $2,244,000. The total valuation losses are attributable to a $559,000 impairment in the value of CalREIT's Fulton Square Shopping Center in Sacramento, California, and a $295,000 impairment in the value of the Timberlake Medical Building in Sacramento, California, both of which are a reflection of the properties current physical conditions and changed market conditions. Additionally, the Trust recorded a valuation loss of $1,390,000 on its Placer Ranch partnership investment when a Put/Call Option was exercised by the General Partner, and the Trust was obligated to sell its interest.

Property Operations

Commercial Property Operations. At June 30, 1996 and June 30, 1995, overall weighted occupancy levels by commercial property type were as follows:

                                                                 Overall Occupancy
Property Type                                              June 30, 1996   June 30, 1995
- -------------                                              -------------   -------------

Shopping Centers                                                83%             85%
Office Buildings                                                69%             56%
Industrial Buildings                                            88%             65%
Medical Buildings                                               24%             52%
Mini Storage Facilities                                         93%             95%

The weighted average occupancy level is calculated by multiplying the occupancy by square footage and dividing the total by the total square footage in the portfolio. The overall weighted average occupancy for the Trust's commercial portfolio (including the CalREIT properties) as of both June 30, 1996 and June 30, 1995 was 76%.

The changes in occupancies and corresponding rental revenue within the Trust's commercial property portfolio is attributable to a number of factors. The Trust sold one medical office building in 1995 and the remaining medical office building is only 24% occupied at June 30, 1996, despite ongoing leasing efforts. Two 45,000 square foot office buildings in Sacramento were vacated in May 1995 by System Integrators, Inc. while operating under the protection of Chapter 11. Under the original lease, the space produced gross rents of approximately $75,000 per month, while property operating expenses were approximately $3,000. One of the buildings was sold in the fourth quarter of 1995 and the other remains vacant despite re-leasing efforts. Without consideration of this property, the Trust's office portfolio was approximately 82% occupied as of June 30, 1996, as compared to approximately 77% as of June 30, 1995.

A major tenant in the Regency Plaza Shopping Center in the Sacramento metropolitan area has ceased paying rent and vacated its space. The tenant occupied 29,650 square feet of space, or 21% of the net leasable space at the center and generated approximately $216,000, or 14% of the shopping center's annual rental revenue. Another major tenant, occupying 14,255 square feet of space, or 10% of the net leasable space at the shopping center, ceased paying rent in March 1996 and subsequently vacated the space. This tenant generated approximately $145,400, or 12% of the center's annual revenue.

A major tenant at the Hurley-Ethan I suburban office property was acquired by another firm and vacated its space in June 1996, approximately 5,800 square feet, or 16% of the net leasable space at the property. This tenant generated approximately $99,500 in annual revenue, or 26% of that property's total revenue in 1995.

Hotel Operations. Throughout the second quarter, substantial attention was directed at the Trust's four directly-owned hotel properties. Remodeling and refurbishing requirements were identified and in the first two quarters of 1996 initial improvements commenced. The Holiday Inn Redding continued to be closed throughout the second quarter. Without consideration of the Redding hotel, the average weighted occupancy for the remaining three Holiday Inns was 70% and 73% during the six month period and three month period ended June 30, 1996, respectively, compared to 67% and 62% during the same period in 1995, respectively.

Dispositions. During the first two quarters of 1996, certain of the Trust's directly-owned retail and commercial properties and all of CalREIT's properties were marketed for sale. One property, Sierra Oaks Shopping Center in Roseville, California was sold in April 1996 resulting in a loss of $63,000. CalREIT sold the Redfield Commerce Center, an office/warehouse property in Scottsdale, Arizona in March 1996 and the Bekins Storage Facility in Pasadena, California in May 1996, resulting in a gain of $299,000 and a loss of $164,000, respectively. In addition, CalREIT's only hotel property in Arroyo Grande, California, (Casa Grande Motor Inn) was allowed to be foreclosed upon in February 1996 after the lender refused a proposal to restructure the debt terms. There was no gain or loss upon the foreclosure of the Casa Grande Motor Inn as the net book value of the property was equal to its debt.

During the second quarter of 1996, CalREIT sold two of its seven mortgage notes. A gain of $430,000 was recognized upon the sale of the mortgage note which was collateralized by a first deed of trust on an office/commercial building in Phoenix, Arizona, and a gain of $30,000 was recognized upon the sale of a mortgage note which was collateralized by a second deed of trust on a commercial building in Pacheco, California. In addition, the Trust allowed the Milpitas mortgage noteholder to refinance its mortgage note and payoff the note prior to its scheduled maturity date. There was no gain or loss on this transaction as the note was paid in full and the noteholder paid all closing costs associated with the transaction.


Liquidity and Capital Resources

The Trust had $4,917,000 in unrestricted cash at June 30, 1996, of which $4,158,000 was held by CalREIT, compared to $5,079,000 at December 31, 1995, of which $4,778,000 was held by CalREIT. During the remainder of 1996, the Trust anticipates that its principal sources of funds will be provided by operating income; a revolving line of credit in the maximum amount of $8,600,000, which bears interest at 2.25% over prime; and disposition of assets. The line of credit is collateralized by a first lien on certain of the Trust's properties. At June 30, 1996, $306,000 was available under the Line of Credit. Under the terms of the notes payable to the Senior Lender Group, 80% of the net proceeds received from the disposition of the Trust's assets must be used to prepay principal under the notes.

The Trust anticipates, that subject to approval from the Senior Lender Group, a portion of the net proceeds received from certain asset dispositions may be used for the payment of the bankruptcy related professional fees described earlier. However, the Trust has not yet obtained a source for the capital improvements at its hotel properties. Without capital improvements, the hotel properties will not be competitive. The resulting decline in occupancy and room rental rates could have a material adverse impact on the Trust's overall financial performance. In the first quarter of 1996, the Trust allocated approximately $1,300,000 from its Line of Credit to begin Phase I of the redevelopment of the hotel properties.

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

The Trust experienced a net decrease in cash of $162,000 for the six months ended June 30, 1996 as compared to a net decrease in cash of $509,000 for the six months ended June 30, 1995, a difference of $347,000. For the six months ended June 30, 1996, cash provided by operating activities was $292,000, up $45,000 from $247,000 during the comparable period in 1995. Cash provided by investing activities during the six months ended June 30, 1996 was $686,000 down from $847,000 provided during the six months ended June 30, 1995; and cash used in financing activities decreased $463,000 from $1,603,000 for the six months ended June 30, 1995 to $1,140,000 for the six months ended June 30, 1996.

At June 30, 1996, the Trust had included $3,000,000 in accrued expenses now pending before the Bankruptcy Court relating to the Professional Fee Claims. In early May 1996, a settlement agreement between the Trust and certain of the professional firms was filed with the Bankruptcy Court, however, it is unknown at this time if the agreement will be approved by the Court.

The note on CalREIT's Totem Square Shopping Center of $4,275,000 was originally scheduled to mature on April 1, 1996. CalREIT has received an extension from the lender to June 18, 1996, under the same terms and conditions as the existing agreement. Further extension on this note to May 1997 is currently being negotiated.

                           PART II. OTHER INFORMATION


      Item 1:           Legal Proceedings
                        None

      Item 2:           Changes in Securities
                        None

      Item 3:           Defaults Upon Senior Securities
                        None

      Item 4:           Submission of Matters to a Vote of Security Holders
                        None

      Item 5:           Other Information
                        None

      Item 6:           Exhibits - 27, Financial Data Schedule
                        Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE PEREGRINE REAL ESTATE TRUST




August 13, 1996                          /s/John McMahan
- ---------------                          ---------------
      Date                               John McMahan
                                         Chairman



August 13, 1996                          /s/Joseph M. Mock
- ---------------                          -----------------
      Date                               Joseph M. Mock
                                         Chief Executive Officer