Form 10-K/A
period 1995-12-31
PEREGRINE REAL ESTATE TRUST
filed 1996-09-30
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 2 TO FORM 10-K
                                       on
                                   FORM 10-K/A

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

                                                      Yes  _X_          No  __
                                                Sequential Page:        01 of
                                                Exhibit Index:          Page

- ------------------------------------------------------------------------------------
                         THE PEREGRINE REAL ESTATE TRUST
====================================================================================
PART I                                                                          PAGE
- ------------------------------------------------------------------------------------
Item 1.     Business                                                             1-7
Item 2.     Properties                                                           8-9
Item 3.     Legal Proceedings                                                     10
Item 4.     Submission of Matters to a Vote of Security Holders                   10
- ------------------------------------------------------------------------------------
PART II
- ------------------------------------------------------------------------------------
Item 5.     Market for Registrant's Common Equity and Related
                  Security Holder Matters                                         11
Item 6.     Selected Financial Data                                               12
Item 7.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                        12-19
Item 8.     Financial Statements and Supplementary Data                        20-54
Item 9.     Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                        20
- ------------------------------------------------------------------------------------
PART III
- ------------------------------------------------------------------------------------
Item 10.    Trustees and Executive Officers of the Registrant                  55-57
Item 11.    Executive Compensation                                             57-59
Item 12.    Security Ownership of Certain Beneficial Owners and Management     60-63
Item 13.    Certain Relationships and Related Transactions                        64
- ------------------------------------------------------------------------------------
PART IV
- ------------------------------------------------------------------------------------
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K       65
- ------------------------------------------------------------------------------------


                                       (i)

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

Yes _X_    No ___

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

- -------------------------------------------------------------------------------
ITEM 2:  PROPERTIES

- -------------------------------------------------------------------------------
The following table sets forth certain information relating to properties owned by Peregrine and Cal REIT at December 31, 1995. All of the properties are suitable for the purpose for which they are designed and are being used. (* Denotes Cal REIT properties)


                                                                  Date of         Ownership       Square
           Direct Equity Investments                            Acquisition       Percentage       Feet
           -------------------------                            -----------       ----------      ------
SHOPPING CENTERS:
      Regency Plaza, Sacramento, California                        5/85               100%       141,965
      University Village, Sacramento, California                  12/86               100%        82,882
      TGIF Sunrise Hills, Citrus Heights, California               1/87               100%         8,500
      *Fulton Square, Sacramento, California                       5/91                76%        35,493
      *Totem Square, Kirkland, Washington                         11/90                47%       125,793
      Sunrise Hills, Citrus Heights, California                    1/89               100%        81,499
      Sierra Oaks, Roseville, California                           1/89               100%        60,064


Total Shopping Centers


OFFICE BUILDINGS:
      Timberlake, Sacramento, California                          12/86               100%        21,708
      16th and K Streets, Sacramento, California                   8/87               100%        39,753
      Town Center Garden Office Park, Long Beach, California      12/87               100%        92,681
      Hurley Ethan Office Park I, Sacramento, California           4/88               100%        36,612
      System Integrators Buildings, Sacramento, California         5/88               100%        45,000
      Hurley Ethan Office Park II, Sacramento, California          6/88               100%        39,027
      One Sunrise Park, Rancho Cordova, California                 8/83               100%        43,056


Total Office Buildings


INDUSTRIAL BUILDINGS:
      11135 Trade Center Drive, Rancho Cordova, California         5/88               100%       144,332
      11167 Trade Center Drive, Rancho Cordova, California         5/88               100%        57,650
      Parkway Center, El Dorado Hills, California                  1/88               100%        45,332
      *Redfield Commerce Center, Scottsdale, Arizona               5/88                76%        27,910
      *515 S. Fair Oaks Avenue, Pasadena, California               7/88                76%        83,106
      Mallory Service Building, Walnut Creek, California          10/88               100%        21,752

Total Industrial Buildings



                                                                     Total
                                                                    Cost (1)      Encumbrances(2)
                                                                    --------      ---------------

SHOPPING CENTERS:
      Regency Plaza, Sacramento, California                        $12,354,000       $ 8,869,000
      University Village, Sacramento, California                     8,077,000         7,732,000
      TGIF Sunrise Hills, Citrus Heights, California                 1,580,000                --
      *Fulton Square, Sacramento, California                         3,618,000                --
      *Totem Square, Kirkland, Washington                            9,400,000         4,334,000
      Sunrise Hills, Citrus Heights, California                      6,005,000         4,336,000
      Sierra Oaks, Roseville, California                             6,913,000         4,976,000

                                                                   -----------       -----------
Total Shopping Centers                                              47,947,000        30,247,000
                                                                   -----------       -----------

OFFICE BUILDINGS:
      Timberlake, Sacramento, California                             1,061,000           484,000
      16th and K Streets, Sacramento, California                     3,236,000                --
      Town Center Garden Office Park, Long Beach, California         4,795,000                --
      Hurley Ethan Office Park I, Sacramento, California             2,479,000         1,322,000
      System Integrators Buildings, Sacramento, California           1,968,000         2,380,000
      Hurley Ethan Office Park II, Sacramento, California            2,535,000         2,408,000
      One Sunrise Park, Rancho Cordova, California                   1,979,000                --
                                                                   -----------       -----------
Total Office Buildings                                              18,053,000         6,594,000
                                                                   -----------       -----------

INDUSTRIAL BUILDINGS:
      11135 Trade Center Drive, Rancho Cordova, California           2,868,000                --
      11167 Trade Center Drive, Rancho Cordova, California           1,001,000                --
      Parkway Center, El Dorado Hills, California                    1,530,000                --
      *Redfield Commerce Center, Scottsdale, Arizona                 1,573,000                --
      *515 S. Fair Oaks Avenue, Pasadena, California                 5,745,000                --
      Mallory Service Building, Walnut Creek, California             1,010,000                --
                                                                   -----------       -----------
Total Industrial Buildings                                          13,727,000                --
                                                                   -----------       -----------

- ------------------------------------------------------------------------------
ITEM 2:   PROPERTIES (continued)

- ------------------------------------------------------------------------------


                                                                Date of       Ownership   Square       Total
                        Direct Equity Investments             Acquisition     Percentage   Feet       Cost (1)    Encumbrances (2)
                        -------------------------             -----------     ----------  ------      --------    ----------------

MINI-STORAGES:
      Burbank Mini-Warehouse, Santa Rosa, California             4/85            100%      72,200      1,517,000            --
      Downtown Mini Storage, Sacramento, California              3/88            100%      44,825      1,371,000            --
                                                                                                    ------------   -----------
Total Mini-Storages                                                                                    2,888,000            --
                                                                                                    ------------   -----------

LAND:
      Florin Perkins, Sacramento, California                     6/91            100%     368,480        182,000            --
                                                                                                    ------------   -----------
Total Land                                                                                               182,000            --
                                                                                                    ------------   -----------

HOTELS:
      Park Terrace Inn, Redding, California                      7/85            100%     111,310      3,558,000     1,860,000
      Chico Holiday Inn, Chico, California                       9/86            100%      87,000      6,951,000            --
      Sacramento Holiday Inn, Sacramento, California             9/86            100%     139,800     10,201,000            --
      Walnut Creek Holiday Inn, Walnut Creek, California         3/85            100%      78,470      3,480,000            --
      *Casa Grande Motor Inn, Arroyo Grande, California (3)      9/92             76%      64,200      6,477,000     3,089,000
                                                                                                    ------------   -----------
Total Hotels                                                                                          30,667,000     4,949,000
                                                                                                    ------------   -----------
                                                                                                    $113,464,000   $41,790,000
                                                                                                    ============   ===========


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

                 1995              High         Low
                 ----              ----         ---
            First Quarter           N/A         N/A
            Second Quarter        $1.50       $1.00
            Third Quarter          1.00        0.625
            Fourth Quarter         0.625       0.125

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

                                                                            Commonwealth Equity Trust
                                                                -----------------------------------------------
                               Year Ended                        Year Ended       Year Ended       Year Ended
                              December 31,      Transition      September 30,    September 30,    September 30,
                                  1995            Period            1994              1993            1992
                              ------------      ----------      -------------    -------------    -------------
Operating results:
  Revenue(1)                   $  26,893        $   6,806        $  32,858        $  19,585        $  31,925
  Net Loss(2)                    (14,733)          (1,338)         (23,000)         (71,997)         (56,718

Net loss per share
  attributable to shares
  of beneficial interest       $   (3.54)       $   (0.39)       $   (0.92)       $   (2.87)       $   (2.26)

Financial Position:
  Total Assets                 $ 121,793        $ 142,121        $ 140,186        $ 169,213        $ 280,010
  Long-term Obligations           91,670           93,615          122,963          140,173          180,171

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

- -   The limited sources and amount of funds currently available to the Trust from operations, its revolving Line of Credit and from property dispositions after payment of associated indebtedness, and the inability of the Trust to raise capital from third parties in light of, among other things, its debt and capital structure, operating history and contingent liabilities as discussed above, and

- -   The overall lack of synergy and investment quality of the Trust's real estate portfolio, the present and expected softness in the Sacramento or other California markets where most of the properties are located, and the related declines in lease up and lease rates which adversely affect real estate values.

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

Debt service paid on the Trust's first mortgage notes totaled $4,902,000 in 1995 and $3,907,000 will be due in 1996, assuming the extension of CalREIT's Totem Square note to April 1997. During the same period, the Trust satisfied $3,596,000 in interest due on its Notes to the Senior Lender Group through the issuance of additional notes; in 1996 this interest is required to be paid monthly in cash beginning in October, a total of $1,006,000 in the coming year and approximately $4,000,000 per year thereafter. In addition to these cash commitments, claims of approximately $4,500,000 in fees for professional services have been asserted against the Trust in connection with the bankruptcy proceedings, which claims are expected to be resolved by the Bankruptcy Court in 1996. At December 31, 1995, $3,000,000 had been accrued as an expense in the Trust's financial statements with respect to this contingency. The Trust has also estimated that capital expenditures of approximately $6,500,000 to $7,000,000 will be required during 1996 to redevelop and refurbish its hotel properties in accordance with Holiday Inn franchise requirements and in order to maintain a competitive lodging product. At December 31, 1995, the Trust's long-term cash commitments included the maturity of the Line of Credit in October 1997, cash dividend payments of approximately $3,300,000 per year on the Preferred Stock commencing in October 1998, and repayment of principal and interest on the Senior Debt in October 2000.

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

Funds From (Used In) Operations and Funds Available for Distribution for the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994 are summarized as follows:

     Calculation of Funds From (Used In) Operations and Funds Available for
                                  Distribution
                             (Dollars in thousands)

                                                                         Commonwealth
                                                                         Equity Trust
                                           Year Ended                     Year Ended
                                          December 31,    Transition     September 30,
                                               1995         Period           1994
                                             -------        -------        --------
Loss before (loss) gain on foreclosure
   or sale of investments, valuation
   losses, extraordinary item and
   minority interest                         $(6,288)       $(1,242)       $(20,426)

Depreciation and amortization                  3,763            831           4,878
                                             -------        -------        --------
Funds Used in Operations                      (2,525)          (411)        (15,548)

Capital Improvements                          (2,353)          (181)         (1,493)

Loan principal payments                       (1,454)           (72)           (253)
                                             -------        -------        --------

Funds Available for Distribution             $    --        $    --        $     --
                                             =======        =======        ========

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

Net (Loss)

The Trust's net loss, loss on foreclosure or sale of investments and valuation loss for the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994, were as follows:

                                                                         Commonwealth
                                                                         Equity Trust
                               For the Year Ended                     For the Year Ended
                                  December 31,        Transition         September 30,
                                      1995              Period               1994
                                  ------------        -----------        ------------
Net loss                          $(14,733,000)       $(1,338,000)       $(23,000,000)
Net loss per share
  attributable to shares of
  beneficial interest             $      (3.54)       $     (0.39)       $      (0.92)
(Loss) gain on foreclosure
  or sale of investments          $   (184,000)       $    12,000        $    688,000
Valuation loss                    $ (9,526,000)       $  (119,000)       $ (3,413,000)

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

Item 8.           Financial Statements and Supplementary Data

Index                                                                     Page

Consolidated Financial Statements

      Report of Independent Accountants                                  21-22

      Consolidated Balance Sheets                                           23

      Consolidated Statements of Operations                              24-25

      Consolidated Statements of Changes in
       Redeemable Convertible Preferred Stock and
       Shareholders' Equity (Deficit) Accounts Attributable
       to Shares of Beneficial Interest                                  26-27

      Consolidated Statements of Cash Flows                                 28

      Notes to Consolidated Financial Statements                         29-54

Schedule III - Real Estate and Accumulated Depreciation                  66-70

Schedule IV - Mortgage Loans on Real Estate                              71-73

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

                         [COOPERS & LYBRAND LETTERHEAD]


                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Trustees
The Peregrine Real Estate Trust

We have audited the consolidated balance sheets of The Peregrine Real Estate Trust and Affiliates (Trust) as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and shareholders' equity (deficit) accounts attributable to shares of beneficial interest and cash flows for the year ended December 31, 1995, the period from October 7, 1994 to December 31, 1994 (the Transition Period), the year ended September 30, 1994, and the consolidated statement of changes in shareholders' equity (deficit) accounts attributable to shares of beneficial interest for the period from October 1, 1994 to October 7, 1994. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peregrine Real Estate Trust and Affiliates at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the year ended December 31, 1995, the Transition Period, the year ended September 30, 1994, and the consolidated statement of changes in shareholders' equity (deficit) accounts attributable to shares of beneficial interest for the period from October 1, 1994 to October 7, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

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

The originally filed financial statements have been restated, as described in
Note 1, to include redeemable convertible preferred stock dividends and accretion in the calculation of loss per share data attributable to shares of beneficial interest for the year ended December 31, 1995, and the Transition Period, and to change the presentation of the redeemable convertible preferred stock in the consolidated balance sheets and in the consolidated statements of changes in redeemable convertible preferred stock and shareholders' equity (deficit) accounts attributable to shares of beneficial interest related to such periods.



                                                COOPERS & LYBRAND L.L.P.

Sacramento, California
April 4, 1996

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994
                                  ------------

      ASSETS                                                              1995              1994
                                                                     -------------     -------------
Investments
  Rental properties, less accumulated depreciation
     of $6,001,000 and $2,812,000 in 1995 and 1994,
     respectively, and valuation allowance
     of $12,963,000 and $5,863,000 in 1995 and 1994, respectively    $  94,500,000     $ 111,767,000
  Partnership interests                                                  4,000,000         4,000,000
  Notes receivable, net of valuation allowance and deferred gains
     of $9,466,000 and $7,317,000 in 1995 and 1994, respectively        14,627,000        16,914,000
                                                                     -------------     -------------
                                                                       113,127,000       132,681,000
Cash                                                                     5,079,000         5,366,000
Restricted cash                                                            185,000           317,000
Rents and accrued interest receivable, net of valuation allowance
   of $1,040,000 and $285,000 in 1995 and 1994, respectively             1,354,000         1,323,000
Other assets, net of valuation allowance of $310,000 in
  1995 and 1994                                                          2,048,000         2,434,000
                                                                     -------------     -------------
         Total assets                                                $ 121,793,000     $ 142,121,000
                                                                     =============     =============
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
  Long-term notes payable, collateralized by deeds
     of trust on rental properties                                   $  42,703,000     $  48,277,000
  Notes payable to Senior Lender Group                                  43,441,000        40,869,000
  Credit Facility                                                        5,526,000         4,469,000
  Accounts payable and accrued expenses                                  6,673,000         9,673,000
                                                                     -------------     -------------
         Total liabilities                                              98,343,000       103,288,000
                                                                     -------------     -------------
Minority interests                                                       5,858,000         6,525,000
                                                                     -------------     -------------
Redeemable convertible preferred stock, 25,000,000
  shares authorized; 12,728,000 and 11,516,000 shares issued and outstanding in 1995 and 1994, respectively;
  net of unaccreted discount of $2,063,000 and $2,169,000
  in 1995 and 1994 respectively; liquidation preference of
  $25,457,000 and $23,032,000 in 1995 and 1994, respectively            23,394,000        20,863,000
                                                                     -------------     -------------
Shares of beneficial interest, 50,000,000 shares
  authorized; 4,881,000 and 4,884,000 shares outstanding
  in 1995 and 1994, respectively                                        13,356,000        13,339,000
Accumulated deficit                                                    (19,158,000)       (1,894,000)

Commitments and contingencies (Note 11)
                                                                     -------------     -------------
         Total liabilities and shareholders' equity (deficit)        $ 121,793,000     $ 142,121,000
                                                                     =============     =============

          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   ----------

                                                                                            Commonwealth
                                                                                            Equity Trust
                                                                                            ------------
                                                           Year Ended                        Year Ended
                                                          December 31,      Transition      September 30,
                                                              1995            Period            1994
                                                          ------------     ------------     ------------
Revenues:
  Rent                                                    $ 12,495,000     $  3,230,000     $ 14,687,000
  Interest                                                   1,766,000          338,000        2,298,000
  Hotel                                                     12,816,000        3,226,000       15,185,000
                                                          ------------     ------------     ------------
                                                            27,077,000        6,794,000       32,170,000
                                                          ------------     ------------     ------------
Expenses:
  Operating expenses                                         4,286,000        1,572,000        8,577,000
  Hotel operating expenses                                  10,964,000        2,728,000       14,327,000
  Property management                                          634,000           92,000          530,000
  Depreciation and amortization                              3,763,000          831,000        4,878,000
  Interest                                                   8,524,000        1,897,000       13,181,000
  General and administrative                                 4,194,000          916,000        3,389,000
                                                          ------------     ------------     ------------
                                                            32,365,000        8,036,000       44,882,000
                                                          ------------     ------------     ------------
  (Loss) before reorganization items,
   (loss) gain on foreclosure or sale of investments,
   valuation losses, extraordinary item
   and minority interest                                    (5,288,000)      (1,242,000)     (12,712,000)

Reorganization items                                        (1,000,000)              --       (7,714,000)
                                                          ------------     ------------     ------------
  (Loss) before (loss) gain on foreclosure or sale of
    investments, valuation losses,
    extraordinary item and minority interest                (6,288,000)      (1,242,000)     (20,426,000)

(Loss) gain on foreclosure or sale of investments, net        (184,000)          12,000          688,000
                                                          ------------     ------------     ------------
  (Loss) before valuation losses,
    extraordinary item and minority interest                (6,472,000)      (1,230,000)     (19,738,000)

Valuation losses                                            (9,526,000)        (119,000)      (3,413,000)
                                                          ------------     ------------     ------------
  (Loss) before extraordinary item
    and minority interest                                  (15,998,000)      (1,349,000)     (23,151,000)

Extraordinary item                                             598,000               --               --
                                                          ------------     ------------     ------------
  (Loss) before minority interest                          (15,400,000)      (1,349,000)     (23,151,000)

Minority interest                                              667,000           11,000          151,000
                                                          ------------     ------------     ------------
  Net loss                                                $(14,733,000)    $ (1,338,000)    $(23,000,000)
                                                          ============     ============     ============

          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                   ----------

Loss per share of beneficial interest:

                                                                                        Commonwealth
                                                                                        Equity Trust
                                                                                        ------------
                                                       Year Ended                        Year Ended
                                                       December 31,      Transition     September 30,
                                                           1995            Period           1994
                                                       ------------     -----------     ------------
Net loss                                               $(14,733,000)    $(1,338,000)    $(23,000,000)

Preferred stock dividends, net of discount               (2,242,000)       (488,000)              --

Accretion of discount on preferred stock                   (289,000)        (68,000)              --
                                                       ------------     -----------     ------------
Net loss attributable to shares of beneficial
  interest                                             $ 17,264,000     $(1,894,000)    $(23,000,000)
                                                       ============     ===========     ============
Loss per share of beneficial interest
  before extraordinary item                            $      (3.66)    $     (0.39)    $      (0.92)

Extraordinary item per share of beneficial interest            0.12              --               --
                                                       ------------     -----------     ------------
Net loss per share attributable to shares of
 beneficial interest                                   $      (3.54)    $     (0.39)    $      (0.92)
                                                       ============     ===========     ============
Weighted average number of shares of beneficial
 interest outstanding                                     4,883,000       4,884,000       25,093,000

          See accompanying notes to consolidated financial statements.

                        THE PEREGRINE REAL ESTATE TRUST
          CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT) ACCOUNTS
                 ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST
                 PERIOD FROM OCTOBER 1, 1993 TO OCTOBER 7, 1994
                                   ----------

                                            Redeemable Convertible                 Shareholders' Equity (Deficit) Accounts
                                               Preferred Stock                  Attributable to Shares of Beneficial Interest
                                          --------------------------    -----------------------------------------------------------
                                                                        Shares of Beneficial Interest  Shares of Beneficial Interest
                                                                             Pre-Reorganization             Post-Reorganization
                                            Number         Amount           Number          Amount         Number         Amount
                                          ----------    ------------     -----------     ------------     ---------    -----------
Balance at October 1, 1993*                       --              --      25,093,000     $ 25,093,000            --             --

Net Loss                                          --              --              --               --            --             --
                                          ----------    ------------     -----------     ------------     ---------    -----------
Balance at September 30, 1994*                    --              --      25,093,000       25,093,000            --             --

Exchange of Pre-Reorganization Shares
   of Beneficial Interest for Post-
   Reorganization Shares of Beneficial
   Interest                                       --              --     (25,093,000)     (25,093,000)    2,334,000    $ 6,376,000

Issuance of Redeemable Convertible
   Preferred Stock                        11,250,000    $ 22,500,000              --               --            --             --

Discount on Redeemable Convertible
   Preferred Stock                                --      (2,193,000)             --               --            --             --

Issuance of Post-Reorganization Shares
   of Beneficial Interest                         --              --              --               --     2,550,000      6,963,000

Net income for the period October 1
   through October 6, 1994                        --              --              --               --            --             --

Fresh start adjustments                           --              --              --               --            --             --
                                          ----------    ------------     -----------     ------------     ---------    -----------
Balance at October 7, 1994                11,250,000    $ 20,307,000              --               --     4,884,000    $13,339,000
                                          ----------    ------------     -----------     ------------     ---------    -----------
                                                    Shareholders' Equity (Deficit) Accounts
                                                 Attributable to Shares of Beneficial Interest
                                          ----------------------------------------------------------
                                             Additional       Accumulated            Accumulated
                                              Paid-in            Deficit               Deficit
                                              Capital      Pre-Reorganization    Post-Reorganization
                                           -------------   ------------------    -------------------
Balance at October 1, 1993*                $ 219,848,000     $(235,140,000)               --

Net Loss                                              --       (23,000,000)               --
                                           -------------     -------------          --------------
Balance at September 30, 1994*               219,848,000      (258,140,000)               --

Exchange of Pre-Reorganization Shares
   of Beneficial Interest for Post-
   Reorganization Shares of Beneficial
   Interest                                   18,479,000                --                --

Issuance of Redeemable Convertible
   Preferred Stock                                    --                --                --

Discount on Redeemable Convertible
   Preferred Stock                                    --                --                --

Issuance of Post-Reorganization Shares
   of Beneficial Interest                             --                --                --

Net income for the period October 1
   through October 6, 1994                            --        19,813,000                --

Fresh start adjustments                     (238,327,000)      238,327,000                --
                                           -------------     -------------          --------------
Balance at October 7, 1994                            --                --                --
                                           -------------     -------------          --------------

      *  Commonwealth Equity Trust (Debtor-In-Possession)

                        THE PEREGRINE REAL ESTATE TRUST
                CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
    CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT) ACCOUNTS
           ATTRIBUTABLE TO SHARES OF BENEFICIAL INTEREST (Continued)
                PERIOD FROM OCTOBER 7, 1994 TO DECEMBER 31, 1995
                                   ----------

                                                                                      Shareholders' Equity (Deficit)
                                                        Redeemable Convertible           Accounts Attributable to
                                                            Preferred Stock           Shares of Beneficial Interest
                                                   --------------------------------  -------------------------------
                                                                                       Shares of Beneficial Interest
                                                                                            Pre-Reorganization
                                                     Number               Amount            Number      Amount
                                                   ----------          ------------         ------      ------
Balance at October 7, 1994                         11,250,000          $ 20,307,000           --          --

Net loss for the period October 7
   through December 31, 1994                               --                    --           --          --

Issuance of dividend in kind on
   Redeemable Convertible Preferred Stock             266,000               532,000           --          --

Discount on Redeemable Convertible
   Preferred Stock dividend in kind                        --               (44,000)          --          --

Accretion of discount on
   Redeemable Convertible Preferred Stock                  --                68,000           --          --
                                                   ----------          ------------        ---------   ---------
Balance at December 31, 1994                       11,516,000            20,863,000           --          --

Net loss                                                   --                    --           --          --

Adjustments related to buyout of
   old CET shares and fractional rounding                  --                    --           --          --

Issuance of dividend in kind on
  Redeemable Convertible Preferred Stock            1,212,000             2,425,000           --          --

Discount on Redeemable Convertible
  Preferred Stock dividend in kind                         --              (183,000)          --          --

Accretion of discount on
  Redeemable Convertible Preferred Stock                   --               289,000           --          --
                                                   ----------          ------------        ---------   ---------
Balance at December 31, 1995                       12,728,000          $ 23,394,000           --          --
                                                   ==========          ============        =========   =========
                                                          Shareholders' Equity (Deficit) Accounts Attributable
                                                                  to Shares of Beneficial Interest
                                                   -------------------------------------------------------------------
                                                     Shares of Beneficial Interest       Additional    Accumulated
                                                         Post-Reorganization              Paid-in        Deficit
                                                     Number                Amount         Capital   Pre-Reorganization
                                                   ----------           -----------      ---------- ------------------
Balance at October 7, 1994                          4,884,000           $13,339,000          --            --

Net loss for the period October 7
   through December 31, 1994                               --                    --          --            --

Issuance of dividend in kind on
   Redeemable Convertible Preferred Stock                  --                    --          --            --

Discount on Redeemable Convertible
   Preferred Stock dividend in kind                        --                    --          --            --

Accretion of discount on
   Redeemable Convertible Preferred Stock                  --                    --          --            --
                                                   ----------           -----------      -----------  -----------
Balance at December 31, 1994                        4,884,000            13,339,000          --            --

Net loss                                                   --                    --          --            --

Adjustments related to buyout of
   old CET shares and fractional rounding              (3,000)               17,000          --            --

Issuance of dividend in kind on
  Redeemable Convertible Preferred Stock                   --                    --          --            --

Discount on Redeemable Convertible
  Preferred Stock dividend in kind                         --                    --          --            --

Accretion of discount on
  Redeemable Convertible Preferred Stock                   --                    --          --            --
                                                   ----------           -----------      -----------  -----------
Balance at December 31, 1995                        4,881,000           $13,356,000          --            --
                                                   ==========           ===========      ===========  ===========


                                         Shareholders' Equity (Deficit) Accounts
                                               Attributable to Shares of
                                                  Beneficial Interest
                                                  -------------------
                                                      Accumulated
                                                        Deficit
                                                  Post-Reorganization
                                                  -------------------
Balance at October 7, 1994                                   --

Net loss for the period October 7
   through December 31, 1994                       $ (1,338,000)

Issuance of dividend in kind on
   Redeemable Convertible Preferred Stock              (532,000)

Discount on Redeemable Convertible
   Preferred Stock dividend in kind                      44,000

Accretion of discount on
   Redeemable Convertible Preferred Stock               (68,000)
                                                   ------------
Balance at December 31, 1994                         (1,894,000)

Net loss                                            (14,733,000)

Adjustments related to buyout of
   old CET shares and fractional rounding                    --

Issuance of dividend in kind on
  Redeemable Convertible Preferred Stock             (2,425,000)

Discount on Redeemable Convertible
  Preferred Stock dividend in kind                      183,000

Accretion of discount on
  Redeemable Convertible Preferred Stock               (289,000)
                                                   ------------
Balance at December 31, 1995                       $(19,158,000)
                                                   ============

          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   ----------

                                                                                    Commonwealth
                                                                                    Equity Trust
                                                                                    ------------
                                                    Year Ended                       Year Ended
                                                   December 31,     Transition      September 30,
                                                       1995           Period            1994
                                                   ------------     -----------     ------------
Cash flows from operating activities:
  Net loss                                         $(14,733,000)    $(1,338,000)    $(23,000,000)
                                                   ------------     -----------     ------------
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                     3,763,000         831,000        4,878,000
    Loss (gain) on foreclosure or
      sale of investments, net                          184,000         (12,000)        (688,000)
    Minority interest in net loss                      (667,000)        (11,000)        (151,000)
    Extinguishment of debt                             (598,000)             --               --
    Accretion of discount on notes receivable                --              --         (284,000)
    Valuation losses                                  9,526,000         119,000        3,413,000
    Changes in other assets and liabilities:
    (Increase) decrease in rents and
      accrued interest receivable                       (55,000)         58,000         (541,000)
    (Increase) decrease in other assets                (335,000)        640,000        1,978,000
    Increase (decrease) in accounts
       payable and accrued expenses                   3,779,000      (4,854,000)      12,000,000
                                                   ------------     -----------     ------------
       Total adjustments                             15,597,000      (3,229,000)      20,605,000
                                                   ------------     -----------     ------------
       Net cash provided by
         (used in) operating activities                 864,000      (4,567,000)      (2,395,000)
                                                   ------------     -----------     ------------
Cash flows from investing activities:
  Net Proceeds from sale of investments                  99,000              --          441,000
  Improvements to rental properties                  (2,353,000)       (181,000)      (1,493,000)
  Principal collections on notes receivable           2,030,000          86,000        2,970,000
  Increase in notes receivable                               --        (175,000)              --
                                                   ------------     -----------     ------------
       Net cash (used in)
         provided by investing activities              (224,000)       (270,000)       1,918,000
                                                   ------------     -----------     ------------
Cash flows from financing activities:
  Principal payments on long-term
    notes payable                                      (430,000)        (72,000)        (253,000)
  Principal payments on notes payable
    to Senior Lender Group                           (1,024,000)             --               --
  Borrowings on Credit Facility, net                    395,000       4,410,000               --
  Distributions paid to minority interests                   --              --         (195,000)
  Decrease (increase) in restricted cash                132,000        (204,000)              --
                                                   ------------     -----------     ------------
       Net cash (used in) provided by
         financing activities                          (927,000)      4,134,000         (448,000)
                                                   ------------     -----------     ------------
       Net decrease in cash                            (287,000)       (703,000)        (925,000)

Cash, beginning of period                             5,366,000       6,069,000        6,994,000
                                                   ------------     -----------     ------------
Cash, end of period                                $  5,079,000     $ 5,366,000     $  6,069,000
                                                   ============     ===========     ============

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

               Plan of Reorganization Under Chapter 11 Proceedings

       On August 2, 1993, the Trust filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of the Trust's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender.

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

                               Net Loss Per Share

         Net loss per share of beneficial interest has been computed based on the weighted-average number of shares outstanding during the year ended December 31, 1995, the Transition Period and the year ended September 30, 1994, of 4,883,000, 4,884,000 and 25,093,000, respectively. For purposes of determining average number of shares outstanding and net loss per share for the Transition Period, October 1, 1994, is treated as the Effective Date. Shares of Beneficial Interest equivalents are anti-dilutive for the year ended December 31, 1995 and the Transition Period.

      Restatement of Certain Data in Previously Filed Financial Statements

         The loss per share data attributable to shares of beneficial interest have been restated to include preferred stock dividends and accretion of preferred stock in the calculation for the year ended December 31, 1995 and the Transition Period. The restatement increased the loss per share attributable to shares of beneficial interest by $(0.52) and $(0.12) for the year ended December 31, 1995 and the Transition Period, respectively. The restatement also included changing the presentation of the redeemable convertible preferred stock in the consolidated balance sheets and the consolidated statements of changes in redeemable convertible preferred stock and shareholders' equity (deficit) accounts attributable to shares of beneficial interest.

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

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

         Noncancellable operating leases at December 31, 1995, provide for minimum rental income during each of the next five years of $9,071,000, $7,688,000, $6,291,000, $4,946,000 and $3,221,000, respectively, and $9,859,000 thereafter. Certain of the leases increase periodically based on changes in the Consumer Price Index.

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

   Investment in CR Properties general partnership, at the
         Trust's reorganization value                           $             --
                                                                ----------------

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

                   1996                   $  1,312,000
                   1997                         56,000
                   1998                        737,000
                   1999                         40,000
                   2000                         44,000
                   Thereafter               18,453,000
                                          ------------
                                          $ 20,642,000
                                          ------------

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

The detail is set forth below:

                                                                                                        Commonwealth
                                                                                                        Equity Trust
                                                                                                        ------------
                                                    Year Ended                                            Year Ended
                                                  December 31,                Transition               September 30,
                                                          1995                    Period                        1994
                                                          ----                    ------                        ----
Rental Properties
Allowance for valuation losses on
  rental property investments:
   Beginning balance                            $    5,863,000              $ 71,257,000               $ 78,659,000
   Fresh start adjustment                                   --               (65,463,000)                        --
                                                --------------               -----------               ------------
  Adjusted balance                                   5,863,000                 5,794,000                 78,659,000
   Provision for valuation losses                    7,100,000                    69,000                  2,834,000
   Amounts charged against
      allowance for valuation losses                        --                        --                (10,236,000)
                                                --------------               -----------                -----------

          Ending balance                        $   12,963,000              $  5,863,000               $ 71,257,000
                                                ==============              ============                ===========

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

7. Valuation Allowances, continued

                                                                                                       Commonwealth
                                                                                                       Equity Trust
                                                                                                       ------------
                                                   Year Ended                                            Year Ended
                                                  December 31,                Transition               September 30
                                                          1995                    Period                       1994
                                                 -------------             -------------               ------------
Partnership Interests
- ---------------------
Allowance for valuation losses on
  partnership interests:
   Beginning balance                              $         --              $ 17,429,000               $ 17,429,000
   Fresh start adjustment                                   --               (17,429,000)                        --
                                                  ------------              ------------               ------------
   Adjusted balance                                         --                        --                 17,429,000
   Provision for valuation losses                           --                        --                         --
                                                  ------------              ------------               ------------

          Ending balance                          $         --              $         --               $ 17,429,000
                                                  ============              ============               ============

Notes Receivable
- ----------------
Allowance for valuation losses,
  unaccreted discounts and deferred
  gains on notes receivable:
  Beginning Balance                               $  7,317,000              $  7,773,000               $  8,430,000
  Fresh start adjustment                                    --                  (579,000)                        --
                                                  ------------             -------------               ------------
   Adjusted balance                                  7,317,000                 7,194,000                  8,430,000
   Provision for valuation losses                    2,426,000                        --                    579,000
   Deferral of Gains                                        --                     135,000                         --
   Recognition of deferred gains                       (66,000)                  (12,000)                        --
   Accretion of discount                                    --                        --                   (284,000)
   Amounts charged against
     allowance for valuation
     losses                                           (211,000)                       --                   (952,000)
                                                  ------------              ------------               ------------

           Ending balance                         $  9,466,000              $  7,317,000               $  7,773,000
                                                  ============              ============               ============

Rents and Interest Receivable
- -----------------------------
Allowance for bad debt losses on
  rents and interest receivable:
   Beginning balance                              $    285,000              $  2,555,000               $  2,478,000
   Fresh start adjustment                                   --                (2,434,000)                        --
                                                 -------------              ------------               ------------
   Adjusted balance                                    285,000                   121,000                  2,478,000
   Provision for losses                              1,391,000                   198,000                  2,554,000
   Amounts charged against
     allowance for losses                             (636,000)                  (34,000)                (2,477,000)
                                                 -------------              ------------               ------------

          Ending balance                          $  1,040,000              $    285,000               $  2,555,000
                                                  ============              ============               ============

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

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

10. Statements of Cash Flows Supplemental Information

         In connection with the sale of investments, the Trust entered into various non-cash transactions as follows:

                                                                                                       Commonwealth
                                                                                                       Equity Trust
                                                                                                      -------------
                                                    Year Ended                                           Year Ended
                                                  December 31,                Transition              September 30,
                                                          1995                    Period                       1994
                                                   -----------               -----------               ------------

Sales price less selling costs                    $  5,174,000              $  3,101,000               $  6,363,000
Notes receivable                                    (2,240,000)               (1,144,000)                        --
Notes payable assumed by buyer
 and other liabilities applied to
 sales price                                        (2,835,000)               (1,957,000)                (5,922,000)
                                                   -----------               -----------               ------------

Net cash received                                 $     99,000              $         --               $    441,000
                                                  ============              ============               ============

Carrying value
 of property sold                                 $  5,158,000              $  3,025,000               $ 12,293,000
                                                  ============              ============               ============



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

         Other lawsuits, all of which have been resolved, involved the following matters:

               -- Claims filed by the Senior Lender Group, Senior Mortgage
                  Holders and other Claim Holders. These claims were settled in the Chapter 11 proceedings described in Note 1.

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

11. Commitments and Contingencies, continued

                              Litigation, continued

               -- Litigation filed in 1991 named the individual Trustees of the
                  Trust and B & B Property Investment, Development and Management Company, Inc. (B & B), among others, as defendants and the Trust as a nominal defendant. It sought among other things, a declaration that the Trust's management agreement with B & B was invalid and imposition of a constructive trust on and recovery of $7,195,000 by B & B in 1989. In October 1994 (prior to the Effective Date), this case was settled, and the Trust received a settlement of approximately $900,000.

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

         Management of the Parent has developed a plan to meet these near term obligations, which includes the following:

               -- The Parent anticipates selling various properties and other assets that, after payment of 80% of the proceeds of sale to the Senior Lender Group, would produce cash to assist in meeting its obligations, in addition to cash flow generated from normal operations.

               -- The Parent may draw additional amounts available under its current line of credit to assist in meeting its obligations.

               -- The Parent is also negotiating to refinance the existing debt on its hotel properties, which would provide additional borrowings to meet the capital improvement requirements for these hotel properties, as noted above. This refinancing would be subject to the approval of the Senior Lender Group.

               -- The Parent is currently negotiating with the professional service firms regarding the ultimate payment to be made and the terms. If an agreement is reached, the Parent and the settling firms will submit a joint statement recommending payment amount and terms to the Bankruptcy Court in order for the Court to hear the matter on April 18, 1996. In addition, it is possible that the Bankruptcy Court could award interest on such past due amounts. The Company has evaluated its accrual with regard to such professional fees and has increased the accrual to $3,000,000.

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

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

12. Selected Quarterly Financial Data (Unaudited)

                                                                          Quarter Ended
                                                                          -------------
                                             March 31             June 30            September 30         December 31
                                           ------------         ------------         ------------         ------------
1995
- ----

Revenues                                   $  6,853,000         $  7,269,000         $  6,618,000         $  6,337,000
                                           ============         ============         ============         ============

Reorganization items                       $         --         $         --         $         --         $ (1,000,000)
                                           ============         ============         ============         ============
(Loss) gain on foreclosure or
  sale of investments, net                 $     (7,000)        $   (499,000)        $         --         $    322,000
                                           ============         ============         ============         ============

Loss before extraordinary item             $   (829,000)        $ (1,653,000)        $ (1,554,000)        $(11,295,000)
                                           ============         ============         ============         ============

Net loss                                   $   (761,000)        $ (1,327,000)        $ (1,296,000)        $(11,349,000)(1)
                                           ============         ============         ============         ============

Net loss attributable to shares of
 beneficial interest                       $ (1,357,000)        $ (1,947,000)        $ (1,944,000)        $(12,016,000)
                                           ============         ============         ============         ============

Loss per share of beneficial
 interest before extraordinary item        $      (0.29)        $      (0.47)        $      (0.45)        $      (2.45)

Extraordinary item per share
 of beneficial interest                            0.01                 0.07                 0.05                (0.01)
                                           ------------         ------------         ------------         ------------



Net loss per share attributable to
 shares of beneficial interest             $      (0.28)        $      (0.40)        $      (0.40)        $      (2.46)
                                           ============         ============         ============         ============



                                                                          Quarter Ended
                                                                          -------------
                                         December 31            March 31             June 30            September 30
                                        -------------         ------------         ------------         ------------
1994
- ----

Revenues                                $   8,581,000         $  7,747,000         $  8,090,000         $  7,752,000
                                        =============         ============         ============         ============

Reorganization items                    $    (492,000)        $   (936,000)        $ (2,067,000)        $ (4,219,000)
                                        =============         ============         ============         ============

(Loss) gain on foreclosure or
 sale of investments, net               $          --         $   (215,000)        $    175,000         $    728,000
                                        =============         ============         ============         ============

Net loss                                $  (3,806,000)        $ (3,692,000)        $ (4,058,000)        $(11,444,000)(2)
                                        =============         ============         ============         ============

Net loss per share of beneficial
 interest                               $       (0.15)        $      (0.15)        $      (0.16)        $      (0.46)
                                        =============         ============         ============         ============


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

15. Income Taxes

         The income tax effect of temporary differences between financial and income tax reporting that give rise to a significant portion of the deferred income tax assets under the provision of SFAS 109 is as follows:

                                                               1995                1994
                                                               ----                ----

          NOL carryforward                                 $ 26,760,000       $ 26, 813,000
          Fixed assets                                       20,254,000         21, 688,000
          Investments                                        18,429,000          17,661,000
          Notes receivable                                      248,000             232,000
          Capital loss carryforward                           6,067,000           3,962,000
          Other                                                 832,000             918,000
                                                           ------------        ------------
                                                             72,590,000          71,274,000

          Less valuation allowance (Note 1)                 (72,590,000)        (71,274,000)
                                                            ------------       ------------

          Net                                               $        --       $          --
                                                             ==========          ==========

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

15. Income Taxes, continued

         At December 31, 1995, the Trust had tax net operating loss carryforwards (NOL) which may be applied against future taxable income and which expire as follows:

                           Year             Federal         California
                           ----             -------         ----------

                           1996             655,000             313,000
                           1997             655,000             313,000
                           1998             655,000             313,000
                           1999             655,000             313,000
                           2000             655,000          11,348,000
                           2002                  --          11,092,000
                           2003                  --           8,196,000
                           2006           5,874,000                  --
                           2007          30,012,000                  --
                           2008          16,387,000                  --
                           2010          17,248,000                  --
                                        -----------        ------------

                                       $ 72,796,000        $ 31,888,000
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

16. Fresh Start Balance Sheet of The Peregrine Real Estate Trust (Peregrine)
    Only

         The effect of the Plan of Reorganization on The Peregrine Real Estate Trust's (formerly Commonwealth Equity Trust) balance sheet as of October 7, 1994, is as follows:


                                                                                                                     The Peregrine
                                                                                Adjustments to Record                 Real Estate
                                                                                Confirmation of Plan                     Trust's
                                                                   -----------------------------------------------    Reorganized
                                                      Pre-            Debt           Exchange           Fresh        Balance Sheet,
                                                 Confirmation(1)   Discharge(2)     of Stock(3)        Start(4)      October 7, 1994
                                                  -------------    -------------    -------------    -------------    -------------


Assets:
Investments:
     Rental properties, net                       $  91,823,000    $          --   $           --     $  5,036,000    $  96,859,000
     Investment in CalREIT                           21,196,000               --               --               --       21,196,000
     Other Investments                                6,449,000               --               --               --        6,449,000
                                                                                                                      -------------
                                                    119,468,000               --               --        5,036,000      124,504,000

Cash                                                  2,833,000               --               --               --        2,833,000
Other assets                                          2,612,000               --               --          833,000        3,445,000
                                                  -------------    -------------    -------------    -------------    -------------
         Total assets                             $ 124,913,000    $          --    $          --     $  5,869,000    $ 130,782,000
                                                  =============    =============    =============    =============    =============

Liabilities and Shareholders' Equity (Deficit):

Liabilities:
Liabilities subject to compromise:
     Liabilities subject to compromise            $ 123,340,000    $ (74,402,000)   $          --    $ (48,938,000)   $          --
     Due to CalREIT, subject to compromise              623,000         (121,000)              --         (502,000)              --
                                                  -------------    -------------    -------------    -------------    -------------
     Total liabilities subject to compromise        123,963,000      (74,523,000)              --      (49,440,000)              --
                                                  -------------    -------------    -------------    -------------    -------------

Liabilities not subject to compromise:
     Long-term notes payable, collateralized
        by deeds of trust on rental properties               --               --               --       39,573,000       39,573,000
     Notes payable to Lender Group                           --       40,000,000               --               --       40,000,000
     Post petition accounts payable and
        accrued expenses                             14,149,000       (7,142,000)         238,000       10,318,000       17,563,000
                                                  -------------    -------------    -------------    -------------    -------------
     Total liabilities not subject to
        compromise                                   14,149,000       32,858,000          238,000       49,891,000       97,136,000
                                                  -------------    -------------    -------------    -------------    -------------
                                                    138,112,000      (41,665,000)         238,000          451,000       97,136,000
                                                  -------------    -------------    -------------    -------------    -------------

Redeemable convertible preferred stock                       --       20,307,000               --               --       20,307,000
Shares of beneficial interest -
   pre-reorganization                                25,093,000               --      (25,093,000)              --               --
Shares of beneficial interest -
   post-reorganization                                       --        6,963,000        6,376,000               --       13,339,000
Additional paid-in capital                          219,848,000       18,479,000     (238,327,000)              --
Accumulated deficit                                (258,140,000)      14,395,000               --      243,745,000               --
                                                  -------------    -------------    -------------    -------------    -------------

      Total liabilities and shareholders'
         equity (deficit)                         $ 124,913,000     $         --     $         --    $   5,869,000    $ 130,782,000
                                                   =============    =============    =============    =============    =============

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

16. Fresh Start Balance Sheet of The Peregrine Real Estate Trust (Peregrine) Only, continued

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

17. Selected Pre-Reorganization Financial Data

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

                 THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

18. Reorganization Items

         Reorganization items are calculated from August 2, 1993, the date on which the Trust filed its petition for reorganization, and consist of the following:

                                                      Commonwealth
                                                      Equity Trust
                                                      ------------
                                                      For the Year Ended
                                                      September 30,
                                                                    1994
Interest earned on accumulated cash                        $      38,000
Professional fees                                             (7,752,000)
                                                              ----------
Net reorganization items                                    $ (7,714,000)
                                                              ==========



         The prior accrual for professional fees during reorganization was increased by $1,000,000 in 1995.

- --------------------------------------------------------------------------------
                                    PART III
- --------------------------------------------------------------------------------

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


- ------------------------------------------------------------------------------
Item 11.  Executive Compensation
- ------------------------------------------------------------------------------


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

Summary Compensation Table

                                                            Annual Compensation
           Name and                                                                     Other Annual
      Principal Position              Period*             Salary            Bonus       Compensation
      ------------------              ------              ------            -----       ------------
Frank A. Morrow                 1995                     $300,000            - -                - -
Chief Executive Officer         October 7 to             $ 70,000            - -                - -
during 1995                     December 31, 1994

Arnold E. Brown**               1995                     $ 99,750            - -            $28,500***
Vice President and Chief        October 7 to             $ 28,500          $12,500              - -
Financial Officer               December 31, 1994


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

Compensation of Trustees

         During 1995, each Trustee of the Trust was paid $5,000 per quarter, $1,000 for each full-day Board of Trustees meeting attended, and $500 for each half-day meeting, telephone meeting, or special committee meeting attended.

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

                                                                                   Shares
                                             Name and Address of                Beneficially     Percent
        Title of Class                        Beneficial Owner                      Owned        of Class
        --------------                       -------------------                ------------     --------

Redeemable Convertible           Pacific Mutual Life Insurance Company
Preferred Shares                 c/o Ronn Cornelius
                                 700 Newport Center Drive
                                 Newport Beach, CA  92660
                                                                                  3,475,384        26.6%

                                 The Prudential Insurance Company
                                 of America(1)
                                 c/o Don Dyche
                                 Corporate Finance Group, 9th Floor
                                 Four Gateway Center
                                 100 Mulberry Center
                                 Newark, NJ  07102-4069                           2,172,115        16.6%


                                 TCW Special Credits Plus Fund(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                           1,729,178        13.3%

                                 TCW Special Credits Fund IV(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                           1,617,617        12.4%

                                 PRUCO Life Insurance Company(1)
                                 c/o Don Dyche
                                 Corporate Finance Group, 9th Floor
                                 Four Gateway Center
                                 100 Mulberry Street
                                 Newark, NJ  07102-4069                           1,303,270        10.0%


                                 Orix USA Corp.
                                 c/o Arnold Kawano
                                 780 Third Avenue, Floor #48
                                 New York, NY  10017                                 521,308        4.0%

                                 Weyerhaeuser Company Master
                                 Retirement Trust(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                              502,019        3.8%

                                 TCW Special Credits Fund IVA(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                              334,680        2.6%
                                                                                     -------        ----

                                                   Total                          13,050,069        100%

(1)  Shares held by:       Gateway Recovery Trust
                           c/o Michael Morcom
                           Trust Administrator
                           Chemical Bank
                           450 West 33rd Street
                           New York, NY  10001-2697

(2)  Shares held by:       Salkeld & Company
                           c/o Bankers Trust Company
                           16 Wall Street, M/S 4042
                           New York, NY  10015


                                                                                   Shares
                                             Name and Address of                Beneficially     Percent
Title of Class                                Beneficial Owner                      Owned        of Class
- --------------                               -------------------                ------------     --------

Common Shares                    Pacific Mutual Life Insurance Company
                                 c/o Ronn Cornelius
                                 700 Newport Center Drive
                                 Newport Beach, CA  92660                          681,913         13.9%

                                 The Prudential Insurance Company
                                 of America(1)
                                 c/o Don Dyche
                                 Corporate Finance Group, 9th Floor
                                 Four Gateway Center
                                 100 Mulberry Center
                                 Newark, NJ  07102-4069                            426,195          8.7%

                                 TCW Special Credits Plus Fund(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                            339,286          6.9%

                                 TCW Special Credits Fund IV(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                            317,396          6.5%

                                 TCW Special Credits Trust IV(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                            273,618          5.6%

                                 PRUCO Life Insurance Company(1)
                                 c/o Don Dyche
                                 Corporate Finance Group, 9th Floor
                                 Four Gateway Center
                                 100 Mulberry Street
                                 Newark, NJ  07102-4069                            255,717          5.2%

                                 Orix USA Corp.
                                 c/o Arnold Kawano
                                 780 Third Avenue, Floor #48
                                 New York, NY  10017                               102,287          2.1%


                                                                                   Shares
                                             Name and Address of                Beneficially     Percent
Title of Class                                Beneficial Owner                      Owned        of Class
- --------------                               -------------------                ------------     --------


                                 Weyerhaeuser Company Master
                                 Retirement Trust(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                              98,502         2.0%

                                 TCW Special Credits Fund IVA(2)
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                              65,668         1.3%

                                                                                  ---------
                                                   Subtotal                       2,560,582

                                 E. Lawrence Hill, Jr.                               13,334**        *

                                 John McMahan***                                     13,334**        *

                                 John F. Salmon                                      13,334**        *

                                 Kenneth T. Seeger                                   13,334**        *

                                                   Subtotal                          53,336
                                                                                  ---------
                                                   Total                          2,613,918
                                                                                  ---------

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

- ------------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions
- ------------------------------------------------------------------------------


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

- --------------------------------------------------------------------------------
PART IV
- --------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K



(a)  (1)          Financial Statements                                              Page

                  Included in Part II of this report::

                  Report of Independent Accountants                                   21-22
                  Consolidated Balance Sheets at December 31, 1995 and 1994              23
                  Consolidated Statements of Operations                               24-25
                  Consolidated Statements of Changes in Shareholders' Equity
                     (Deficit) Accounts                                               26-27
                  Consolidated Statements of Cash Flows                                  28
                  Notes to Consolidated Financial Statements                          29-54

(a)  (2)          Consolidated Financial Statement Schedules and Exhibits Filed


Schedule III      Real Estate and Accumulated Depreciation                            66-70

Schedule IV       Mortgage Loans on Real Estate                                       71-73

- -------------------------------------------------------------------------------

The statements and schedules referred to above should be read in conjunction with the financial statements with notes thereto included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the consolidated financial statements or notes thereto.

- -------------------------------------------------------------------------------

(b) Reports on Form 8-K

- -------------------------------------------------------------------------------

No Reports on Form 8-K filed.

- -------------------------------------------------------------------------------

(c) Exhibits

- -------------------------------------------------------------------------------

Exhibits - 27, Financial Data Schedule.

- -------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995          Page 1 Part A
- -------------------------------------------------------------------------------

                  Column A                                     Column B                Column C                  Column D
- -----------------------------------------------------          ------------      -----------------------   ------------------------

                                                                                                            Cost Capitalization
                                                                                                                Subsequent
                                                                                ..Initial Cost to Trust..  .....to Acquisition.....
                                                                                             Buildings,
                                                                                            Improvements
                                                                                            and Personal
               Description                                     Encumbrances      Land         Property     Improvements   Carrying
                                                                                                                            Cost
               -----------                                     ------------      ----       ------------   ------------   --------
SHOPPING CENTERS:
    Regency Plaza, Sacramento, California                      $ 8,869,000      4,200,000      7,056,000     1,098,000         --
    University Village, Sacramento, California                   7,732,000        877,000      6,142,000     1,058,000         --
    TGIF Sunrise Hills, Citrus Heights, California                      --        450,000      1,125,000         5,000         --
    *Fulton Square, Sacramento, California                              --         Leased      3,536,000        82,000         --
    *Totem Square, Kirkland, Washington                          4,334,000      3,175,000      5,793,000       432,000         --
    Sunrise Hills, Citrus Heights, California                    4,336,000      2,316,000      3,192,000       497,000         --
    Sierra Oaks, Roseville, California                           4,976,000      1,892,000      4,746,000       275,000         --
                                                               -----------      ---------      ---------     ---------     ------
Total Shopping Centers                                          30,247,000     12,910,000     31,590,000     3,447,000         --
                                                               -----------      ---------      ---------     ---------     ------

OFFICE BUILDINGS:
    Timberlake, Sacramento, California                             484,000         Leased        804,000       257,000         --
    16th and K Streets, Sacramento, California                          --        388,000      2,677,000       171,000         --
    Town Center Garden Office Park, Long Beach, California              --      1,293,000      3,313,000       189,000         --
    One Sunrise Park, Rancho Cordova, California                        --        356,000      1,092,000       531,000         --
    Hurley Ethan Office Park I, Sacramento, California           1,322,000        410,000      1,237,000       832,000         --
    System Integrators Buildings, Sacramento, California         2,380,000        427,000      1,530,000        11,000         --
    Hurley Ethan Office Park II, Sacramento, California          2,408,000        827,000      1,391,000       317,000         --
                                                               -----------      ---------      ---------     ---------     ------
Total Office Buildings                                           6,594,000      3,701,000     12,044,000     2,308,000         --
                                                               -----------      ---------      ---------     ---------     ------

INDUSTRIAL BUILDINGS:
    11135 Trade Center Drive, Rancho Cordova, California                --        567,000      1,739,000       562,000         --
    11167 Trade Center Drive, Rancho Cordova, California                --        402,000        567,000        32,000         --
    *Redfield Commerce Center, Scottsdale, Arizona                      --        580,000        823,000       170,000         --
    *515 S. Fair Oaks Avenue, Pasadena, California                      --      1,410,000      4,305,000        30,000         --
    Parkway Center, El Dorado Hills, California                         --        233,000      1,048,000       249,000         --
    Mallory Service Building, Walnut Creek, California                  --        852,000        154,000         4,000         --
                                                               -----------      ---------      ---------     ---------     ------
Total Industrial Buildings                                     $        --      4,044,000      8,636,000     1,047,000         --
                                                               -----------      ---------      ---------     ---------     ------

                                                                    (Continued)

- -------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995          Page 2 Part A
- -------------------------------------------------------------------------------

                        Column A                               Column B                Column C
- -------------------------------------------------           -------------        -------------------------


                                                                                 ..Initial Cost to Trust..
                                                                                              Buildings,
                                                                                            Improvements
                                                                                             and Personal
                       Description                           Encumbrances        Land           Property
                       -----------                           ------------        ----        ------------
MINI-STORAGES:
    Burbank Mini-Warehouse, Santa Rosa, California           $        --          475,000          980,000
    Downtown Mini Storage, Sacramento, California                     --           Leased        1,340,000
                                                             -----------       ----------       ----------

Total Mini-Storages                                                   --          475,000        2,320,000
                                                             -----------       ----------       ----------

LAND:
    Florin Perkins, Sacramento, California                            --          182,000               --
                                                             -----------       ----------       ----------

Total Land                                                            --          182,000               --
                                                             -----------       ----------       ----------

HOTELS:
    Park Terrace Inn, Redding, California                      1,860,000        1,047,000        1,167,000
    Chico Holiday Inn, Chico, California                              --          480,000        4,337,000
    Sacramento Holiday Inn, Sacramento, California                    --        2,297,000        5,719,000
    Walnut Creek Holiday Inn, Walnut Creek, California                --        1,099,000        1,812,000
    *Casa Grande Motor Inn, Aroyo Grande, California           3,089,000        1,289,000        3,911,000
                                                             -----------       ----------       ----------

Total Hotels                                                   4,949,000        6,212,000       16,946,000
                                                             -----------       ----------       ----------
Total Investment in Real Estate                              $41,790,000       27,524,000       71,536,000
                                                             ===========       ==========       ==========

PARTNERSHIPS:
    CR Properties, Sacramento, California                    $        --               --               --
    Placer Ranch, Rocklin, California                                 --               --               --
                                                             -----------       ----------       ----------

Total Investment in Partnerships                             $        --               --               --
                                                             ===========       ==========       ==========
Total Investment in Real Estate and Partnerships             $41,790,000       27,524,000       71,536,000
                                                             ===========       ==========       ==========



                                                                         Column D
                                                          ----------------------------------
                                                            Cost Capitalization Subsequent
                                                          ..........to Acquisition..........

                                                           Improvements     Carrying Cost
                                                           ------------     -------------
MINI-STORAGES:
    Burbank Mini-Warehouse, Santa Rosa, California               62,000              --
    Downtown Mini Storage, Sacramento, California                31,000              --
                                                             ----------       ---------

Total Mini-Storages                                              93,000              --
                                                             ----------       ---------

LAND:
    Florin Perkins, Sacramento, California                           --              --
                                                             ----------       ---------

Total Land                                                           --              --
                                                             ----------       ---------

HOTELS:
    Park Terrace Inn, Redding, California                     1,344,000              --
    Chico Holiday Inn, Chico, California                      2,134,000              --
    Sacramento Holiday Inn, Sacramento, California            2,185,000              --
    Walnut Creek Holiday Inn, Walnut Creek, California          569,000              --
    *Casa Grande Motor Inn, Aroyo Grande, California          1,277,000              --
                                                             ----------       ---------

Total Hotels                                                  7,509,000              --
                                                             ----------       ---------

Total Investment in Real Estate                              14,404,000              --
                                                             ==========       =========

PARTNERSHIPS:
    CR Properties, Sacramento, California                            --              --
    Placer Ranch, Rocklin, California                                --       4,000,000
                                                             ----------       ---------

Total Investment in Partnerships                                     --       4,000,000
                                                             ==========       =========

Total Investment in Real Estate and Partnerships             14,404,000       4,000,000
                                                             ==========       =========

- -------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995          Page 1 Part B
- -------------------------------------------------------------------------------

                 Column A                                                                Column E
- --------------------------------------------------               --------------------------------------------------------------

                                                                                       Gross Amount at Which
                                                                 ....................Carried at Close of Period..................

                                                                                                     Valuation
                                                                                 Buildings and         Write
               Description                                          Land          Improvements         Down (3)      Total (2)
               -----------                                          ----          ------------         --------      ---------

SHOPPING CENTERS:
    Regency Plaza, Sacramento, California                        $ 4,200,000        8,154,000         218,000       12,136,000
    University Village, Sacramento, California                       877,000        7,200,000              --        8,077,000
    TGIF Sunrise Hills, Citrus Heights, California                   450,000        1,130,000              --        1,580,000
    *Fulton Square, Sacramento, California                            Leased        3,618,000         944,000        2,674,000
    *Totem Square, Kirkland, Washington                            3,175,000        6,225,000         604,000        8,796,000
    Sunrise Hills, Citrus Heights, California                      2,316,000        3,689,000              --        6,005,000
    Sierra Oaks, Roseville, California                             1,892,000        5,021,000         989,000        5,924,000
                                                                 -----------      -----------      ----------      -----------

Total Shopping Centers                                            12,910,000       35,037,000       2,755,000       45,192,000
                                                                 -----------      -----------      ----------      -----------

OFFICE BUILDINGS:
    Timberlake, Sacramento, California                                Leased        1,061,000         194,000          867,000
    16th and K Streets, Sacramento, California                       388,000        2,848,000              --        3,236,000
    Town Center Garden Office Park, Long Beach, California         1,293,000        3,502,000         152,000        4,643,000
    One Sunrise Park, Rancho Cordova, California                     356,000        1,623,000         189,000        1,790,000
    Hurley Ethan Office Park I, Sacramento, California               410,000        2,069,000              --        2,479,000
    System Integrators Buildings, Sacramento, California             427,000        1,541,000              --        1,968,000
    Hurley Ethan Office Park II, Sacramento, California              827,000        1,708,000              --        2,535,000
                                                                 -----------      -----------      ----------      -----------

Total office buildings                                             3,701,000       14,352,000         535,000       17,518,000
                                                                 -----------      -----------      ----------      -----------

COMMERCIAL BUILDINGS:
    11135 Trade Center Drive, Rancho Cordova, California             567,000        2,301,000              --        2,868,000
    11167 Trade Center Drive, Rancho Cordova, California             402,000          599,000              --        1,001,000
    *Redfield Commerce Center, Scottsdale, Arizona                   580,000          993,000         542,000        1,031,000
    *515 S. Fair Oaks Avenue, Pasadena, California                 1,410,000        4,335,000       1,838,000        3,907,000
    Parkway Center, El Dorado Hills, California                      233,000        1,297,000              --        1,530,000
    Mallory Service Building, Walnut Creek, California               852,000          158,000              --        1,010,000
                                                                 -----------      -----------      ----------      -----------

Total commercial buildings                                       $ 4,044,000        9,683,000       2,380,000       11,347,000
                                                                 -----------      -----------      ----------      -----------


                                                                   Column F       Column G      Column H         Column I
                                                                 ------------  -------------   ------------     ---------------
                                                                                                                 Life on Which
                                                                                                                Depreciation in
                                                                                                                 Latest Income
                                                                  Accumulated    Date of          Date           Statement is
                                                                 Depreciation   Construction    Acquired           Computed
                                                                 ------------   ------------    --------           --------


SHOPPING CENTERS:
    Regency Plaza, Sacramento, California                          335,000            1986        5/85            31 Years
    University Village, Sacramento, California                     283,000            1975       12/86            32 Years
    TGIF Sunrise Hills, Citrus Heights, California                  44,000            1984        1/87            32 Years
    *Fulton Square, Sacramento, California                         467,000            1980        5/91            40 Years
    *Totem Square, Kirkland, Washington                            797,000            1981       11/90            40 Years
    Sunrise Hills, Citrus Heights, California                      129,000            1981        1/89            34 Years
    Sierra Oaks, Roseville, California                             184,000            1989        1/89            34 Years
                                                                 ---------       ---------       -----            --------

Total Shopping Centers                                           2,239,000
                                                                 ---------       ---------       -----            --------

OFFICE BUILDINGS:
    Timberlake, Sacramento, California                              46,000            1973       12/86            32 Years
    16th and K Streets, Sacramento, California                     110,000            1987        8/87            33 Years
    Town Center Garden Office Park, Long Beach, California         143,000            1983       12/87            33 Years
    One Sunrise Park, Rancho Cordova, California                    91,000            1982        8/83            24 Years
    Hurley Ethan Office Park I, Sacramento, California              80,000            1978        4/88            34 Years
    System Integrators Buildings, Sacramento, California            59,000            1984        5/88            34 Years
    Hurley Ethan Office Park II, Sacramento, California             89,000            1981        6/88            34 Years
                                                                 ---------       ---------       -----            --------
Total office buildings                                             618,000
                                                                 ---------       ---------       -----            --------

COMMERCIAL BUILDINGS:
    11135 Trade Center Drive, Rancho Cordova, California           153,000            1984        5/88            34 Years
    11167 Trade Center Drive, Rancho Cordova, California            22,000            1984        5/88            34 Years
    *Redfield Commerce Center, Scottsdale, Arizona                 308,000            1983        5/88            34 Years
    *515 S. Fair Oaks Avenue, Pasadena, California                 803,000       1915/1988        7/88            40 Years
    Parkway Center, El Dorado Hills, California                     47,000            1985        1/88            33 Years
    Mallory Service Building, Walnut Creek, California               6,000            1970       10/88            34 Years
                                                                 ---------       ---------       -----            --------
Total commercial buildings                                       1,339,000
                                                                 ---------       ---------       -----            --------


                                                                     (Continued)

- ------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995          Page 2 Part B
- ------------------------------------------------------------------------------

                        Column A                                                              Column E
- ------------------------------------------------------            ---------------------------------------------------------------

                                                                                        Gross Amount at Which
                                                                     .................Carried at Close of Period..................

                                                                                                      Valuation
                                                                                 Buildings and          Write
                                   Description                    Land            Improvements        Down (3)          Total (2)
                                   -----------                    ----            ------------        --------          ---------


    Burbank Mini-Warehouse, Santa Rosa, California             $   475,000          1,042,000                 --         1,517,000
    Downtown Mini Storage, Sacramento, California                   Leased          1,371,000                 --         1,371,000
                                                               -----------         ----------         ----------       -----------

                                                                   475,000          2,413,000                 --         2,888,000
                                                               -----------         ----------         ----------       -----------

LAND:
    Florin Perkins, Sacramento, California                         182,000                 --                 --           182,000
                                                               -----------         ----------         ----------       -----------

Total land                                                         182,000                 --                 --           182,000
                                                               -----------         ----------         ----------       -----------

HOTELS:
    Park Terrace Inn, Redding, California                        1,047,000          2,511,000            871,000         2,687,000
    Chico Holiday Inn, Chico, California                           480,000          6,471,000          3,452,000         3,499,000
    Sacramento Holiday Inn, Sacramento, California               2,297,000          7,904,000                 --        10,201,000
    Walnut Creek Holiday Inn, Walnut Creek, California           1,099,000          2,381,000                 --         3,480,000
    *Casa Grande Motor Inn, Aroyo Grande, California             1,289,000          5,188,000          2,970,000         3,507,000
                                                               -----------         ----------         ----------       -----------

Total hotels                                                     6,212,000         24,455,000          7,293,000        23,374,000
                                                               -----------         ----------         ----------       -----------

Total Investment in Real Estate                                $27,524,000         85,940,000         12,963,000       100,501,000
                                                               ===========         ==========         ==========       ===========

PARTNERSHIPS:
    CR Properties, Sacramento, California                      $        --                 --                 --                --
    Placer Ranch, Rocklin, California                                   --                 --                 --                --
                                                               -----------         ----------         ----------       -----------

Total Investment in Partnerships                               $        --                 --                 --                --
                                                               ===========         ==========         ==========       ===========

Total Investment in Real Estate and Partnerships               $27,524,000         85,940,000         12,963,000       100,501,000
                                                               ===========         ==========         ==========       ===========


                                   Column A                         Column F             Column G       Column H       Column I
- -----------------------------------------------------              -------------    -------------     ----------   ---------------
                                                                                                                   Life on Which
                                                                                                                   Depreciation in
                                                                                                                   Latest Income
                                                                   Accumulated       Date of            Date        Statement is
                                   Description                     Depreciation     Construction      Acquired        Computed
                                   -----------                     ------------     ------------      --------        --------

    Burbank Mini-Warehouse, Santa Rosa, California                      40,000           1984            4/85           30 Years
    Downtown Mini Storage, Sacramento, California                       52,000           1980            3/88           33 Years
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

*    Denotes properties owned by Cal REIT.

- ------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
- ------------------------------------------------------------------------------


Reconciliation of total real estate carrying values for the year ended December
  31, 1995, the Transition Period, and the year ended September 30, 1994 are as follows:

                                                                                     Commonwealth
                                                                                     Equity Trust
                                                                                   ---------------
                                              Year Ended                              Year Ended
                                             December 31,         Transition         September 30,
                                                 1995               Period               1994
                                                 -----              ------               ----

ASSET RECONCILIATION:
      Balance, beginning of period          $114,579,000        $142,183,000        $164,738,000
      Fresh start adjustment                          --         (24,691,000)                 --
                                            ------------        ------------        ------------

      Adjusted beginning balance             114,579,000         117,492,000         164,738,000

      Additions:

          Improvements                         2,465,000             181,000           1,493,000

      Deductions:

          Real estate sold                    (6,476,000)         (3,025,000)        (10,628,000)

          Insubstance foreclosure             (2,967,000)                 --         (10,586,000)

          Valuation losses                    (7,100,000)            (69,000)         (2,834,000)
                                            ------------        ------------        ------------

      Balance, end of period                $100,501,000        $114,579,000        $142,183,000
                                            ============        ============        ============



ACCUMULATED DEPRECIATION
  RECONCILIATION:
      Balance, beginning of period          $  2,812,000        $ 31,746,000        $ 31,708,000
      Fresh start adjustment                          --         (29,728,000)                 --
                                            ------------        ------------        ------------

      Adjusted beginning balance               2,812,000           2,018,000          31,708,000

      Additions:

          Depreciation                         3,292,000             807,000           4,703,000

      Deductions:

          Accumulated depreciation on
            real estate sold                    (103,000)            (13,000)         (2,062,000)

          Accumulated depreciation on
            insubstance foreclosures                  --                  --          (2,603,000)
                                            ------------        ------------        ------------

      Balance, end of period                $  6,001,000        $  2,812,000        $ 31,746,000
                                            ============        ============        ============

- -------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Notes Receivable Collateralized by Deeds of Trust) DECEMBER 31, 1995

- -------------------------------------------------------------------------------

                      Column A                    Column B         Column C        Column D                              Column E
                      --------                    --------         --------        --------                              --------
                                                                    Final
                                                 Interest          Maturity                                                 Prior
                    Description                    Rate              Date       Periodic Payment Terms                      Liens
                   --------------               ----------         --------     --------------------------------          --------
FIRST DEEDS OF TRUST:

       Commercial Building, Corona,
         California                                 10.50%          1995       Monthly interest only payments               N/A

       *Office Building, Phoenix,
         Arizona                                     8.00%          1996       Monthly interest only payments               N/A

       *Office/Commercial Building,
         Phoenix, Arizona                            8.00%          2000       Monthly 5% interest only payments            N/A

       *Retail Building, Tempe
         Arizona                                     9.50%          2012       Monthly principal and interest
                                                                                 payments of $9,249                         N/A
       Office/Retail Building,  Fullerton
         California                                  9.50%          2004       Monthly principal and interest
                                                                                 payments of $3,713                         N/A

       Medical Building, Milpitas,                   8.50%-
         California                                 11.50%          2005       Monthly interest only payments               N/A

SECOND DEEDS OF TRUST:

       *Commercial Building, Pacheco,
         California                                  9.25%          1998       Monthly interest only payments           2,145,000

       Commercial Office Building,
         San Francisco, California                  11.50%          1996       Monthly interest only payments           2,660,000

       Industrial Building, Corona
         California                                 11.00%          1993       Monthly interest only payments           1,293,000

                      Column A                         Column F                       Column G                        Column H
                      --------                         --------          ---------------------------------            --------
                                                                         Valuation Write        Carrying       Principal Amount of
                                                     Face Amount            Downs and          Amount of         Loans Subject to
                                                       of Notes             Deferred             Notes         Delinquent Principal
                    Description                       Receivable            Gains (2)        Receivable (1)        or Interest
                   --------------                     ----------           ----------        -------------      ------------------

FIRST DEEDS OF TRUST:

       Commercial Building, Corona,
         California                                   $1,380,000            180,000         $1,200,000             $1,380,000

       *Office Building, Phoenix,
         Arizona                                         861,000            254,000            607,000                   None

       *Office/Commercial Building,
         Phoenix, Arizona                              8,248,000          2,084,000          6,164,000                   None

       *Retail Building, Tempe
         Arizona                                         913,000                               913,000                   None

       Office/Retail Building,  Fullerton
         California                                      421,000            135,000            286,000                   None

       Medical Building, Milpitas,
         California                                    2,240,000                             2,240,000                   None

SECOND DEEDS OF TRUST:

       *Commercial Building, Pacheco,
         California                                      746,000            190,000            556,000                   None

       Commercial Office Building,
         San Francisco, California                       399,000                               399,000                   None

       Industrial Building, Corona
         California                                            0                                     0                   None

- -------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Notes Receivable Collateralized by Deeds of Trust) DECEMBER 31, 1994

- -------------------------------------------------------------------------------

                      Column A                Column B      Column C                     Column D                       Column E
                      --------                --------      --------                     --------                       --------


                                                             Final
                                              Interest      Maturity                                                      Prior
                    Description                 Rate          Date                Periodic Payment Terms                  Liens
                   --------------            ----------     --------     -----------------------------------            --------

SECOND DEEDS OF TRUST (CONTINUED):

       *Office/Retail Complex, Fountain                                  50% of excess cash flows applied to
         Valley, California                     7.63%         2014         interest and then principal                6,611,000

       *Office/Warehouse Complex,              10.00% to
         Sunnyvale, California                 16.00%         1989       Monthly interest only payments                 845,000

       *Commercial Building, Tempe
         Arizona                                8.00%         2000       Monthly 4% interest only payments              913,000


                                                                                                                    --------------

                                                                                                                    $14,467,000
                                                                                                                    ==============


                      Column A                     Column F                    Column G                       Column H
                      --------                     --------                    --------                       --------

                                                                 Valuation Write          Carrying      Principal Amount of
                                                 Face Amount        Downs and            Amount of        Loans Subject to
                                                   of Notes         Deferred               Notes        Delinquent Principal
                    Description                   Receivable        Gains (2)          Receivable (1)       or Interest
                   --------------                 ----------       ----------           -----------     ---------------------

SECOND DEEDS OF TRUST (CONTINUED):

       *Office/Retail Complex, Fountain
         Valley, California                     6,454,000         5,888,000              566,000                    None

       *Office/Warehouse Complex,
         Sunnyvale, California                  2,071,000           496,000            1,575,000               2,071,000

       *Commercial Building, Tempe
         Arizona                                  360,000           239,000              121,000                    None
                                              -----------       -----------          -----------
                                              $24,093,000       $ 9,466,000          $14,627,000
                                              ===========       ===========          ===========


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

*  Denotes mortgages owned by Cal REIT.

- -------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST AND AFFILIATES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
- -------------------------------------------------------------------------------


A summary of activity for note receivable collateralized by deeds of trust for the year ended December 31, 1995, the Transition Period, and the year ended September 30, 1994 are as follows:

                                                                                                                   Commonwealth
                                                                                                                   Equity Trust
                                                                                                                   -------------
                                                                         Year Ended                                 Year Ended
                                                                        December 31,            Transition        September 30,
                                                                           1995                    Period               1994
                                                                           -----                   ------               ----

Balance, beginning of period                                            $ 16,914,000           $ 15,804,000           $ 19,232,000

      Additions:

          New loans                                                        2,240,000              1,319,000                     --

          Recognition of deferred gain                                        66,000                 12,000                     --

          Accretion of discount                                                   --                     --                284,000

          Gain on sale of notes receivable                                        --                     --                181,000

      Deductions:

          Collections on principal                                        (2,030,000)               (86,000)            (2,970,000)

          Deductions from note receivable
            on in substance foreclosure                                           --                     --               (344,000)

          Deductions from loss on prepayment
            on notes receivable                                             (137,000)                    --                     --

          Deductions from valuation losses
            and deferred gains on notes receivable (2,426,000)              (135,000)              (579,000)
                                                                        ------------           ------------           ------------

Balance, end of period                                                  $ 14,627,000           $ 16,914,000           $ 15,804,000
                                                                        ============           ============           ============

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE PEREGRINE REAL ESTATE TRUST


September 27, 1996                   /s/ Joseph M. Mock
                                     ------------------
                                     Joseph M. Mock
                                     Chief Executive Officer