Form 10-Q
period 1996-09-30
PEREGRINE REAL ESTATE TRUST
filed 1996-11-14
CIK 314485

                    [PEREGRINE REAL ESTATE TRUST LETTERHEAD]


November 14, 1996


VIA EDGAR

Securities and Exchange Commission
Division of Corporate Finance
450 5th Street, N.W.
Washington, D.C. 20549


Ladies and Gentlemen:


Transmitted via EDGAR for filing pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, is Form 10Q for The Peregrine Real Estate Trust (the Trust) for the quarter ended September 30, 1996. Manually signed signature pages will be retained by the Trust for a period of five years.

If you have any questions regarding this filing, please contact the undersigned at (916) 929-8244 Extension 17.


Sincerely


/s/ WENDY G. POWELL
-------------------
Wendy G. Powell
Controller

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                           OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________ to __________________

Commission file number 0-9097

                        The Peregrine Real Estate Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                  94-2255677
---------------------------------            --------------------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

1300 Ethan Way, Suite 200, Sacramento, CA                  95825
-----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                (916) 929-8244
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X]       No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at September 30, 1996
------------------------------           ---------------------------------
Shares of Beneficial Interest                         4,881,055
Par value one dollar per share

-----------------------------------------------------------------------------

                        THE PEREGRINE REAL ESTATE TRUST

-----------------------------------------------------------------------------

INDEX                                                                                                                       PAGE
PART I.          FINANCIAL INFORMATION

                 Item 1:          Financial Statements

                                  Consolidated Balance Sheets -
                                      September 30, 1996 and December 31, 1995                                                 1

                                  Consolidated Statements of Operations -
                                      For the Three Months and Nine Months Ended
                                      September 30, 1996 and 1995                                                            2-3

                                  Consolidated Statements of Cash Flows -
                                      For the Nine Months Ended
                                      September 30, 1996 and 1995                                                              4

                                  Notes to Consolidated Financial Statements                                              5 - 19

                 Item 2:          Management's Discussion and Analysis of
                                      Financial Condition and Results of Operations                                      20 - 27


PART II.         OTHER INFORMATION

                 Item 1:          Legal Proceedings                                                                           28

                 Item 2:          Changes in Securities                                                                       28

                 Item 3:          Defaults Upon Senior Securities                                                             28

                 Item 4:          Submission of Matters to a Vote of Security Holders                                         28

                 Item 5:          Other Information                                                                           28

                 Item 6:          Exhibits and Reports on Form 8-K                                                            28

                         PART I:  FINANCIAL INFORMATION

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     1996                 1995
                                                                                  (UNAUDITED)           (AUDITED)
                                                                                 -------------        -------------
                          ASSETS
INVESTMENTS:
    Rental properties, net of accumulated depreciation of $1,768,000 and
         $6,001,000 at September 30, 1996 and December 31, 1995, respectively,
         and valuation allowance of $12,963,000 at December 31, 1995             $  80,407,000        $  94,500,000
    Partnership interests                                                                   --            4,000,000
    Notes receivable, net of deferred gains of $373,000 and $1,237,000 at September 30, 1996 and December 31, 1995, respectively, and
         valuation allowance of $8,229,000 at December 31, 1995                      2,253,000           14,627,000
    Marketable securities available-for-sale                                        15,606,000                   --
                                                                                 -------------        -------------
                                                                                    98,266,000          113,127,000

Cash                                                                                 4,089,000            5,079,000
Restricted cash                                                                      4,503,000              185,000
Rents and accrued interest receivable, net of allowance of $997,000 and
    $1,040,000 at September 30, 1996 and December 31, 1995, respectively             1,204,000            1,354,000
Other assets, net of valuation allowance of $310,000 at December 31, 1995            2,611,000            2,048,000
                                                                                 -------------        -------------
         Total assets                                                            $ 110,673,000        $ 121,793,000
                                                                                 =============        =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
    Long-term notes payable, collateralized by deeds of trust on
         rental properties                                                       $  34,218,000        $  42,703,000
    Notes payable to Senior Lender Group                                            44,880,000           43,441,000
    Line of credit                                                                   8,539,000            5,526,000
    Accounts payable and accrued expenses                                            5,466,000            6,126,000
    Other liabilities                                                                  503,000              547,000
                                                                                 -------------        -------------
                                                                                    93,606,000           98,343,000
                                                                                 -------------        -------------

Minority interest                                                                    5,789,000            5,858,000
                                                                                 -------------        -------------
Redeemable convertible preferred stock:  25,000,000 shares authorized;
    13,722,000 and 12,728,000 shares issued and outstanding at
    September 30, 1996 and December 31, 1995, respectively; net of unaccreted discount of $1,934,000 and $2,063,000 at September 30, 1996 and December 31, 1995, respectively; liquidation preference of
    $27,444,000 and $25,457,000 at September 30, 1996 and December 31, 1995,
    respectively                                                                    25,510,000           23,394,000
                                                                                 -------------        -------------
Shares of beneficial interest:  50,000,000 shares authorized; 4,881,000
    shares outstanding                                                              13,356,000           13,356,000
Unrealized holding gains on marketable securities                                       14,000                   --
Accumulated deficit                                                                (27,602,000)         (19,158,000)
                                                                                 -------------        -------------
Total liabilities and shareholders' equity (deficit)                             $ 110,673,000        $ 121,793,000
                                                                                 =============        =============



          See accompanying notes to consolidated financial statements.

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                      1996             1995               1996            1995
                                                 -------------    -------------      -------------    -------------
REVENUES:
    Hotel                                        $   3,166,000    $   3,222,000      $   9,533,000    $   9,740,000
    Rent                                             2,737,000        3,054,000          8,587,000        9,685,000
    Interest                                           362,000          462,000          1,086,000        1,315,000
                                                 -------------    -------------      -------------    -------------
                                                     6,265,000        6,738,000         19,206,000       20,740,000
                                                 -------------    -------------      -------------    -------------

EXPENSES:
    Hotel operating expenses                         2,630,000        2,910,000          7,847,000        8,291,000
    Operating expenses                                 905,000        1,020,000          2,925,000        3,246,000
    Property management                                215,000          181,000            629,000          458,000
    Depreciation and amortization                      714,000          951,000          2,149,000        2,786,000
    Interest                                         2,041,000        2,149,000          6,170,000        6,381,000
    General and administrative                         658,000        1,058,000          3,746,000        3,016,000
                                                 -------------    -------------       ------------     ------------
                                                     7,163,000        8,269,000         23,466,000       24,178,000
                                                 -------------    -------------       ------------     ------------

         Loss before gain (loss) on foreclosure
           or sale of investments, valuation losses,
           extraordinary item and minority interest   (898,000)      (1,531,000)        (4,260,000)      (3,438,000)

Gain (loss) on foreclosure or sale of investments      608,000               --          1,140,000         (506,000)
                                                 -------------    -------------       ------------     ------------

         Loss before valuation losses,
           extraordinary item and minority interest   (290,000)      (1,531,000)        (3,120,000)      (3,944,000)

Valuation losses                                    (1,184,000)              --         (3,428,000)              --
                                                 -------------    -------------       ------------     ------------

         Loss before extraordinary item and
           minority interest                        (1,474,000)      (1,531,000)        (6,548,000)      (3,944,000)

Extraordinary item                                     151,000          258,000            151,000          652,000
                                                 -------------    -------------      -------------    -------------

         Loss before minority interest              (1,323,000)      (1,273,000)        (6,397,000)     (3,292,,000)

Minority interest                                      123,000          (23,000)            69,000          (92,000)
                                                 -------------    -------------      -------------    -------------

         Net loss                                $  (1,200,000)   $  (1,296,000)     $  (6,328,000)   $  (3,384,000)
                                                 =============    =============      =============    =============



          See accompanying notes to consolidated financial statements.

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                       1996            1995               1996            1995
                                                  ------------     ------------       ------------     ------------
Loss per share of beneficial interest:

Net loss                                          $ (1,200,000)    $ (1,296,000)      $ (6,328,000)    $ (3,384,000)

Preferred stock dividends, net of discounts           (641,000)        (574,000)        (1,857,000)      (1,655,000)

Accretion of discounts on preferred stock              (91,000)         (74,000)          (259,000)        (209,000)
                                                  ------------     ------------       ------------     ------------
Net loss attributable to shares of
   beneficial interest                            $ (1,932,000)    $ (1,944,000)      $ (8,444,000)    $ (5,248,000)
                                                  ============     ============       ============     ============
Loss per share of beneficial interest before
    extraordinary item                            $      (0.43)    $      (0.45)      $      (1.76)    $      (1.21)

Extraordinary item per share of beneficial
    interest                                              0.03              .05               0.03              .13
                                                  ============     ============       ============     ============
Net loss per share attributable to shares
    of beneficial interest                        $      (0.40)    $      (0.40)      $      (1.73)    $      (1.08)
                                                  ============     ============       ============     ============
Weighted average number of shares of beneficial
    interest outstanding                             4,881,000        4,884,000          4,881,000        4,884,000





          See accompanying notes to consolidated financial statements.

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      1996                 1995
                                                                                  ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $ (6,328,000)        $ (3,384,000)
                                                                                  ------------         ------------
    Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
         Depreciation and amortization                                               2,149,000            2,786,000
         (Gain) loss on foreclosure or sale of investments                          (1,140,000)             506,000
         Minority interest in net (income) loss                                        (69,000)              92,000
         Extinguishment of debt                                                       (151,000)            (652,000)
         Valuation losses                                                            3,428,000                   --
    Changes in other assets and liabilities
         Decrease (increase) in rents and accrued interest receivable                  138,000             (323,000)
         Increase in other assets                                                   (1,059,000)          (1,136,000)
         Increase in accounts payable and accrued expenses                           3,395,000            1,914,000
         (Decrease) increase in other liabilities                                       (7,000)               8,000
                                                                                  ------------         ------------
         Total adjustments to net loss                                               6,684,000            3,195,000
                                                                                  ------------         ------------
             Net cash provided by (used in) operating activities                       356,000             (189,000)
                                                                                  ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investments                                               19,568,000              185,000
    Purchase of marketable securities                                              (15,849,000)                  --
    Improvements to rental properties                                               (1,909,000)          (1,217,000)
    Principal collections on notes receivable                                           43,000            1,493,000
    Principal collections on marketable securities                                     257,000                   --
                                                                                  ------------         ------------
             Net cash provided by investing activities                               2,110,000              461,000
                                                                                  ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term notes payable                                      (71,000)            (396,000)
    Principal borrowings (payments) on line of credit, net                           2,338,000               (7,000)
    Principal payments on notes to Senior Lender Group                              (1,405,000)            (606,000)
    Increase in restricted cash                                                     (4,318,000)            (159,000)
                                                                                  ------------         ------------
             Net cash used in financing activities                                  (3,456,000)          (1,168,000)
                                                                                  ------------         ------------
Net decrease in cash                                                                  (990,000)            (896,000)
Cash, beginning of period                                                            5,079,000            5,366,000
                                                                                  ------------         ------------
Cash, end of period                                                               $  4,089,000         $  4,470,000
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

         The Plan also provides that the Trust, at the discretion of the Board of Trustees, may adopt a stock option plan under which management may be granted options exercisable into a maximum of five percent of the Shares of Beneficial Interest, on a fully diluted basis. At September 30, 1996, 53,336 shares were under option pursuant to the Plan, all of which were exercisable.

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

         The Redeemable Convertible Preferred Stock is redeemable in cash (total redemption amount of $27,444,000 and $25,457,000 at September 30, 1996 and December 31, 1995, respectively) on October 1, 2000, but in certain circumstances, including the sale of all or substantially all the assets of the Trust, may be redeemed earlier.

         The Redeemable Convertible Preferred Stock has been recorded at a discount to its face amount, which face amounts are $27,444,000 and $25,457,000 at September 30, 1996 and December 31, 1995, respectively, based on an imputed rate of return of 12%.

         (c) Shares of Beneficial Interest equal to approximately 52% of the total outstanding Shares of Beneficial Interest.

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization, Plan of Reorganization and Basis of Presentation, continued:


                             Basis of Presentation

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1995 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust Annual Report on Form 10-K, as amended.

         The accompanying unaudited consolidated financial statements of The Peregrine Real Estate Trust include the accounts of the Trust and its majority-owned subsidiary, California Real Estate Investment Trust (CalREIT), in which the Trust owns a 76% interest.

         On September 19, 1996, the Trust announced that it had entered into an agreement with MDC REIT Holdings L.L.C. (MDC), an affiliate of the investment banking firm McCown DeLeeuw & Co., for the sale of its 76% stock interest in CalREIT. Under the terms of the agreement, MDC would purchase the stock for $20.5 million in cash plus a deferred payment contingent on the value of one of CalREIT's assets. Closing of the transaction is subject to financing and various other conditions. Following the closing, CalREIT is expected to adopt a new business strategy involving the acquisition, management, and disposition of loans secured by real property.

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization, Plan of Reorganization and Basis of Presentation, continued:

                             Fresh Start Accounting

         In accounting for the effects of the reorganization, the Trust implemented Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Fresh start accounting as defined by SOP 90-7 was applicable because pre- reorganization shareholders received less than 50% of the Trust's new Shares of Beneficial Interest and the reorganization value of the assets of the reorganized Trust was less than the total of all post-petition liabilities and allowed claims.

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


2.       Investments in Rental Properties and Notes Receivable:

         At September 30, 1996, the University Village Shopping Center, the System Integrators Office Building, the Park Terrace Inn, and CalREIT's two remaining properties, with total carrying values of $20,845,000, were classified as held for sale. At December 31, 1995, properties with total carrying values of $30,749,000, were classified as held for sale.

         At September 30, 1996 and December 31, 1995, all notes receivable owned by CalREIT with carrying values of $1,582,000 and $10,502,000, respectively, were classified as held for sale.

         In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", (SFAS 121) was issued. SFAS 121, requires that an impairment be recognized to reduce the carrying amount of long-lived assets to their estimated fair value whenever events or changes in circumstances indicate that such carrying amount may not be recoverable. After an impairment is

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       Investments in Rental Properties and Notes Receivable, continued:

         recognized, the reduced carrying amount of the asset is accounted for as its new cost. The Trust adopted the provisions of SFAS 121 during 1996. Generally, fair values are estimated using discounted cash flow, direct capitalization, and market comparison analyses.

         As of the end of the third quarter of 1996, the Trust reported total valuation losses of $3,428,000, attributable to impairments in the value of CalREIT's Fulton Square Shopping Center in Sacramento, California ($994,000) and the Totem Square property in Kirkland, Washington ($749,000), and an impairment in the value of the Trust's Timberlake Medical Building in Sacramento, California ($295,000), which are reflections of the properties current physical conditions and changed market conditions. Additionally, the Trust recorded a valuation loss of $1,390,000 on its Placer Ranch partnership investment when a Put/Call Option was exercised by the General Partner, and the Trust was obligated to sell its interest.


3.       Investments in Marketable Securities:

         At September 30, 1996, the Trust had $15,606,000 invested in U.S. Government Agency mortgage-backed securities classified as "available-for-sale".

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (SFAS 115) issued in May 1993, requires that at the date of acquisition and at each reporting date, debt and equity securities be classified as "held-to-maturity", "trading", or "available for sale". Investments in debt securities in which the Trust has the positive intent and ability to hold to maturity are required to be classified as "held-to-maturity". "Held-to-maturity" securities are required to be stated at cost and adjusted for amortization of premiums and discounts to maturity in the statement of financial position. Investments in debt and equity securities that are not classified as "held-to-maturity" and equity securities that have readily determinable fair values are to be classified as "trading" or "available-for-sale" and are measured at fair value in the statement of financial position. Securities that are bought and held principally for the purpose of selling classified as "trading" or "available-for-sale" and are measured at fair value in the statement of financial position. Securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading". Unrealized

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Investments in Marketable Securities, continued:

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

         At September 30, 1996, the Trust's "available-for-sale" securities consisted of the following:

                                                                                     (In thousands)
                                                                                 Unrealized             Estimated
                                                                Cost        Gains        Losses        Fair Value
                                                              --------    --------      --------       ----------
         Federal National Mortgage Association,
           adjustable rate interest currently at 7.623%,
           due April 1, 2024                                  $  3,095    $     --      $    (13)      $   3,082

         Federal Home Loan Mortgage Corporation,
           adjustable rate interest currently at 6.656%,
           due June 1, 2024                                      1,024          --            (4)          1,020

         Federal National Mortgage Association,
           adjustable rate interest currently at 7.320%,
           due April 1, 2025                                       761          --            (4)            757

         Federal National Mortgage Association,
           adjustable rate interest currently at 5.155%,
           due May 1, 2026                                       3,681           2            --           3,683

         Federal National Mortgage Association,
           adjustable rate interest currently at 5.151%,
           due June 1, 2026                                      7,031          33            --           7,064
                                                              --------     -------      --------        --------
                                                              $ 15,592     $    35      $    (21)       $ 15,606
                                                              ========     =======      ========        ========

         The maturity dates above are not necessarily indicative of expected maturities as principal is often prepaid on such instruments.

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       Restricted Cash:

         At September 30, 1996, cash of $4,503,000 is restricted to be used for the payment of bankruptcy related professional fees, payments to the Senior Lender Group, and Phase I hotel capital improvements. At December 31, 1995, cash of $185,000, was restricted pending final settlement of property taxes owed to the county relating to the sale of the Woodland Medical Office Building in Milpitas, California. In September 1996, it was determined that the property taxes were settled and the amount was reclassified as unrestricted and allocated on an 80/20 basis, in accordance with the Senior Lender Group Note, to the Senior Lender Group and Peregrine, respectively.


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

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Income Taxes, continued:

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


6.       Related-Party Transactions:

         The Trust and CalREIT are both self-administered. However, they share certain costs, including personnel costs, for which CalREIT reimburses the Trust pursuant to a cost allocation agreement based on each trust's respective asset values that is subject to negotiation annually. During the nine month periods ended September 30, 1996 and 1995, reimbursable costs charged to CalREIT by the Trust approximated $188,000 and $333,000, respectively.

         At September 30, 1996 and December 31, 1995, respectively, the Trust had $46,000 and $45,000, due from CalREIT.

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       Statement of Cash Flows Supplemental Information:

         In connection with the sale and foreclosure of properties and notes receivable the Trust entered into various non-cash transactions as follows:

                                                                  (In thousands)
                                                             For the Nine Months Ended
                                                          September 30,       September 30,
                                                              1996                1995
                                                          ------------        -------------
         Sales price less selling costs                     $ 25,170             $  2,768
         Notes receivable                                         --               (2,240)
         Notes payable assumed by buyer and
           other liabilities applied to sales price           (5,602)                (343)
                                                            --------             --------
         Net cash received                                  $ 19,568             $    185
                                                            ========             ========


         One property which collateralized notes payable of $3,089,000 was foreclosed upon during the quarter ended March 31, 1996, resulting in no gain or loss as the net book value of the property was equal to its debt.

         One property which collateralized notes payable of $2,764,000 was foreclosed upon during the quarter ended March 31, 1995, resulting in a loss of $73,000.

         One note receivable which was collateralized by three industrial buildings in Corona, California was foreclosed upon during the quarter ended September 30, 1996. The properties were recorded at their estimated fair market value ($1,300,000) which approximated the net book value of the note ($1,200,000) plus the costs of foreclosure ($100,000), therefore, no gain or loss was recorded at the time of the foreclosure.

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       Statement of Cash Flows Supplemental Information, continued:


         Additionally, on March 31, June 30, and September 30, 1996 and 1995, the Trust issued Interest Deferral Notes at 8.5% per annum in the principal amount of $933,000, $944,000, and $967,000 and $868,000,
         $884,000, and $913,000, respectively, as payment in kind for the interest then due on the Restructured Notes Payable issued; and Redeemable Convertible Preferred Stock in the face amount of $643,000, $660,000, and $684,000 and $576,000, $597,000, $618,000, respectively, as payment in kind for the dividend then due on the outstanding Redeemable Convertible Preferred Stock.

         During the three month periods ended September 30, 1996 and 1995, the outstanding balance on the Line of Credit was increased by $245,000 and $156,000, respectively, for interest and expenses incurred. During the nine month periods ended September 30, 1996 and 1995, the outstanding balance on the Line of Credit was increased by $674,000 and $471,000, respectively, for interest and expenses incurred.

         Cash paid for interest during the three month periods ended September 30, 1996 and 1995, was $848,000 and $1,334,000, respectively. Cash paid for interest during the nine month periods ended September 30, 1996 and 1995 was $2,670,000 and $3,244,000, respectively.


8.       Per Share Data:

         Per share data for the three and nine month periods ended September 30, 1996, and September 30, 1995, were computed in conformity with the provisions of Accounting Principles Board Opinion 15 (APB 15). Earnings per share includes all dilutive beneficial interest equivalents, based on stock options outstanding during the period (using the treasury stock method). There were 26,668 and 53,336 stock options outstanding during the three and nine month periods ended September 30, 1995, and September 30, 1996, respectively; however, stock options had an antidultive effect on earnings per share and accordingly were excluded from consideration as beneficial interest equivalents in all earnings per share computations.

         The weighted average number of shares used in the computation was 4,884,000 during the three and nine month periods ended September 30, 1995, and the 4,881,000 during the three and nine month periods ended September 30, 1996.

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       Gain (Loss) on Foreclosure or Sale of Investments:

         Components of the gain (loss) on foreclosure or sale of investments for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                                                                       (In thousands)
                                                                    For the Three Months           For the Nine Months
                                                                     Ended September 30,           Ended September 30,
                                                                   1996         1995             1996          1995
                                                                  ------       ------           ------        ------
         Component
         ---------
         Sale of investment in Placer Ranch Partnership           $  129       $   --           $  129        $   --
         Sale of Timberlake Medical Building                         (38)          --              (38)           --
         Sale of Fountain View Office Building note                  130           --              130            --
         Sale of Aster Avenue Industrial Complex note                387           --              387            --
         Sale of Sierra Oaks Shopping Center                          --           --              (63)           --
         Sale of Bekins Storage Facility                              --           --             (164)           --
         Sale of Pavilions at Mesa note                               --           --              430            --
         Sale of Spacesaver Mini-Storage note                         --           --               30            --
         Sale of Redfield Commerce Center                             --           --              299            --
         Sale of Milpitas Medical Building                            --           --               --          (508)
         Sale of Northridge land                                      --           --               --            81
         Sale of Florin Perkins lots                                  --           --               --           (72)
         Foreclosure of 425 University Avenue
            Office Building                                           --           --               --           (73)
         Recognition of deferred gains                                --           --               --            66
                                                                  ------       ------           ------        ------
                                                                  $  608       $   --           $1,140        $ (506)
                                                                  ======       ======           ======        ======


10.      Extraordinary item:

         Extraordinary item for the three and nine month periods ended September 30, 1996, of $151,000, resulted from the extinguishment of debt related to professional fees incurred in connection with the Bankruptcy Court proceedings.

         Extraordinary item for the three and nine month periods ended September 30, 1995 of $258,000 and $652,000, respectively, resulted from extinguishment of certain debt payable to outside parties.

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                        THE PEREGRINE REAL ESTATE TRUST
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      Significant Subsequent Events:

         On September 30, 1996, the Bankruptcy Court issued its Final Memorandum on Fee Applications (the Memorandum) and an Order on Final Fee Applications (the Order) which awarded certain amounts to the professional fee applicants (collectively, the Professionals). The Trust believes that the Bankruptcy Court made certain inadvertent mathematical errors in computing the respective amounts of the awards to certain of the Professionals, and filed a motion for amendment or reconsideration of the Order. Three of the Professionals filed similar motions for amendment or reconsideration; three other Professionals have appealed the Order to the U.S. District Court for the Eastern District of California. The motions of the Trust and the three Professionals will be heard by the Bankruptcy Court on November 13, 1996. Subsequent to September 30, 1996, the Trust paid certain undisputed amounts to certain of the Professionals from cash on hand and from the net proceeds received from certain asset dispositions. The ultimate resolution and effect on the Trust of the motions and appeals filed by the Professionals is uncertain.

         On October 31, 1996, the Trust sold the Park Terrace Inn in Redding, California, including personal property and the liquor license. The net book value of the property was approximately equal to its purchase price less selling costs. At the close of escrow the first mortgage debt to Commercial Federal of approximately $1.9 million was paid in full.

         Under the terms of the Restructured Notes Payable Agreement with the Senior Lender Group, cash interest payments on the original principal notes and interest deferral notes were scheduled to commence on November 1, 1996. The required monthly cash interest payment of $329,000 was paid on November 1, 1996, in accordance with the Restructured Note Agreement.

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


Overview

During the quarter ended September 30, 1996, management of the Trust continued to concentrate on improving property operations while simultaneously exploring alternative operating strategies for the future. In the near term, the immediate priority continued to be to meet the Trust's present and medium term debt obligations. To accomplish this objective, emphasis remained on maximizing the income stream from the Trust's hotel and commercial properties and the select disposition of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources of the Trust. In addition, on September 19, 1996, the Trust announced that it had entered into an agreement with MDC REIT Holdings L.L.C. (MDC), an affiliate of the investment banking firm McCown DeLeeuw & Co., for the sale its 76% stock interest in CalREIT. Under the terms of the agreement, MDC would purchase the stock for $20.5 million in cash plus a deferred payment contingent on the value of one of CalREIT's assets. Closing of the transaction is subject to financing and various other conditions. Following the closing, CalREIT is expected to adopt a new business strategy involving the acquisition, management, and disposition of loans secured by real property.

The assessment of longer-term operating strategies includes alternatives relating to the Trust's $44,880,000 in long-term collateralized debt to the Senior Lender Group, as well as $34,218,000 in first mortgage debt which requires servicing. The note to the Senior Lender Group accrued interest in kind through September 1996 and will require cash interest payments of approximately $4,000,000 per year commencing November 1996. Approximately $27,444,000 at face value in Redeemable Convertible Preferred Stock also held by the Senior Lender Group will accrue dividends in kind through September 1998 and will require cash dividend payments of approximately $3,300,000 per year commencing in October 1998.

The Trust believes the following factors continue to adversely affect, and in the future could adversely affect, the Trust's financial condition, results of operations and liquidity:

- The capital structure of the Trust resulting from the confirmed Plan of Reorganization, including approximately $79,000,000 in senior and first mortgage debt and approximately $27,000,000 at face value of Preferred Stock at September 30, 1996, plus the associated present and future debt service and dividend obligations.

- The estimated $2,000,000 to $3,000,000 in capital improvements required to renovate and refurbish the Trust's hotel properties in accordance with Holiday Inn franchise standards; and the approximately $2,900,000 in professional fees being assessed against the Trust in connection with the Bankruptcy Court proceedings.

- The Trust's general and administrative expenses, including costs associated with its 17,800 shareholder base and the expenses resulting from the Trust's ongoing evaluation of its business strategies and asset valuations;

- The limited sources and amount of funds currently available to the Trust from operations, its revolving line of credit and from property dispositions after payment of associated indebtedness; and the inability of the Trust to raise capital from third parties in light of, among other things, its debt and capital structure, operating history and contingent liabilities discussed above; and

- The overall lack of synergy and investment quality of the Trust's real estate portfolio, the present softness in the Sacramento or other California markets where most of the properties are located, and the related declines in lease up and lease rates which adversely affect real estate values.


Comparison of the Nine Months and Three Months Ended September 30, 1996 to the Nine Months and Three Months Ended September 30, 1995

Net Loss of $6,328,000 was reported by the Trust for the nine months ended September 30, 1996, an increase in loss of $2,944,000, or 87%, from the nine months ended September 30, 1995. Net loss of $1,200,000 was reported by the Trust for the three months ended September 30, 1996, a decrease in loss of $96,000, or 7%, from the three months ended September 30, 1995. The increase in loss for the nine months ended September 30, 1996, was primarily the result of valuation losses of $3,428,000 partially offset by $1,140,000 in gains on the foreclosure or sale of investments. The decrease in loss for the three months ended September 30, 1996, was primarily the result of $608,000 in gains on the foreclosure or sale of investments and decreased expenses, primarily general and administrative, partially offset by valuation losses totaling $1,184,000.

Total Revenues decreased $1,534,000, or 7%, to $19,206,000 for the nine months ended September 30, 1996. Total revenues decreased $473,000, or 7%, to $6,265,000 for the three months ended September 30, 1996. This was down from $20,740,000 and $6,738,000 for the nine and three months ended September 30, 1995, respectively. These decreases are attributable to decreases in hotel revenue, rent revenue, and interest revenue.

Hotel revenue decreased $207,000, or 2%, to $9,533,000 for the nine months ended September 30, 1996 and $56,000, or 2%, to $3,166,000 for the three months ended September 30, 1996. This was down from $9,740,000 and $3,222,000 for the nine and three months ended September 30, 1995, respectively. These decreases were primarily attributable to the closure of the Park Terrace Inn in Redding, California in October 1995 for renovation, offset slightly by increased revenue at the Trust's three Holiday Inns.

Rent revenue decreased $1,098,000, or 11%, to $8,587,000 for the nine months ended September 30, 1996 and $317,000, or 10%, to $2,737,000 for the three months ended September 30, 1996. This was down from $9,685,000 and $3,054,000 for the nine and three months ended September 30, 1995. These decreases were primarily attributable to the loss of rental revenue at the Trust's System Integrators Building, Regency Plaza Shopping Center, and Town Center Office Building resulting from a loss of tenants, combined with the absence of rental revenue at the Milpitas Medical Building, the Sierra Oaks Shopping Center, and the Timberlake Medical Building resulting from the sale of the properties in May 1995, April 1996, and August 1996, respectively.

Interest revenue decreased $229,000, or 17%, to $1,086,000 for the nine months ended September 30, 1996 and $100,000, or 22%, to $362,000 for the three months ended September 30, 1996. This was down from $1,315,000 and $462,000 for the nine and three months ended September 30, 1995, respectively. These decreases were primarily due to a decrease in interest received from mortgage noteholders offset by an increase in interest earned on cash accounts and marketable securities.

Total Expenses decreased $712,000, or 3%, to $23,466,000 for the nine months ended September 30, 1996. Total expenses decreased $1,106,000, or 13%, to $7,163,000 for the three months ended September 30, 1996. This was down from $24,178,000 and $8,269,000 for the nine and three months ended September 30, 1995, respectively. The decrease for the nine months ended September 30, 1996, is attributable to decreases in hotel and rental property operating expenses, depreciation and amortization expense, and interest expense. The decrease for the three months ended September 30, 1996, is attributable to decreases in all expense categories except property management fees.

Real estate expenses which include all hotel and rental property operating expenses and property management fees decreased $594,000, or 5%, to $11,401,000 for the nine months ended September 30, 1996 and decreased $361,000, or 9% to $3,750,000 for the three months ended September 30, 1996. This was down from $11,995,000 and $4,111,000 for the nine and three months ended September 30, 1995, respectively. These decreases were primarily attributable to decreased operating expenses at the Park Terrace Inn in Redding, California resulting from the closure of the hotel in October 1995 for renovation, decreased operating expenses at the Sacramento Holiday Inn attributable to increased efficiencies and cost savings gained when the hotel was turned over to an outside management company, and decreased operating expenses at Milpitas and Sierra Oaks resulting from the sale of the properties, partially offset by increased property management fees on the hotel properties as a result of the Trust contracting with outside hotel management companies in late 1995 to operate the hotels.

Depreciation and amortization expense decreased $637,000, or 23%, to $2,149,000 for the nine months ended September 30, 1996 and decreased $237,000, or 35%, to $714,000 for the three months ended September 30, 1996. This was down from $2,786,000 and $951,000 for the nine and three months ended September 30, 1995, respectively. These decreases are attributable to properties sold in 1995 and early 1996, as well as the cessation of depreciation on the Trust's and CalREIT's assets held for sale.

Interest expense decreased $211,000, or 3%, to $6,170,000 for the nine months ended September 30, 1996. Interest expense decreased $108,000, or 5%, for the three months ended September 30, 1996. This was down from $6,381,000 and $2,149,000 for the nine and three months ended September 30, 1995, respectively. These decreases are attributable to decreased interest on notes collateralized by first mortgages resulting from the payment of such notes in connection with the sale of properties, offset by increased interest on the notes payable to the Senior Lender Group (satisfied through the issuance of Interest Deferral Notes).

General and administrative expenses increased $730,000, or 24%, to $3,746,000 for the nine months ended September 30, 1996, and decreased $400,000, or 38%, to $658,000 for the three months ended September 30, 1996. This was up from $3,016,000 and down from $1,058,000 for the nine and three months ended September 30, 1995, respectively. The increase and decrease were due to the net effect of increases and decreases in various expense categories. The increase for the nine months ended September 30, 1996, is primarily attributable to increases generated by additional fees payable to CalREIT Trustees related to CalREIT's strategic growth activities; and consulting fees related to CalREIT's packaging and disposition of mortgage notes; financial advisory fees; ongoing costs associated with the Bankruptcy Court; and administrative costs to service the Trust's approximately 17,800 shareholders-of-record. The decrease for the three months ended September 30, 1996, is primarily attributable to decreased salaries and benefits due to a reduction in personnel, and decreased legal costs.

Many of the administrative costs to service the Trust's large shareholder base and to meet public regulatory requirements are fixed costs. As a result, the Trust expects its general and administrative expenses to continue to be disproportionately high compared to the size of its asset base.

Valuation Losses. As of the end of the third quarter of 1996, the Trust reported total valuation losses of $3,428,000, attributable to impairments in the value of CalREIT's Fulton Square Shopping Center in Sacramento, California ($994,000) and the Totem Square property in Kirkland, Washington ($749,000), and an impairment in the value of the Trust's Timberlake Medical Building in Sacramento, California ($295,000), which are reflections of the properties current physical conditions and changed market conditions. Additionally, the Trust recorded a valuation loss of $1,390,000 on its Placer Ranch partnership investment when a Put/Call Option was exercised by the General Partner, and the Trust was obligated to sell its interest.

Extraordinary Item. During the nine and three months ended September 30, 1996, the Trust reported gains of $151,000, resulting from the extinguishment of debt related to professional fees incurred in connection with the Bankruptcy Court proceedings. During the nine and three months ended September 30, 1995, the Trust reported gains of $652,000 and $258,000, respectively, resulting from the extinguishment of certain debt payable to outside parties.

Property Operations

Commercial Property Operations. At September 30, 1996 and September 30, 1995, overall weighted occupancy levels by commercial property type were as follows:

                                                                    Overall Occupancy
Property Type                                             September 30,         September 30,
-------------                                             -------------         -------------
                                                               1996                  1995
                                                               ----                  ----
Shopping Centers                                                80%                   85%
Office Buildings                                                72%                   59%
Industrial Buildings                                            88%                   71%
Medical Buildings                                               N/A                   42%
Mini Storage Facilities                                         96%                   93%

The weighted average occupancy level is calculated by multiplying the occupancy by square footage and dividing the total by the total square footage in the portfolio. The overall weighted average occupancy for the Trust's commercial portfolio (including the CalREIT properties) as of September 30, 1996 was 80% and as of September 30, 1995 was 75%.

The changes in occupancies and corresponding rental revenue within the Trust's commercial property portfolio is attributable to a number of factors. The Trust sold one of its medical office buildings in 1995 and one in 1996. Two 45,000 square foot office buildings in Sacramento were vacated in May 1995 by System Integrators, Inc. while operating under the protection of Chapter 11. Under the original lease, the space produced gross rents of approximately $75,000 per month, while property operating expenses were approximately $3,000. One of the buildings was sold in the fourth quarter of 1995 and the other remains vacant despite re-leasing efforts. Without consideration of this property, the Trust's office portfolio was approximately 80% occupied as of September 30, 1996, as compared to approximately 86% as of September 30, 1995.

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

Hotel Operations. Throughout the third quarter, substantial attention was directed at the Trust's four directly-owned hotel properties. Remodeling and refurbishing requirements were identified and in the first three quarters of 1996 initial improvements commenced. The Park Terrace Inn in Redding, California continued to be closed throughout the third quarter and was sold subsequent to September 30, 1996. Without consideration of the Redding hotel, the average weighted occupancy for the Trust's Holiday Inns was 69% and 69% during the nine month period and three month period ended September 30, 1996, respectively, compared to 68% and 67% during the same period in 1995, respectively.

Acquisitions. During the third quarter of 1996, the Trust foreclosed on a note which was collateralized by first deeds of trust on three industrial buildings in Corona, California. The properties were recorded at their estimated fair values at the date of foreclosure which approximated the net book value of the note plus the costs of foreclosure incurred. Therefore, no gain or loss was recorded by the Trust. Currently, it is the intent of the Trust to hold these properties for investment purposes.

Dispositions. During the first three quarters of 1996, certain of the Trust's directly-owned retail and commercial properties and all of CalREIT's properties were marketed for sale. One property, Sierra Oaks Shopping Center in Roseville, California was sold in April 1996 resulting in a loss of $63,000. CalREIT sold the Redfield Commerce Center, an office/warehouse property in Scottsdale, Arizona in March 1996 and the Bekins Storage Facility in Pasadena, California in May 1996, resulting in a gain of $299,000 and a loss of $164,000, respectively. In addition, CalREIT's only hotel property in Arroyo Grande, California, (Casa Grande Motor Inn) was allowed to be foreclosed upon in February 1996 after the lender refused a proposal to restructure the debt terms. There was no gain or loss upon the foreclosure of the Casa Grande Motor Inn as the net book value of the property was equal to its debt.

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

During the third quarter of 1996, the Trust sold its interest in the Placer Ranch Partnership, resulting in a gain of $129,000. In August 1996, the Trust recognized a loss of $38,000 when it sold its one remaining medical building, the Timberlake Medical Building in Sacramento, California. Also during the third quarter of 1996, CalREIT sold two of its remaining five mortgage notes.
A gain of $130,000 was recognized upon the sale of the mortgage note which was collateralized by a first deed of trust on an office building in Scottsdale, Arizona, and a gain of $387,000 was recognized upon the sale of a mortgage note which was collateralized by a second deed of trust on an office/industrial building in Sunnyvale, California.


Liquidity and Capital Resources

The Trust had $4,089,000 in unrestricted cash at September 30, 1996, of which $3,248,000 was held by CalREIT, compared to $5,079,000 at December 31, 1995, of which $4,778,000 was held by CalREIT. Absent a dividend or other distribution to the CalREIT shareholders, unrestricted cash held by CalREIT is not available to the Trust for operating, working capital, or other Trust purposes. CalREIT has not paid a dividend to its shareholders since the third quarter of 1994.

During the remainder of 1996, the Trust anticipates that its principal sources of funds will be provided by operating income; a revolving line of credit in the maximum amount of $8,600,000, which bears interest at 2.25% over prime; and the disposition of assets. The line of credit is collateralized by a first lien on certain of the Trust's properties. At September 30, 1996, $61,000 was available under the Line of Credit. Under the terms of the notes payable to the Senior Lender Group, 80% of the net proceeds received from the disposition of the Trust's assets, including the proposed disposition of the Trust's 76% stock interest in CalREIT, must be used to prepay principal under the notes. If the proposed disposition of the Trust's interest in CalREIT is not consummated, the Trust's liquidity could be adversely affected and alternative sources of funds will be required to achieve present objectives.

The Trust has received approval from the Senior Lender Group to use a portion of the net proceeds received from certain asset dispositions for the payment of the bankruptcy related professional fees described earlier. However, the Trust has not yet obtained a source for the capital improvements at its hotel properties. In the first quarter of 1996, the Trust allocated approximately $1,300,000 from its Line of Credit to begin Phase I of the redevelopment of the hotel properties which are approximately 75% complete as of September 30, 1996.

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

The Trust experienced a net decrease in cash of $990,000 for the nine months ended September 30, 1996 as compared to a net decrease in cash of $896,000 for the nine months ended September 30, 1995, a difference of $94,000. For the nine months ended September 30, 1996, cash provided by operating activities was $356,000, up $545,000 from cash used in operating activities of $189,000 during the comparable period in 1995. Cash provided by investing activities during the nine months ended September 30, 1996 was $2,110,000 up from $461,000 provided during the nine months ended September 30, 1995; and cash used in financing activities increased $2,288,000 from $1,168,000 for the nine months ended September 30, 1995 to $3,456,000 for the nine months ended September 30, 1996.

At December 31, 1995, the Trust had included approximately $3,000,000 in accrued expenses related to the Professional Fee Claims pending before the Bankruptcy Court. On September 30, 1996, the Bankruptcy Court issued its Memorandum on Final Fee Applications (the Memorandum) and an Order on Final Fee Applications (the Order) which awarded certain amounts to the professional fee applicants (collectively the Professionals). The Trust believes that the Bankruptcy Court made certain inadvertent mathematical errors in computing the respective amounts of the awards to certain of the Professionals, and filed a motion for amendment or reconsideration of the Order. Three of the Professionals filed similar motions for amendment or reconsideration; three other Professionals have appealed the Order to the U.S. District Court for the Eastern District of California. The motions of the Trust and the three Professionals will be heard by the Bankruptcy Court on November 13, 1996.
Based on the Bankruptcy Court's Memorandum and Order, and negotiations with the Professionals, the Trust believes that the total amount of professional fees will not exceed approximately $2,850,000. Therefore, the Trust has reduced its accrual by approximately $150,000. Subsequent to September 30, 1996, the Trust paid certain of the undisputed professional fees awarded by the Court from cash on hand and from the net proceeds received from certain asset dispositions. The ultimate resolution and effect on the Trust of the motions and appeals filed by the Professionals is uncertain.

The note on CalREIT's Totem Square Shopping Center of $4,265,000 was originally scheduled to mature on April 1, 1996. CalREIT has received an extension from the lender to May 1997, under the same terms and conditions as the original agreement.

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

     Item 3:    Defaults Upon Senior Securities
                None

     Item 4:    Submission of Matters to a Vote of Security Holders
                None

     Item 5:    Other Information
                None

     Item 6:    Exhibits and Reports on Form 8-K

                (a)  Exhibits
                     Exhibit 10.1 Stock Purchase Agreement, dated as of September 18, 1996, by and between The Peregrine Real Estate Trust and MDC REIT Holdings, L.L.C.**

                     Exhibit 10.2     Form of Indemnification Agreement

                     Exhibit 27       Financial Data Schedules

                (b) Reports on Form 8-K
                    The Trust filed a Current Report on Form 8-K on September 27, 1996, reporting under Item 5 of such Form, the execution of a Stock Purchase Agreement with MDC REIT Holdings, L.L.C. for the sale of the Trust's 76% stock interest in the California Real Estate Investment Trust.


** Incorporated by reference from Form 8-K.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE PEREGRINE REAL ESTATE TRUST




November 14, 1996                     /s/  Joseph M. Mock
-----------------                     ------------------------------------
         Date                         Joseph M. Mock
                                      Chief Executive Officer
                                      and Principal Accounting Officer