Form 10-K405
period 1996-12-31
PEREGRINE REAL ESTATE TRUST
filed 1997-03-31
CIK 314485

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

       For the fiscal year ended December 31, 1996

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

                                      [ X ]



There is no active trading market for Peregrine's Common Shares of Beneficial Interest.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X       No
    ---         ---

As of March 15, 1997, there were 4,881,122 outstanding Common Shares of Beneficial Interest. As of March 15, 1997, there were 2,320,540 outstanding Common Shares of Beneficial Interest held by non-affiliates of the registrant. Since there is no active trading market for the registrant's Common Shares of Beneficial Interest, no aggregate market value may be given with respect to such shares.

                         THE PEREGRINE REAL ESTATE TRUST



---------------------------------------------------------------------------------------------------------
PART I                                                                                              PAGE
---------------------------------------------------------------------------------------------------------

Item 1.           Business                                                                           1-10
Item 2.           Properties                                                                        11-12
Item 3.           Legal Proceedings                                                                    13
Item 4.           Submission of Matters to a Vote of Security Holders                                  13
---------------------------------------------------------------------------------------------------------

PART II
---------------------------------------------------------------------------------------------------------

Item 5.           Market for Registrant's Common Shares of Beneficial Interest Equity
                           and Related Security Holder Matters                                         14
Item 6.           Selected Financial Data                                                              15
Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             16-24
Item 8.           Financial Statements and Supplementary Data                                       25-67
Item 9.           Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure                                                    68
---------------------------------------------------------------------------------------------------------

PART III
---------------------------------------------------------------------------------------------------------

Item 10.          Trustees and Executive Officers of the Registrant                                 69-71
Item 11.          Executive Compensation                                                            71-73
Item 12.          Security Ownership of Certain Beneficial Owners and Management                    74-77
Item 13.          Certain Relationships and Related Transactions                                       78
---------------------------------------------------------------------------------------------------------

PART IV
---------------------------------------------------------------------------------------------------------

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                   79-80
---------------------------------------------------------------------------------------------------------

                                       (i)

                                     PART I

Item 1.           Business

(a)      Introduction

         The Peregrine Real Estate Trust ("Peregrine") is a California business trust headquartered in Sacramento, California. As of December 31, 1996, Peregrine's assets included nineteen commercial properties located primarily in the Sacramento area, three hotel properties located in Northern California, one parcel of vacant land located in the Sacramento area, a partnership interest in a general partnership, three mortgage notes secured by real property, and a 76% stock ownership interest in the California Real Estate Investment Trust ("CalREIT"). At December 31, 1996, CalREIT's assets included two commercial properties (one located in Sacramento, California and one located in Kirkland, Washington), three mortgage notes secured by real property, and a portfolio of diversified, unleveraged pools of U.S. Government Agency mortgage-backed securities. Subsequent to December 31, 1996, Peregrine's interest in CalREIT was sold for $20,222,000 in cash. Peregrine and its subsidiary, CalREIT, are collectively referred to as the "Trust".

          Peregrine emerged from bankruptcy under a Plan of Reorganization in October 1994. As such, 1996 represented Peregrine's second full year of operations since the application of "fresh start" accounting upon Peregrine's emergence from bankruptcy on October 7, 1994.

(b)      Background and Summary of Bankruptcy Proceedings

Chapter 11 Proceedings. On August 2, 1993, Commonwealth Equity Trust ("CET") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11.

Plan of Reorganization. On June 9, 1994, Peregrine, formerly CET; a lender group including the Prudential Insurance Company of America, the Pacific Mutual Life Insurance Company, ORIX USA Corporation, and Trust Company of the West ("TCW"), (collectively the "Senior Lender Group"); the Official Committee of Holders of Equity Interests; and the Official Committee of Creditors Holding Unsecured Claims filed with the Bankruptcy Court the Third Amended Plan of Reorganization (the "Plan") which was confirmed as modified on August 8, 1994.

         The Effective Date of the Plan (the date on which Peregrine emerged from bankruptcy) was October 7, 1994. Peregrine is under the jurisdiction of the U.S. Bankruptcy Court until entry of a final decree, an event now expected to occur in 1997.

         The Plan provided for inter alia: (a) the restructuring of virtually all of Peregrine's secured and unsecured debt; (b) the reduction in the number of Common Shares of Beneficial Interest held by current shareholders at the time from approximately 25,100,000 (old) CET shares to approximately 2,334,000 (new) Peregrine shares (effectively a reverse stock split); and the issuance of approximately 2,550,000 new Common Shares of Beneficial Interest plus a new class of Redeemable Convertible Preferred Shares (see Senior Lender Group - Redeemable Convertible Preferred Stock discussed below) of Peregrine to the Senior Lender

Group. As of the Effective Date, the Senior Lender Group became the owner of a majority of the Common Shares of Beneficial Interest and all of the Redeemable Convertible Preferred Shares. The Senior Lender Group also received Restructured Secured Notes Payable in the aggregate original principal amount of $40,000,000 (see Senior Lender Group - Restructured Notes Payable discussed below).

         The Plan also required that Peregrine obtain a $10,000,000 working capital line of credit (the "Line of Credit") to which the Senior Lender Group agreed to subordinate. The Line of Credit, which is secured by certain of Peregrine's real property, was obtained prior to the Effective Date (See Line of Credit discussed below).

Senior Lender Group. Peregrine's obligation of approximately $80,000,000 to the Senior Lender Group was satisfied in the Plan by the issuance to the Senior Lender Group of the following securities:

(i) Common Shares of Beneficial Interest equal to approximately 52% of the total outstanding Common Shares of Beneficial Interest represented by 2,550,001 shares. Subsequently, pursuant to the Plan, old CET shares that remained unexchanged as of October 7, 1995, were converted to new Peregrine shares and redistributed among Peregrine shareholders of record at December 31, 1995. As a result, as of March 15, 1997, the Senior Lender Group owned directly or indirectly 2,560,582 Common Shares of Beneficial Interest.

(ii) Redeemable Convertible Preferred Stock (the "Preferred Shares" or "Preferred Stock") in the original face amount of $22,500,000, represented by 11,250,000 originally issued preferred shares, which carry a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998, by means of additional shares of Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Preferred Stock automatically converts into Common Shares of Beneficial Interest pursuant to an established formula if any dividend payment is not made in full when due. If all dividends were paid in kind through October 1, 1998, no additional Common Shares of Beneficial Interest were issued, and the Preferred Stock converted to Common Shares of Beneficial Interest on October 1, 1998, the Senior Lender Group would, as a result of that conversion, acquire 77% of the total number of Common Shares of Beneficial Interest outstanding, thereby bringing its total holdings to approximately 89%.

         The Preferred Stock is redeemable in cash on October 1, 2000, however it may be redeemed earlier under certain circumstances including the sale of all or substantially all the assets of Peregrine.

(iii) Restructured Notes Payable in the amount of $40,000,000, which bear interest at 8.5% per annum and which are due on October 1, 2000. Interest was payable in kind through September 30, 1996, by means of Interest Deferral Notes issued quarterly. Since September 30, 1996, interest has been payable monthly in cash, with the first payment commencing November 1, 1996.

         The Interest Deferral Notes accrue interest at 8.5% per annum from the date of issuance. Interest payments, both on principal and the deferred interest, accrued through September 30, 1996, and have been payable monthly in cash since September 30, 1996, with the first payment commencing November 1, 1996.

         The Restructured Notes Payable and the Interest Deferral Notes (collectively the "Senior Lender Group Notes Payable" or "Senior Lender Group Notes") are collateralized, generally by all interests of Peregrine in real and personal property and are subordinated only to certain liens which are specified in the Plan and are due October 1, 2000. The Senior Lender Group Notes contain certain covenants and restrictions including the mandatory prepayment of principal in the amount of 80% of any net proceeds

Peregrine receives from the sale of the collateral for the Senior Lender Group Notes and from other specified sources.

Line of Credit. Pursuant to the Plan, a Line of Credit in the original maximum amount of $10,000,000 was arranged. The Line of Credit is collateralized by a first lien on certain of Peregrine's properties. It is a revolving line and bears interest at 2.25% over the prime rate defined in the Agreement. The Line of Credit matures on October 7, 1997. In June 1996, in accordance with the Agreement, the Line of Credit was reduced to a maximum amount of $8,600,000, as a result of the release of certain collateral.

Capital Constraints. The post-confirmation financial projections included in the Plan, which were prepared by CET's management in consultation with its financial advisors, included a number of assumptions related to expected future cash inflows which have not been achieved and outflows which have exceeded such projections. Such items include, but are not limited to the following:

       - Cash inflows from the commercial properties and hotels have been lower than projected due to, among other things, the bankruptcy filings of several tenants and overly aggressive assumptions used in the projections as to the lease-up, occupancy, and rental rates of the Sacarmento market.

       - The Plan assumed certain property values and levels of capital expenditures which have not been met; for example, since the date of confirmation, the Trust has recorded aggregate valuation allowances on its investment portfolio totaling approximately $14,000,000 (see Note 8 to consolidated financial statements), and has estimated the total capital expenditures required for its hotel portfolio to be more than projected in the Plan.

       - The financial projections included in the Plan envisioned annual dividend payments from Peregrine's subsidiary, CalREIT; however, no such dividends were paid subsequent to the Effective Date of the Plan.

       - Payments on pre-petition liabilities and payments to professionals for fees incurred in connection with the bankruptcy have exceeded the amounts included in the financial projections.

              As discussed above, the capital structure resulting from the Plan limits Peregrine's ability to raise new capital, to incur additional indebtedness, other than the $10,000,000 Line of Credit provided for in the Plan, or to generate sufficient cash flow for future operations from asset dispositions.

         Both the variances from the financial projections included in the Plan and the capital structure resulting from the Plan (herein referred to as "Capital Constraints") have had an adverse affect on the financial condition, results of operations, and liquidity of Peregrine. In addition, the Capital Constraints have impacted Peregrine's ability to move forward with its plans to maintain and refurbish the commercial and hotel properties in its portfolio.

         The Senior Lender Group Notes, as restructured by the Plan (as discussed above), provide that 80% of all net proceeds generated from the disposition of assets be paid to the Senior Lender Group to reduce Peregrine's indebtedness on the Senior Lender Group Notes. Although the Plan does not allow Peregrine to retain more than 20% of the net proceeds from asset dispositions, during 1996, Peregrine requested the Senior Lender Group to allow it to retain more than 20% of the net proceeds from certain asset dispositions which were to be used for capital expenditures related to the refurbishment of the Park Terrace Inn in Redding, California, and for the payment of professional fees incurred in connection with the bankruptcy proceedings. The Senior Lender Group did not grant Peregrine's request for additional proceeds to complete the refurbishments at the hotel. Peregrine was allowed to retain approximately $1,700,000 in additional proceeds for payment against the oustanding professional fees related to the bankruptcy proceedings of approximately $2,800,000.

Organization. Peregrine is governed by a Restated Declaration of Trust dated October 7, 1994. The Restated Declaration of Trust gives the Board of Trustees the power to borrow money on behalf of Peregrine; to make loans to other persons; to invest in the securities of other issuers under certain circumstances; to make investments in property; to purchase outstanding shares of Peregrine for such consideration as they deem advisable; to issue an annual report to shareholders; to issue debt securities; to allocate investments between direct and indirect ownership; and to exercise other powers in connection with Peregrine's operations. The Trustees can also make decisions regarding investment and sales activities without the prior approval of shareholders.

         CET's status as a qualified REIT for federal income tax purposes was terminated as of the beginning of its fiscal year ended September 30, 1993. Unless Peregrine seeks and is granted a waiver from the Internal Revenue Service, it may not obtain REIT status prior to its fifth taxable year ended after September 30, 1993.

Transition Period. For purposes of this report, the Transition Period is defined as the period from October 7, 1994, the Effective Date of the Plan, through December 31, 1994.

(c)      Business in 1996

Overview. During 1996, Peregrine owned and operated a portfolio of investments that included real property, partnership interests, mortgage notes, and a 76% stock ownership interest in CalREIT. Efforts continued to be placed on improving property operations while simultaneously exploring alternative operating strategies for the future to maximize shareholder value. The immediate priority continued to be to meet Peregrine's debt obligations, including its obligations to make cash interest payments on the Senior Lender Group Notes commmencing November 1, 1996. To achieve this objective, emphasis remained on maximizing the income stream from the commercial and hotel properties and the select disposition of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources available to Peregrine.

In January 1996, Peregrine retained the services of an investment banking firm to assist management and the Board of Trustees in its review and analysis of strategic operating alternatives. The investment bankers reviewed and analyzed Peregrine's organizational structure and its entire investment portfolio, including its 76% stock ownership interest in CalREIT and CalREIT's strategic growth plans, and presented its findings and recommendations to Peregrine's management and Board of Trustees in March 1996. Following this review, as well as a review of strategic options realistically available to Peregrine, in light of among other things, the factors discussed above under CAPITAL CONSTRAINTS, and the inability to sell assets and reinvest in higher yielding investments or make capital improvements to existing assets under the terms of the Senior Lender Group Notes, the Board of Trustees determined to (1) continue its strategy of disposing of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources availiable to Peregrine, (2) seek to dispose of its 76% ownership interest in CalREIT, and (3) commence discussions with the Senior Lender Group, as lender and controlling shareholder, regarding a modification of the terms of the Senior Lender Group Notes to allow for the reinvestment of additional proceeds from the sale of CalREIT or other asset dispositions, into higher yielding investments or capital improvements to existing assets, or for a one time distribution of a portion of such proceeds to Peregrine's public shareholders in connection with a merger, business combination, or other transaction. Pursuant to this strategy, during 1996, Peregrine took the action described in the following section with respect to its property porfolio and also engaged its investment banker to market and sell its 76% ownership interest in CalREIT. On January 3, 1997, Peregrine sold its interest in CalREIT for $20,222,000 in cash, a premium of approximately $1,500,000 over the book value of Peregrine's CalREIT shares. However, except for $1,700,000 in additional proceeds to be used for the payment of professional fees, no agreement or understanding could be reached with the Senior Lender Group as to reinvestment or alternative uses of cash proceeds from the sale of CalREIT, or from other asset dispositions, during 1996, apart from the mandatory paydowns of the Senior Lender Group Notes.

Peregrine's Property Portfolio. During 1996, Peregrine sold the following properties: Sierra Oaks Shopping Center in Roseville, California, Timberlake Medical Building in Sacramento, California, and the Park Terrace Inn Hotel in Redding, California. Also during 1996, pursuant to the Plan of Reorganization, Peregrine disposed of three of its four parcels of vacant land located in Sacramento, California, by quit-claim deed to the holders of certain secured bond claims against the parcels.

         During 1996, Peregrine filed a notice of default and commenced foreclosure proceedings against one delinquent mortgage note which was collateralized by three industrial buildings in Corona, California. In September 1996, Peregrine acquired the three properties in a public auction for the value of the outstanding obligations.

        At the end of 1996, Peregrine's real estate portfolio was comprised of nineteen commercial properties, located primarily in the Sacramento area, three hotels located in Northern California, and one parcel of vacant land in Sacramento. The commercial property portfolio included seven light industrial properties, two mini-storage facilities, six suburban office buildings, and four retail shopping centers encompassing approximately 1,051,000 net rentable square feet in total.

         Management continued its efforts to improve the physical and operating condition of its commercial properties by completing repairs and deferred maintenance, controlling property expenses, and improving both occupancy levels and collections of rent. The Sacramento metropolitan area, where the majority of Peregrine's commercial properties are located, continued to experience soft market conditions in 1996; however, the market showed improvements over 1995, and continues to show improvements in 1997. Despite improvements in occupancy levels, Peregrine's office building located at 3900 Lennane Drive in Sacramento, California (also known as the System Integrators Building), continued to be vacant during 1996. Management continued its efforts to sell the property and/or restructure the debt related to the property during 1996; however, Peregrine has been unable to sell the property and the lender refused to restructure the debt to a manageable level. In February 1997, after consent from both the Senior Lender Group and Foothill Capital Corporation (the lender on the Line of Credit), Peregrine ceased debt service payments. In March 1997, Peregrine was notified that the lender has initiated foreclosure proceedings against the note. The unpaid balance of the note at the time of default was approximately $2,493,000, of which approximately $2,380,000 is subject to recourse. The carrying value of the property which collateralizes the note was $1,895,000 at December 31, 1996.

         The weighted average occupancy for Peregrine's commercial property portfolio at the end of 1996 was approximately 83% as compared to approximately 75% at the end of 1995.

         In 1996, Peregrine's hotels continued to be operated by independent hotel management companies who employ and oversee all staffing, operations and union negotiations at the hotels. In early 1996, following a determination by the Trustees of the strategic importance and growth prospects of its four hotel properties, emphasis was placed on completing the required $6,500,000 in refurbishments necessary to comply with Holiday Inn standards, increasing occupancy, and managing operating expenses. Included in the capital expenditure budget was approximately $3,500,000 for refurbishments at The Park Terrace Inn in Redding, California, which had been closed since late 1995. After management's determination that Peregrine would be unable to complete the refurbishments at the Redding hotel due to the Capital Constraints, Peregrine sought a waiver from its Senior Lender Group to retain greater than 20% of the net proceeds generated from the disposition of certain assets in order to complete the necessary refurbishments; however, the request was denied and, as a result, the property was sold in October 1996. Peregrine's three other hotels, which are licensed Holiday Inn franchises, required a total of $3,000,000 in refurbishments at the beginning of 1996 in order to comply with Holiday Inn standards. During 1996, due to Capital Contraints, Peregrine was only able to complete $1,200,000 of the required $3,000,000 in refurbishments. As a result of not having completed the required refurbishments within the time frame specified by Holiday Inn, Peregrine received a 30-day notice of default under the Holiday Inn License Agreements (the "Notice of Default") for its Chico and Sacramento hotels in February 1997. The terms of the Notice of Default require that Peregrine complete the refurbishment work within 30 days or the License Agreements with Holiday Inn will be terminated and the hotels will be removed from the Holiday Inn system. Management has negotiated with Holiday Inn and has obtained a 30-day extension of time to April 15, 1997, in which to review the refurbishment plans and budgets and to develop an action plan to complete the refurbishments required. Should the refurbishment plan not meet Holiday Inn's requirements, or should Holiday Inn decide not to grant an extension of time in which to complete the refurbishments, the License Agreements could be terminated on or after April 15, 1997. Management intends to develop an action plan that is acceptable to Holiday Inn and to seek an extension of time in which to complete the required refurbishments. In addition, as a result of the sale of its 76% ownership interest in CalREIT on January 3, 1997, Peregrine believes it has the necessary resources to complete the required refurbishments and plans to proceed. In the event that management is unable to reach an agreement with Holiday Inn and the License Agreements are terminated, Peregrine could be subject to termination fees estimated at approximately $500,000 and $800,000 for Chico and Sacramento, respectively. In addition, under the terms of its Line of Credit Agreement, the loss of the Holiday Inn License Agreements could constitute an event of default, unless Peregrine is able to replace the Holiday Inn License Agreements with comparable license agreements within 180 days from the date on which the Holiday Inn License Agreements are terminated. The loss of the Holiday Inn License Agreements could also constitute an event of default under the terms of the Senior Lender Group Note Agreement.

         Peregrine's three Holiday Inns have an aggregate of 552 guestrooms. The weighted average occupancy for the Holiday Inns was approximately 67% during 1996 as compared to approximately 65% during 1995.

         At December 31, 1996, the book value for Peregrine's real estate portfolio was $68,827,000. On that date, the portfolio was encumbered by $27,094,000 of first mortgage indebtedness, in addition to the Senior Lender Group Notes and the Line of Credit obligation.

CalREIT's Property Portfolio. Throughout 1996, CalREIT continued to monetize its assets as part of its strategy to expand and improve shareholder value through merger or acquisition. During 1996, two of CalREIT's four commercial properties, the Redfield Commerce Center in Scottsdale, Arizona, and the Bekins Storage Facility in Pasadena, California, were sold. Despite improvements in operations and the implementation of a lease arrangement financially favorable to CalREIT, the Casa Grande Motor Inn in Arroyo Grande, California was unable to generate sufficient cash flow to cover its debt service requirements. After a refusal by the lender to restructure the terms of the debt, CalREIT allowed the property to be foreclosed upon in the first quarter of 1996.

        At the end of 1996, CalREIT's real estate portfolio was comprised of two commercial properties, the Fulton Square Shopping Center in Sacramento, California, and Totem Square, a mixed-use retail property located in Kirkland, Washington. A contract for the sale of these two properties was in place at December 31, 1996, and subsequent to year end both properties were sold.

         The weighted average occupancy for CalREIT's commercial property portfolio at the end of 1996 was approximately 77% as compared to approximately 90% at the end of 1995.

        At December 31, 1996, the book value for CalREIT's real estate portfolio was $8,585,000. On that date, the portfolio was encumbered by $4,283,000 of first mortgage indebtedness.

Partnership Interests. At the beginning of 1996, Peregrine was a partner in Placer Ranch Partners, a limited partnership in which Peregrine owned a 31% limited partnership interest. The partnership owned an undeveloped parcel of land in the Stanford Ranch area of Rocklin, California. During the first quarter of 1996, the general partner of the partnership exercised a Put/Call Option, which required that Peregrine sell its interest in the partnership to the general partner or purchase the general partner's interest. In July 1996, after investigation and analysis, and due to Capital Constraints, Peregrine sold its 31% partnership interest to the general partner.

        Peregrine is also a partner in CR Properties, a general partnership in which it owns a 50% interest. CR Properties is a limited partner in a partnership which owns an office building in Sacramento, California. In 1996, as in previous years, the partnership continued to generate net losses which, in accordance with the partnership agreement, were allocated 100% to the other partner. As a limited partner, CR Properties has no contingent liabilities. At December 31, 1996, Peregrine's investment in CR Properties was carried at a book value of $0 due to previous write-downs.

Peregrine's Mortgage Note Portfolio. At the beginning of 1996, Peregrine had five notes in its mortgage note portfolio. During the year, one of the notes was paid in full prior to its maturity date, and one note was foreclosed upon, resulting in the acquisition of three industrial buildings in Corona, California. At year end, Peregrine had three mortgage notes remaining in its portfolio, all of which originated from property dispositions prior to 1996 and represent first and second mortgages collateralized by real property located in California. At the end of 1996, the book value of Peregrine's mortgage note portfolio totaled $720,000. At such time, $385,000 (net of write downs of $275,000) was delinquent.

CalREIT's Mortgage Note Portfolio. At the beginning of 1996, CalREIT had seven notes in its mortgage note portfolio. Pursuant to its strategy to monetize assets, during 1996, CalREIT marketed and sold four of the notes. The three remaining mortgage notes, which are classified as "held for sale", are collateralized by mortgages on real property and had a book value of $1,576,000 at December 31, 1996.

Marketable Securities. During 1996, CalREIT invested the proceeds generated from the sale of its commercial properties and mortgage notes in diversified, unleveraged pools of U.S. Government Agency mortgage-backed securities which satisfy REIT asset qualification requirements. At December 31, 1996, CalREIT's investment portfolio of marketable securities, which was classified as "held for sale" had a book value of $14,115,000, which approximated fair value at that date.

Investment in CalREIT. At December 31, 1996, Peregrine owned 6,959,593, or approximately 76%, of CalREIT's 9,137,335 outstanding common shares of beneficial interest. As discussed above, at December 31, 1996, CalREIT's investment portfolio consisted of two commercial real estate properties with a total book value of $8,585,000, three mortgage notes with a book value of $1,576,000, and a portfolio of diversified, unleveraged pools of U.S. Government Agency mortgage-backed securities with a book value of $14,115,000. At year end, CalREIT was 17% leveraged, reflecting outstanding mortgage debt obligations of $5,169,000. CalREIT's shares, which are traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol CT, were held by approximately 1,700 shareholders-of-record at December 31, 1996. The net book value of CalREIT totaled $24,471,000, or approximately $2.68 per CalREIT common share of beneficial interest at December 31, 1996. During 1996, CalREIT shares traded between $1.13 and $2.88. On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT for $20,222,000, or approximately $2.91 per share of CalREIT previously held by Peregrine, to a third party, CalREIT Investors Limited Partnership. The decision to sell CalREIT was made by management and the Board of Trustees of Peregrine during 1996, and was based primarily on the following considerations: (1) CalREIT had not paid any dividends during the last two years and had no immediate plans to pay dividends in the near term; therefore, Peregrine's investment in CalREIT was not generating cash flow that could be used for other purposes; (2) Peregrine's debt service requirements, including interest on its Senior Lender Group Notes, which beginning on November 1, 1996, was required to be paid in cash, were resulting in severe capital constraints; (3) the extensive analysis performed by its investment banker relating to Peregrine's investment in CalREIT indicated that the shares owned by Peregrine were at their maximum potential value; (4) CalREIT's management had not developed a credible growth plan, and (5) potential buyers would be interested in CalREIT's New York Stock Exchange listing.

1996 Financial Overview - Consolidated Basis. Total revenues for Peregrine and CalREIT on a consolidated basis (the "Trust") in 1996 were $25,582,000 and total operating expenses were $31,329,000. The consolidated net loss in 1996 was ($7,705,000). The net loss attributable to Common Shares of Beneficial Interest for the Trust in 1996 was ($10,576,000) or ($2.17) per Common Share of Beneficial Interest, which includes the net loss plus the effects of Preferred Stock dividends, discounts on Preferred Stock dividends, and the accretion of discounts on Preferred Stock dividends.

         The Trust ended the year 1996 with $5,972,000 in unrestricted cash, of which $4,698,000 was held by CalREIT and unavailable to Peregrine for operating, working capital, or other purposes.

         As of December 31, 1996, Peregrine's tax loss carryforward totaled approximately $81,858,000 for federal and $36,368,000 for California.

         In 1996, interest on the Trust's long-term first mortgage notes totaled $3,454,000, of which $119,000 was deferred and added to the principal balance. Interest and fees on the Line of Credit totaled $918,000 ($844,000 of interest and $74,000 in fees) in 1996, which was satisfied by an increase in the outstanding balance. Interest on the Senior Lender Group Notes totaled $3,814,000 in 1996, of which $2,844,000 was satisfied through the issuance of additional Interest Deferral Notes. At December 31, 1996, total long-term first mortgage notes of the Trust were $32,263,000, the outstanding balance on the Line of Credit was $8,583,000, and total debt obligations to the Senior Lender Group were $44,467,000. Accrued and unpaid interest at December 31, 1996 totaled $19,000 on long-term first mortgages and $325,000 on the Senior Lender Group Notes.

         In accordance with the Plan, dividends on the Senior Lender Group's Redeemable Convertible Preferred Stock were paid in-kind throughout 1996. During the year, dividends of $2,688,000 were paid in-kind through the issuance of an additional 1,345,000 Preferred Shares, bringing the total number of Preferred Shares held by the Senior Lender Group to 14,073,000 as of December 31, 1996.

         A more detailed discussion of the Trust's financial performance, results of operations and alternative going-forward operating strategies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(d)      Management of the Trust's Investments

         Peregrine is a self-administered business trust. The President and Chief Executive Officer of Peregrine is Joseph M. Mock. On June 1, 1996, Mr. Mock assumed his position from John McMahan (Chairman of the Board of Trustees), who served as Interim Chief Executive Officer from January 15, 1996, when the Board of Trustees terminated the employment of Frank A. Morrow, who had served as both Peregrine's Chief Executive Officer and as a member of the Board of Trustees since October 1994. As a result of the termination of Frank A. Morrow as Peregrine's Chief Executive Officer in January 1996, Peregrine utilized the services of certain of its independent Trustees in connection with its analysis of alternative operating strategies, asset dispositions, and day-to-day management activities (see Item 13 - Certain Relationships and Related Transactions). In February 1996, Mr. Morrow resigned as a
Trustee of Peregrine but continued to serve as the Chairman of the Board of Trustees and Chief Executive Officer of CalREIT.

         All management services are provided by employees of Peregrine, professional property management companies, or independent contractors. As of December 31, 1996, Peregrine had seven full-time employees.

         CalREIT is a self-administered real estate investment trust ("REIT"). During 1996, all strategic and investment decisions for CalREIT were made by the five members of the Board of Trustees of CalREIT. During 1996, Frank A. Morrow served as Chairman of the Board of Trustees and Chief Executive Officer of CalREIT. Simultaneously with the closing of Peregrine's sale of its CalREIT stock on January 3, 1997, John McMahan, who serves as Chairman of the Board of Peregrine, resigned as a Trustee of CalREIT.

         During 1996, CalREIT had no employees. Management services were provided by professional management companies, independent contractors, and by the employees of Peregrine. Peregrine receives a reimbursement of costs pursuant to a cost-allocation agreement for providing these services. In January 1997, after Peregrine's sale of its 76% stock ownership interest in CalREIT, the cost-allocation agreement was terminated.


(e)     Uninsured Losses from Seismic Activity

        All of the Trust's properties are located in areas that are subject to earthquake activity. The Trust's insurance policies for these properties cover losses from fires after an earthquake, but they do not cover damage directly caused by earthquakes or other seismic activity. The Trust has not obtained earthquake insurance for these properties because such policies have been unavailable from insurers. In the event that uninsured losses resulting from earthquake or other seismic activity should occur, the Trust could lose its capital invested in the affected property, as well as the anticipated future revenues from such property, and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the business of Peregrine and its financial condition and results of operations.

(f)      Potential Environmental Risks

         Investments in real property create a potential for environmental liability on the part of the owner of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any of the Trust's properties, the owner or operator of the property (including the Trust) may be held strictly liable for all costs and liabilities relating to such hazardous substances. The Trust currently carries no insurance for environmental liabilities.

(g)     Executive Officers of the Registrant

        The Executive Officer of Peregrine is listed below:

        Name                                Age                   Office
        ----                                ---                   ------
        Joseph M. Mock                      57                    President, Chief Executive Officer, and
                                                                  Principal Accounting Officer

The principal business experience and affiliations of the Executive Officer are as follows:

Joseph M. Mock, President, Chief Executive Officer, and Principal Accounting Officer. Prior to joining Peregrine as President, Chief Executive Officer, and Principal Accounting Officer, in June 1996, Mr. Mock served as Executive Vice President and Chief Operating Officer of Landsing Pacific Fund, Inc., a public REIT, from October 1993 to February 1996. From September 1987 to October 1993, Mr. Mock was a principal in Byron Partners, Inc., a real estate consulting firm specializing in the management and disposition of real estate owned and loan workouts for financial institutions. Prior to forming Byron Partners, Inc., Mr. Mock was a Vice President of Portfolio Management for Eastdil Realty, Inc., providing asset management services to pension funds. Mr. Mock also spent 17 years with Grubb & Ellis Co., a real estate services company, filling a number of roles including tenures as broker, Senior Vice President of Asset Management, Vice President of Administration, and Vice President of Business Development. Mr. Mock graduated from the University of California at Berkeley with a degree in Labor and Industrial Relations.

--------------------------------------------------------------------------------
ITEM 2:  PROPERTIES
--------------------------------------------------------------------------------

The following table sets forth certain information relating to properties owned by Peregrine and CalREIT at December 31, 1996. All of the properties are suitable for the purpose for which they are designed and are being used.


                                                          Date of      Ownership   Square     Total Adjusted
             Direct Equity Investments                  Acquisition    Percentage   Feet         Cost (1)          Encumbrances(2)
--------------------------------------------------      -----------    ----------  ------     --------------       ---------------
RETAIL SHOPPING CENTERS:
      Regency Plaza, Sacramento, California                   5/85         100%   141,965      $11,106,000             $8,846,000
      University Village, Sacramento, California             12/86         100%    82,882        7,905,000              7,715,000
      TGIF Sunrise Hills, Citrus Heights, California          1/87         100%     8,500        1,536,000                      -
      Sunrise Hills, Citrus Heights, California               1/89         100%    81,499        5,921,000              4,325,000
*     Totem Square, Kirkland, Washington                     11/90          47%   125,611        7,370,000              4,283,000
*     Fulton Square, Sacramento, California (3)               5/91          76%    35,493        1,215,000                      -
                                                                                             --------------            -----------
Total Retail Shopping Centers                                                                   35,053,000             25,169,000
                                                                                             --------------            -----------
OFFICE BUILDINGS:
      One Sunrise Park, Rancho Cordova, California            8/83         100%    43,747        1,799,000                      -
      16th and K Streets, Sacramento, California              8/87         100%    39,753        3,127,000                      -
      Town Center Garden Office Park, Signal Hill,
        California                                           12/87         100%    93,693        4,605,000                      -
      Hurley Ethan Office Park I, Sacramento,
        California                                            4/88         100%    36,645        2,117,000              1,312,000
      Hurley Ethan Office Park II, Sacramento,
        California                                            6/88         100%    38,683        2,678,000              2,401,000
      3900 Lennane Drive, Sacramento, California              5/88         100%    45,000        1,909,000              2,495,000
                                                                                             --------------            -----------
Total Office Buildings                                                                          16,235,000              6,208,000
                                                                                             --------------            -----------
INDUSTRIAL BUILDINGS:
      11135 Trade Center Drive, Rancho Cordova, California    5/88         100%   144,332        2,867,000                      -
      11167 Trade Center Drive, Rancho Cordova, California    5/88         100%    57,650          983,000                      -
      Parkway Center, El Dorado Hills, California             1/88         100%    45,332        1,483,000                      -
      Mallory Service Building, Walnut Creek, California     10/88         100%    21,752        1,017,000                      -
      Commerce Street, Corona, California                     9/96         100%    11,535          399,000                      -
      Consumer Circle, Corona, California                     9/96         100%    11,900          386,000                      -
      Pomona Road, Corona, California                         9/96         100%    28,850          966,000                      -
                                                                                             --------------            -----------
Total Industrial Buildings                                                                       8,101,000                      -
                                                                                             --------------            -----------

--------------------------------------------------------------------------------
ITEM 2:   PROPERTIES (continued)
--------------------------------------------------------------------------------

                                                          Date of      Ownership   Square     Total Adjusted
             Direct Equity Investments                  Acquisition    Percentage   Feet         Cost (1)          Encumbrances(2)
--------------------------------------------------      -----------    ----------  ------     --------------       ---------------
MINI-STORAGE FACILITIES:
      Burbank Mini-Warehouse, Santa Rosa, California        4/85           100%     72,200       1,479,000                    -
      Downtown Mini Storage, Sacramento, California (3)     3/88           100%     44,825       1,329,000                    -
                                                                                               -----------          -----------
Total Mini-Storage Facilities                                                                    2,808,000                    -
                                                                                               -----------          -----------
LAND:
      Florin Perkins, Sacramento, California                6/91           100%     60,026          30,000                    -
                                                                                               -----------          -----------
Total Land                                                                                          30,000                    -
                                                                                               -----------          -----------
HOTELS:
      Chico Holiday Inn, Chico, California                  9/86           100%     87,000       3,199,000                    -
      Sacramento Holiday Inn, Sacramento, California        9/86           100%    139,800      10,255,000                    -
      Walnut Creek Holiday Inn, Walnut Creek, California    3/85           100%     78,470       3,717,000                    -
                                                                                               -----------          -----------
Total Hotels                                                                                    17,171,000                    -
                                                                                               -----------          -----------
                                                                                               $79,398,000          $31,377,000
                                                                                               ===========          ===========

(1) Total cost, including reorganization values of Peregrine properties, before accumulated depreciation, adjusted for impairment losses in accordance with Statement of Financial Accounting Standards No. 121.

(2) All of the above properties are pledged as collateral, subject to existing liens, for the restructured debt.

(3)    Land on which asset is constructed is subject to a ground lease.

* Denotes CalREIT properties. Ownership perecentage reflects Peregrine's ownership percentage of the property based on its 76% ownership percentage of CalREIT.

Item 3.           Legal Proceedings


The shareholder lawsuits and other material litigation to which Peregrine (then known as CET) was a party prior to and during the bankruptcy proceedings were resolved and settled in connection with the Plan of Reorganization, which the Bankruptcy Court confirmed. Nineteen professional firms and companies (the "Professionals") who rendered services to CET or other interested parties during CET's bankruptcy case filed fee applications with the Bankruptcy Court. In September 1996, the Bankruptcy Court issued an order (the "Order") awarding fees to some of those Professionals. Five Professionals appealed the Order; those appeals are pending before the U.S. District Court for the Eastern District of California. One Professional filed a motion for reconsideration, which is pending before the Bankruptcy Court.

Peregrine is a defendant in a case filed by MDC REIT Holdings, L.L.C. ("MDC") in California state court on December 24, 1996. MDC alleges that Peregrine breached a certain stock purchase agreement pursuant to which Peregrine was to have sold to MDC certain shares of the common shares of beneficial interest of CalREIT that were owned by Peregrine. MDC is seeking damages it allegedly incurred in excess of $900,000, and recovery of its attorney fees, costs, and interest. Management believes, and has been advised by its counsel, that MDC's claims are without merit. Peregrine has answered the complaint, denying any breach of the stock purchase agreement and asserting numerous affirmative defenses to MDC's claims. The consolidated financial statements do not include an accrual for any losses related to the complaint.



Item 4.           Submission of Matters to a Vote of Security Holders


No matter was submitted to a vote of security holders during 1996.

                                     PART II



Item 5. Market for the Registrant's Common Shares of Beneficial Interest Equity and Related Security Holder Matters


Market

Peregrine's Common Shares of Beneficial Interest have traded on the Over-the-Counter Bulletin Board market system under the symbol PGRNS since its emergence from bankruptcy in October 1994, and its issuance of new Peregrine Common Shares of Beneficial Interest was completed. Peregrine's Common Shares of Beneficial Interest were not actively traded during 1995 or 1996. The following table sets forth the high and low closing quotations for the shares during the four quarters of 1995 and 1996, as reported by Nasdaq. The Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        1995                                        High              Low
        ----                                        ----              ---
    First Quarter                                    n/a               n/a
    Second Quarter                                 $1.50             $1.00
    Third Quarter                                   1.00              0.63
    Fourth Quarter                                  0.63              0.13

       1996                                         High              Low
       ----                                         ----              ---
    First Quarter                                  $0.50             $0.18
    Second Quarter                                  0.50              0.06
    Third Quarter                                   0.09              0.03
    Fourth Quarter                                  0.10              0.04


Holders

As of March 15, 1997, there were approximately 13,400 shareholders-of-record of Peregrine's Common Shares of Beneficial Interest. In addition, there were approximately 2,500 shareholders whose shares were held by depositories in street and nominee names.

Dividends

Peregrine paid no cash dividends on its Common Shares of Beneficial Interest in 1995 or 1996, and is substantially restricted under the terms of the Senior Lender Group Notes and Line of Credit from making any cash distributions to shareholders in the foreseeable future.

Item 6. Selected Financial Data


The following represents selected financial data for The Peregrine Real Estate Trust and the California Real Estate Investment Trust, on a consolidated basis, for the years ended December 31, 1996 and 1995, the Transition Period, and the years ended September 30, 1994 and 1993. The data should be read in conjunction with other financial statements and related notes included elsewhere herein. Numbers below are shown in the thousands except for per share data.

                                                                        Commonwealth Equity Trust
                                                                       ----------------------------
                                   Year Ended  Year Ended               Year Ended     Year Ended
                                  December 31, December 31, Transition  September 30, September 30,
                                      1996        1995        Period        1994         1993
                                      ----        ----        ------        ----         ----
Operating results:

Revenue(1)                         $  27,162    $  26,893    $   6,806    $  32,858    $  19,585

Net loss from continuing
  operations                       $  (7,892)   $ (15,331)   $  (1,338)   $ (23,000)   $ (71,997)
Extraordinary item                 $     187    $     598    $      --    $      --    $      --
Net loss(2)                        $  (7,705)   $ (14,733)   $  (1,338)   $ (23,000)   $ (71,997)

Net loss attributable to Common
  Shares of Beneficial
  Interest(2), (3)                 $ (10,576)   $ (17,264)   $  (1,894)   $ (23,000)   $ (71,997)

Net loss per Common Share
  of Beneficial Interest
  before extraordinary item        $   (2.21)   $   (3.66)   $   (0.39)   $   (0.92)   $   (2.87)
Extraordinary item per Commmon
  Share of Beneficial Interest     $    0.04    $    0.12    $      --    $      --    $      --
Net loss per share
  attributable to Common Shares
  of Beneficial Interest(2), (3)   $   (2.17)   $   (3.54)   $   (0.39)   $   (0.92)   $   (2.87)

Financial Position:

Total Assets                       $ 104,726    $ 121,793    $ 142,121    $ 140,186    $ 169,213

Long-term Obligations(4)           $ 111,578    $ 115,064    $ 114,478    $ 122,963    $ 140,173

(1) Includes net gains (losses) from foreclosure or sale of investments of $1,580, ($184), $12, $688, and ($7,130), for the years ended December 31, 1996 and 1995, the Transition Period, and the years ended September 30, 1994 and 1993, respectively.

(2) Includes valuation losses of ($4,278), ($9,526), ($119), ($3,413), and
($53,089), for the years ended December 31, 1996 and 1995, the Transition Period, and the years ended September 30, 1994 and 1993, respectively.

(3) Includes net loss plus the effects of Preferred Stock dividends, discounts on Preferred Stock dividends, and the accretion of discounts on Preferred Stock dividends.

(4) Includes long-term notes payable collateralized by deeds of trust on rental properties, Senior Lender Group Notes Payable, the outstanding balance on the Line of Credit, and outstanding Redeemable Convertible Preferred Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in the Form 10-K. Peregrine adopted "fresh start" accounting rules as of the beginning of the Transition Period (October 7 through December 31, 1994). Results during 1996, 1995, and the Transition Period serve as benchmark data for all future comparisons but are not comparable to prior periods.

In addition to historical information, the Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, such as those pertaining to Peregrine's ability to fund its operations or otherwise satisfy capital requirements, both in the short and long term; to undertake property repairs, maintenance, improvements, refurbishments, or other capital expenditures; and to negotiate satisfactory terms with creditors, licensors, franchisors, or others. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause results and future events to differ materially from those set forth or contemplated in the forward-looking statements: increased interest rates and operating costs, deteriorating market conditions affecting occupancy or lease rates, difficulties in finding buyers for property dispositions, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate laws, real property taxes, and governmental regulation, as well as general economic trends and the factors discussed below under the heading Overview. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. Peregrine assumes no obligation to update forward-looking statements. Readers should refer to Peregrine's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.


Overview

During the twelve months ended December 31, 1996, Peregrine owned and operated a portfolio of investments that included real property, partnership interests, mortgage notes, and a 76% stock ownership interest in CalREIT. In 1996, Peregrine continued to concentrate its efforts on improving property operations, while simultaneously exploring alternative operating strategies for the future. The immediate priority continued to be to meet Peregrine's debt obligations. To achieve this objective, emphasis remained on maximizing the income stream from the commercial and hotel properties and the select disposition of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources available to Peregrine.

Peregrine's management also continued to explore alternative longer term strategies to maximize shareholder value, including analysis of current and expected property valuations, regional and industry market trends and potential long-term growth opportunities in single and multi-tenant buildings, retail centers and hotel properties. In addition, during 1996, Peregrine continued to analyze operating, disposition and other strategies relating to its 76% stock ownership interest in CalREIT, and on January 3, 1997, Peregrine sold its interest in CalREIT for $20,222,000, or approximately $2.91 per share of CalREIT previously held by Peregrine, which resulted in a gain of $1,012,000 during the first quarter of 1997. The assessment of long-term strategies, which is expected to continue through 1997, includes consideration of financing or restructuring alternatives relating to Peregrine's first mortgage debt and its long-term secured debt to the Senior Lender Group. Under the terms of the Senior Lender Group Notes, 80% of the net proceeds from the disposition of assets must be paid to the Senior Lender Group, thus restricting Peregrine from reinvesting in higher yielding investments or making capital improvements to existing assets.

The Senior Lender Group Notes accrued interest in-kind through September 1996, and have required cash interest payments since that date. On January 3, 1997, in accordance with the terms of Senior Lender Group Notes, 80% of the net proceeds from the sale of Peregrine's ownership interest in CalREIT was paid to the Senior Lender Group, reducing the balance outstanding from $44,467,000 to $28,889,000. Peregrine's future debt service obligations are approximately $2,903,000 per year on its first mortgage debt (excluding CalREIT's first mortgage debt) and approximately $2,456,000 per year on the Senior Lender Group Notes. In addition, $28,145,000 at face value in Preferred Stock, also held by the Senior Lender Group, will accrue dividends in kind through September 1998, and will require cash dividend payments of approximately $3,353,000 per year commencing in October 1998. It is anticipated, however, that Peregrine will be unable to pay the Preferred Stock dividends in cash commending in October 1998, and as a result the Preferred Stock will automatically convert to Common
Shares of Beneficial Interest.

Peregrine believes that the following factors have adversely affected, and in the future, could adversely affect its financial condition, results of operations, and liquidity:

- The capital structure of Peregrine resulting from the confirmed Plan of Reorganization, including the leverage resulting from the Senior Lender Group Notes, the first mortgage debt, and the Preferred Stock, plus the associated present and future debt service and dividend obligations;

- The additional $1,800,000 in estimated capital improvements required to complete the refurbishments of Peregrine's hotel properties in accordance with Holiday Inn franchise standards, that, if not completed, will result in the termination of the Holiday Inn License Agreements and will have a material adverse affect on hotel operations;

- Peregrine's general and administrative expenses, including the costs associated with its estimated 16,000 shareholder base and the ongoing costs of being a public company;

- The limited sources and amount of funds currently available to Peregrine from operations, its revolving Line of Credit, which matures on October 7, 1997, and from property dispositions, after payment of associated indebtedness, and the inability of Peregrine to raise capital from third parties in light of, among other things, its debt and capital structure, operating history and contingent liabilities as discussed above; and

- The overall lack of synergy and investment quality of Peregrine's real estate portfolio.

For additional information regarding certain of the Trust's financial commitments and contingencies, see Note 13 to consolidated financial statements.

The Pro-Forma Financial Statements presented in Note 2 to consolidated financial statements are presented in order to illustrate the possible scope of the change in historical financial position and results of operations resulting from Peregrine's sale of its 76% stock ownership interest in CalREIT and to serve as benchmark data for all future comparisons.

Liquidity and Capital Resources

The Trust's unrestricted cash totaled $5,972,000 on December 31, 1996, up from $5,079,000 at December 1995, of this amount, $4,698,000 was held by CalREIT at December 31, 1996, and unavailable to Peregrine for operating, working capital, or other purposes. In 1996, the Trust's principal source of funds was from operating income, proceeds from the sale of certain investments, proceeds from principal and interest payments on mortgage notes receivable, and borrowings from the revolving Line of Credit in the maximum amount of $8,600,000. At December 31, 1996, $17,000 remained available through the Line of Credit. No dividends were paid by CalREIT in 1996 or 1995.

Debt service paid on the Trust's first mortgage notes totaled $3,452,000 in 1996, and $4,902,000 in 1995. Peregrine's debt service requirements on such notes in 1997 are approximately $2,903,000. Interest on the Senior Lender Group Notes was approximately $3,814,000 and $3,596,000, in 1996 and 1995, respectively, of which approximately $2,844,000 and $3,596,000, respectively, was satisfied through the issuance of Interest Deferral Notes. In 1997, the interest on the Senior Lender Group Notes will be required to be paid in cash on a monthly basis, with aggregate interest payable during 1997 currently estimated at $2,456,000 based on $28,889,000 principal outstanding.

At December 31, 1996, Peregrine's short and long term cash commitments include approximately $1,800,000 to refurbish its hotel properties in early 1997 in accordance with Holiday Inn franchise standards; the maturity of the Line of Credit in October 1997; debt service payments on its first mortgage notes of approximately $2,903,000 per year; interest on the Senior Lender Group Notes currently estimated at $2,456,000 per year; cash dividend payments of approximately $3,300,000 per year on the Preferred Stock commencing in October 1998; and repayment of principal on the Senior Lender Group Notes Payable in October 2000.

Based on cash flows form operations, its revolving Line of Credit, and its 20% share of the net proceeds received from its disposition of its 76% stock ownership interest in CalREIT on January 3, 1997, Peregrine anticipates that it will be able to fund its day-to-day business operaions, and meet its debt service obligations on its first mortgage notes and Senior Lender Group Notes through the next twelve months. Management plans to seek an extension of the maturity date on its Line of Credit, with its current lender; however, if unable to do so, management will seek an alternative source from which to obtain a new operating line of credit. Peregrine's Line of Credit contains a financial covenant, among others, which requires that Peregrine maintain a specific tangible net worth, as defined in the Agreement, measured on a fiscal quarter-end basis. While Peregrine was in compliance with the covenant at December 31, 1996, it is anticipated that during the first half of 1997, Peregrine will be unable to meet the financial covenant due to anticipated net losses, and will require a waiver in relation to the covenant from the lender. Failure to renew or obtain a new operating line of credit would have a material adverse affect on the financial position and operations of Peregrine. Management also expects to be able to fund the $1,800,000 in refurbishments at its hotel properties from existing resources; absent this expenditure or absent an agreement with Holiday Inn for an extension of time to complete the refurbishments, the hotel properties will lose their Holiday Inn licenses, the result of which will be a decline in occupancy levels and room rental rates, which would have a material adverse impact on Peregrine's overall financial performance.

To meet its long-term debt service requirements, Peregrine's management is considering numerous alternatives, including asset dispositions, capital restructuring, and debt financing alternatives. However, because of the factors discussed in the OVERVIEW above, including the capital and debt structure and the limited flexibility provided under the terms of the Senior Lender Group Notes, there can be no assurance that sources of funds to meet these requirements, or continue operations over the longer term, can be found. It is presently anticipated that Peregine will be unable to pay the Preferred Stock dividends in cash commencing in October 1998, and as a result the Preferred Stock will automatically convert to Common Shares of Beneficial Interest in accordance with the Preferred Stock Agreement, thereby substantially diluting the ownership interests of current holders of Common Shares of Beneficial Interest.

Results of Operations

Commercial Property Occupancy. At December 31, 1996 and 1995, overall weighted average occupancy levels for the Trust's properties is shown below:

                                                                            Occupancy at December 31,
                                                                         ------------------------------
                Property Type                                             1996                   1995
                -------------                                             ----                   ----
         Retail Shopping Centers                                           82%                    80%
         Office Buildings                                                  75%                    65%
         Industrial Buildings                                              90%                    72%
         Mini-Storage Facilities                                           94%                    93%
         CalREIT Properties                                                77%                    90%

Note: The weighted average occupancy is calculated by multiplying the occupancy by its square footage and dividing by the total square footage in the portfolio.

The overall weighted average for Peregrine's entire commercial property portfolio (excluding CalREIT) as of December 31, 1996, was 83% compared to 75% at the end of 1995.

Hotel Occupancy. Overall weighted average occupancy for Peregrine's three Holiday Inn franchises was 67% in 1996 versus 65% in 1995.

                                                                                    Occupancy
                                                                            -------------------------
                                                                            1996                 1995
                                                                            ----                 ----
         Holiday Inn Chico                                                   64%                  61%
         Holiday Inn Sacramento                                              70%                  65%
         Holiday Inn Walnut Creek                                            68%                  71%
         Park Terrace Inn - Redding                                          n/a                  20%
         CalREIT's Casa Grande Motor Inn                                     n/a                  52%

Note: The Park Terrace Inn was closed in October 1995 when redevelopment work at the property commenced, and CalREIT's Casa Grande Motor Inn was allowed to be foreclosed upon by the lender in February 1996.

Peregrine Asset Dispositions. During 1996, Peregrine sold the Sierra Oaks Shopping Center in Roseville, California, the Timberlake Medical Building in Sacramento, California, the Park Terrace Inn Hotel in Redding, California, and its partnership interest in Placer Ranch Partners. Also during 1996, pursuant to the Plan of Reorganization, Peregrine disposed of three of its four parcels of vacant land located in Sacramento, California, by quit-claim deed to the holders of certain secured bond claims against the parcels.

One mortgage note held by Peregrine, with a book value of $1,200,000, was foreclosed upon in September 1996, resulting in the acquisition of three industrial buildings in Corona, California. The properties were recorded at their estimated fair market value at the date of foreclosure. Also during 1996, one mortgage note, held by Peregrine, with a face value of $2,240,000, was paid in full prior to its maturity date.

After the close of the year, on January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT to a third party, CalREIT Investors Limited Partnership. The sale price of Peregrine's investment was $20,222,000, or approximately $2.91 per share of CalREIT previously held by Peregrine.

CalREIT Asset Dispositions. At the end of 1995, CalREIT's four commercial properties were readied for sale as part of its corporate strategy to reposition the company. Leasing, capital and tenant improvement expenditures were approved as they related to their impact on potential sale prices. As of the end of 1996, the Redfield Commerce Center in Scottsdale, Arizona, and the Bekins Storage Facility in Pasadena, California, had been sold and its two remaining properties, the Fulton Square Shopping Center in Sacramento, California, and the Totem Square Shopping Center in Kirkland, Washington, were under contract for sale. In February 1996, because of its limited financial potential and inability to service its debt, CalREIT transferred ownership of the Casa Grande Motor Inn property back to the lender pursuant to a foreclosure proceeding. Also during 1996, certain of CalREIT's mortgage notes were packaged for sale and disposition. In total, four of CalREIT's seven mortgage notes were sold in 1996.

Revenues

Total consolidated revenues were $25,582,000 in 1996, down $1,495,000, or 6%, from total consolidated revenues of $27,077,000 in 1995.

Hotel Revenues. Consolidated hotel revenues decreased $164,000, or 1%, to $12,652,000 in 1996 from $12,816,000 in 1995. The decrease is attributable to a decrease of $1,006,000, resulting from the close of the Park Terrace Inn in October 1995, and the sale of the hotel in October 1996; and a decrease of $46,000, attributable to the absence of revenue from CalREIT's Casa Grande Motor Inn due to foreclosure by the lender in February 1996; partially offset by an increase of $888,000, attributable to an overall increase in occupancies and room rates at Peregrine's Holiday Inn hotels (Chico, Sacramento, and Walnut Creek).

Rental Revenues. Consolidated rental revenues were down $1,000,000, or 8%, from $12,495,000 in 1995, to $11,495,000 in 1996. The decrease is attributable to various increases and decreases in rental revenues at the commercial properties. The most significant decreases were: a decrease of $341,000 at the Regency Plaza Shopping Center, which resulted from the loss of tenants who filed for bankruptcy and terminated their leases; a loss of $388,000, resulting from System Integrators, Inc., who was the sole tenant in one of Peregrine's office buildings, which abandoned its lease; and the combined absence of revenues of $883,000 from the Sierra Oaks Shopping Center, the Timberlake Medical Building, the Woodland Medical Building, the Redfield Commerce Center, and the Bekins Storage Facility, as a result of the sale of these properties in 1996 or 1995. The most significant increases which partially offset the above decreases were: an increase of $144,000 at 11135 Trade Center Drive, resulting from an expansion by the Franchise Tax Board of the office space leased; an increase of $116,000 at the Sunrise Hills Shopping Center, which resulted from a lease buyout by a former tenant; an increase of $59,000 at the Mini-Storage Facilities, resulting from increased occupancies; an increase of $83,000 at Parkway Center, resulting from an expansion by the U.S. Postal Service of the office space leased, and increases in rental rates; an increase of $100,000 at University Village Shopping Center due primarily to increased occupancy; and $60,000 in rental revenue at the three properties in Corona, California, which were acquired in September 1996, through foreclosure of a mortgage note.

Interest Revenues. Consolidated interest revenues decreased $331,000, or 19%, to $1,435,000 in 1996, down from $1,766,000 in 1995. This decrease is primarily attributable to the loss of interest on CalREIT's mortgage notes, which were sold in 1996; and the loss of interest on Peregrine's mortgage note in the face amount of $2,240,000, which was paid off in 1996; partially offset by interest earned on marketable securities and cash accounts which increased as a result of CalREIT's asset sales during 1996.

Expenses

Total consolidated expenses were $31,329,000 in 1996, down $1,036,000, or 3%, from total consolidated expenses of $32,365,000 in 1995. The decrease is attributable to a decrease of $952,000 in consolidated operating expenses, a decrease of $832,000 in consolidated depreciation expense, and a decrease of $347,000 in consolidated interest expense; partially offset by an increase of $201,000 in consolidated commercial and hotel property management fees and an increase of $894,000 in consolidated general and administrative expenses.

Operating expenses. Consolidated operating expenses for the hotels decreased $540,000, or 5%, from $10,964,000 in 1995, to $10,424,000 in 1996. The decrease is primarily attributable to a decrease of $838,000 in operating expenses at the Park Terrace Inn due to the closure of the hotel for refurbishment in October 1995, and the sale of the hotel in October 1996; partially offset by a net increase in operating expenses of $287,000 at the Chico, Sacramento, and Walnut Creek Holiday Inns attributable primarily to the overall increased occupancy during 1996.

Consolidated operating expenses for the commercial properties decreased $412,000, or 10%, in 1996, to $3,874,000, down from $4,286,000 in 1995. The decrease is primarily attributable to decreases at the Sierra Oaks Shopping Center, the Timberlake Medical Building, the Woodland Medical Building, the Redfield Commerce Center, and the Bekins Storage Facility, as a result of the sale of these properties in 1996 or 1995.

Commercial and Hotel Property Management Fees. Consolidated commercial and hotel property management fees increased $201,000, or 32%, in 1996, from $634,000 in 1995, to $835,000. The increase is attributable to an increase of $154,000 in management fees at the hotels in 1996, which is primarily the result of contracting with outside management companies in late 1995 to operate the hotels. In addition, management fees at the commercial properties increased $47,000 in 1996, primarily the result of increased cash collections. Property management fees at the commercial properties are based upon cash collections of rents and other charges from the tenants. Property management fees at the hotels are based upon gross revenues generated at the hotels and increases in net operating income from the base year specified in the management agreement.

Depreciation and Amortization Expense. Consolidated depreciation and amortization expense decreased $832,000, or 22%, to $2,931,000 in 1996, down from $3,763,000 in 1995. The decrease is attributable to properties sold in 1995, as well as the cessation of depreciation on assets of Peregrine and CalREIT that were classified as held for sale during the year.

Interest Expense. Consolidated interest expense decreased $347,000, or 4%, from $8,524,000 in 1995, to $8,177,000 in 1996. The decrease is primarily attributable to a decrease of $860,000 on first mortgages, resulting from monthly principal paydowns and payoffs which resulted from the sale of the underlying assets; partially offset by an increase in interest on the Senior Lender Group Notes of $218,000, resulting primarily from an increase in the note balance due to the deferral of interest; and an increase of $326,000 in interest on the Line of Credit due to a higher average balance outstanding during 1996.

General and Administrative Expenses. Consolidated general and administrative expenses increased $894,000, or 21%, to $5,088,000 in 1996, up from $4,194,000 in 1995. The increase is due to the net effects of increases and decreases in various expense categories. The most significant increases are: the termination fee paid by Peregrine to Frank A. Morrow pursuant to his personal services contract when he was terminated as Chief Executive Officer in January 1996; fees paid by Peregrine in connection with the analysis of strategic operating alternatives; consulting fees paid to the Trustees of Peregrine related to strategic operating alternatives, asset dispositions, and day-to-day management activities following the termination of Peregrine's Chief
Executive Officer in January 1996; additional fees paid by CalREIT to its Trustees in connection with strategic growth activities; costs incurred by CalREIT in connection with the packaging and sale of its mortgage notes; increased legal fees resulting from Peregrine's continuing resolution of the professional fees related to the bankruptcy proceedings; and the on-going administrative costs for both Peregrine and CalREIT associated with being a public company and servicing its shareholders. Many of the administrative costs to service Peregrine's large shareholder base and to meet public company regulatory requirements are fixed costs. As a result, Peregrine expects its general and administrative expenses to continue to be disproportionately high compared to the size of its asset base.

Reorganization Items

In September 1996, the Bankruptcy Court issued its Final Memorandum on Fee Applications (the "Memorandum") and an Order on Final Fee Applications (the "Order") which awarded certain amounts to most of the professional fee applicants (the "Professionals") and ordered one of the Professionals to disgorge certain amounts that had previously been paid by CET. In October 1996, some of the Professionals (the "Appellants") filed appeals from the Bankruptcy Court's Order. Peregrine has entered into separate settlement agreements with each of the Appellants which resulted in a forgiveness of debt in some instances and the recording of a receivable in one instance.

In 1995, the reorganization expense resulted from an additional accrual in the amount of $1,000,000, which was recorded to increase the total accrued professional fees related to the bankruptcy proceedings from $2,000,000 to $3,000,000, to reflect management's revised estimate of the professional fees owed. The additional accrual in the amount of $1,000,000, increased the total professional fees incurred in connection with the bankruptcy proceedings to $9,500,000.

Gain (Loss) on Foreclosure or Sale of Investments

In 1996, the Trust recorded consolidated gains (net of losses) on the foreclosure or sale of investments of $1,580,000, as compared to a consolidated loss (net of gains) of $184,000 in 1995. In 1996, the amount is comprised of several gains and losses recorded upon the foreclosure or sale of properties and mortgage notes, and the recognition of a portion of a gain deferred from the sale of a property in a previous period. In July 1996, Peregrine's partnership interest in Placer Ranch Partners was sold for $2,739,000, resulting in a gain of $129,000. In September 1996, Peregrine foreclosed upon a mortgage note collateralized by three separate properties located in Corona, California. The properties were recorded at their estimated fair market value at the date of foreclosure which resulted in a gain of $448,000. CalREIT sold the Redfield Commerce Center in March 1996, for $1,118,000, resulting in a gain of $299,000. During the second quarter of 1996, CalREIT sold a mortgage note collateralized by a first deed of trust on an office building/commercial building in Phoenix, Arizona, for $6,735,000, resulting in a gain of $430,000, and sold a mortgage note collateralized by a second deed of trust on a commercial building in Pacheco, California, for $592,000, resulting in a gain of $30,000. In the third quarter of 1996, CalREIT sold two additional mortgage notes, one collateralized by a first deed of trust on an office building in Scottsdale, Arizona, for $753,000, and one collateralized by a second deed of trust on an office/industrial building in Sunnyvale, California, for $2,000,000, resulting in gains of $115,000 and $357,000, respectively. The Sierra Oaks Shopping Center was sold by Peregrine in April 1996, for $6,000,000, and resulted in a loss of $63,000. In August 1996, the Timberlake Medical Building was sold for $550,000, and resulted in a loss of $38,000. The Park Terrace Inn was sold in October 1996, for $2,550,000, and resulted in a loss of $18,000. CalREIT's Bekins Storage Facility was sold in May 1996, for $3,125,000, resulting in a loss of $164,000. During 1996, Peregrine recognized $55,000 in gains, which had been deferred in connection with the sale of a property in a previous period. No gains or losses were recorded upon Peregrine's transfer of the vacant land parcels to the bondholders or upon the foreclosure of CalREIT's Casa Grande Motor Inn, as the value of the respective properties was equal to the value of corresponding debt. In addition, no gain or loss was recorded upon the early payoff of Peregrine's mortgage note in the face value of $2,240,000, as the book value of the note was equal to the face value of the note, which was paid in full.

Valuation Losses

In 1996, the Trust reported total consolidated valuation losses of $4,278,000, attributable to continued impairments in the value of its assets resulting from current physical conditions of the assets and changed market conditions. A valuation loss of $1,390,000 was recorded during the first quarter to reduce Peregrine's partnership investment in Placer Ranch Partners to its estimated fair value. In addition, a valuation loss of $295,000 was recorded in March 1996, against the Timberlake Medical Building in order to reduce to its book value to estimated fair value. During the fourth quarter, Peregrine recorded valuation losses of $427,000 and $423,000, against Regency Plaza Shopping Center and the Hurley Ethan Office Park I, respectively. During 1996, CalREIT recorded valuation losses of $994,000 and $749,000, against Fulton Square Shopping Center and Totem Square Shopping Center, respectively.

If adverse economic conditions continue to impact Peregrine's property operations, particularly in the Sacramento market area, or if the hotel properties do not complete their refurbishing programs, more valuation losses are anticipated.

Extraordinary Item, Forgiveness of Debt

Peregrine benefited from a forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings of $187,000 and $598,000, in 1996 and 1995, respectively.

Dividends

Peregrine made no cash distributions during 1996 or 1995. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

Significant Changes in the Economic Environment

Changing interest rates are not expected to have a significant effect on Peregrine's operations in 1997, as most of Peregrine's debt obligations are at fixed interest rates. The effect of inflation on Peregrine's operations and properties is varied. In recent years, rental rates and real estate values have decreased which has had a material impact on both revenues and asset values; however, during 1996 and into 1997, both rental rates and real estate values have increased; therefore, the effect of inflation is not expected to have a significant effect on Peregrine's operations in 1997.

Item 8. Financial Statements and Supplementary Data

Index                                                                                                          Page
-----                                                                                                          ----
Consolidated Financial Statements

         Report of Independent Accountants                                                                    26-27

         Consolidated Balance Sheets                                                                             28

         Consolidated Statements of Operations                                                                29-30

         Consolidated Statements of Changes in
          Redeemable Convertible Preferred Stock and
          Shareholders' Equity (Deficit) Accounts Attributable
          to Common Shares of Beneficial Interest                                                             31-33

         Consolidated Statements of Cash Flows                                                                   34

         Notes to Consolidated Financial Statements                                                           35-67

Schedule III - Real Estate and Accumulated Depreciation                                                       81-85

Schedule IV - Mortgage Loans on Real Estate                                                                   86-87

COOPERS AND LYBRAND LETTERHEAD


                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Trustees
The Peregrine Real Estate Trust


We have audited the consolidated balance sheets of The Peregrine Real Estate Trust (Peregrine) and Subsidiary (Trust) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and shareholders' equity (deficit) accounts attributable to common shares of beneficial interest and cash flows for the years ended December 31, 1996 and 1995, and the period from October 7, 1994 to December 31, 1994 (the Transition Period), and the consolidated statement of changes in redeemable convertible preferred stock and shareholders' equity (deficit) accounts attributable to common shares of beneficial interest for the period from October 1, 1994 to October 7, 1994. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

As discussed in Note 1, the Peregrine's plan of reorganization was confirmed on August 8, 1994, and became effective on October 7, 1994. As described in Note 21, Peregrine implemented fresh start accounting as required by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as of October 7, 1994. The implementation of fresh start accounting as a result of the Peregrine's emergence from Chapter 11 materially changed the amounts reported in the consolidated financial statements of the Trust as of and for the periods ended October 7, 1994 and prior. As a result of the reorganization and the implementation of fresh start accounting, assets and liabilities have been recorded at fair values and certain obligations related to the claims of creditors have been reduced or reclassified to reflect their actual settlement amounts as determined by the plan of reorganization.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peregrine Real Estate Trust and Subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995, the Transition Period, and the period from October 1, 1994 to October 7, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming Peregrine will continue as a going concern. As discussed in the last section of Note 13 to the consolidated financial statements, Peregrine has reported continuing losses from operations since emergence from bankruptcy, and must fund interest payable to the Senior Lender Group and certain required hotel improvements. Peregrine believes it will not maintain compliance in 1997 with the tangible net worth covenant arising under its Line of Credit Facility, which is near capacity at December 31, 1996, and matures in October 1997. Additionally, Peregrine has received notices of default under its license agreements related to two of its hotels, which if not cured may result in the loss of the Holiday Inn franchise licenses. Loss of the hotel licenses may lead to defaults under the Line of Credit and Senior Lender Note Agreements, and to substantial losses related to asset impairment and certain license termination costs. Peregrine is also a defendant in a case wherein the plaintiff alleges damages and other costs in excess of $900,000. These matters raise substantial doubt about Peregrine's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.


                                                  /s/ COOPERS & LYBRAND L.L.P.



Sacramento, California
March 19, 1997

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                                       1996             1995
                                                                                   -------------    -------------
                           ASSETS
Investments:
     Rental properties, net of accumulated depreciation of $1,986,000 and
         $6,001,000 at December 31, 1996 and 1995, respectively,
         and valuation allowance of $12,963,000 at December 31, 1995               $  77,412,000    $  94,500,000
     Partnership interests                                                                  --          4,000,000
     Notes receivable, net of deferred gains of $319,000 and $1,237,000 at December 31, 1996, and 1995, respectively, and
         valuation allowance of $8,229,000 at December 31, 1995                        2,296,000       14,627,000
     Marketable securities available-for-sale                                         14,115,000             --
                                                                                   -------------    -------------
                                                                                      93,823,000      113,127,000
Cash                                                                                   5,972,000        5,079,000
Restricted cash                                                                          986,000          185,000
Rents, accrued interest, and other receivables, net of allowance of $1,153,000
     and $1,040,000 at December 31, 1996 and 1995, respectively                        1,706,000        1,354,000
Other assets, net of valuation allowance of $310,000 at December 31, 1995              2,239,000        2,048,000
                                                                                   -------------    -------------
         Total assets                                                              $ 104,726,000    $ 121,793,000
                                                                                   =============    =============
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
     Long-term notes payable, collateralized by deeds of trust on
         rental properties                                                         $  32,263,000    $  42,703,000
     Senior Lender Group Notes Payable                                                44,467,000       43,441,000
     Line of credit                                                                    8,583,000        5,526,000
     Accounts payable and accrued liabilities                                          3,446,000        6,126,000
     Other liabilities                                                                   343,000          547,000
                                                                                   -------------    -------------
         Total Liabilities                                                            89,102,000       98,343,000
                                                                                   -------------    -------------
Commitments and contingencies (Note 13 to consolidated financial statements.)
Minority interest                                                                      5,759,000        5,858,000
                                                                                   -------------    -------------
Redeemable Convertible Preferred Stock: 25,000,000 shares authorized; 14,073,000 and 12,728,000 shares issued and outstanding at December 31, 1996 and 1995, respectively; net of unaccreted discount of $1,881,000 and $2,063,000 at
     December 31, 1996 and 1995, respectively; liquidation preference of
     $28,146,000 and $25,457,000 at December 31, 1996 and 1995, respectively          26,265,000       23,394,000
                                                                                   -------------    -------------
Common Shares of Beneficial Interest:  50,000,000 shares authorized; 4,881,000
     shares outstanding at December 31, 1996 and 1995                                 13,356,000       13,356,000
Unrealized holding losses on marketable securities available-for-sale                    (22,000)            --
Accumulated deficit                                                                  (29,734,000)     (19,158,000)
                                                                                   -------------    -------------
         Total liabilities and shareholders' equity (deficit)                      $ 104,726,000    $ 121,793,000
                                                                                   =============    =============


          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended     Year Ended
                                                December 31     December 31,    Transition
                                                    1996            1995           Period
                                                    ----            ----           ------
Revenues:
   Hotel                                         $ 12,652,000    $ 12,816,000    $ 3,226,000
   Rent                                            11,495,000      12,495,000      3,230,000
   Interest                                         1,435,000       1,766,000        338,000
                                                 ------------    ------------    -----------
                                                   25,582,000      27,077,000      6,794,000
                                                 ------------    ------------    -----------
Expenses:
   Hotel operating expenses                        10,424,000      10,964,000      2,728,000
   Commercial property operating expenses           3,874,000       4,286,000      1,572,000
   Commercial and hotel property management           835,000         634,000         92,000
   Depreciation and amortization                    2,931,000       3,763,000        831,000
   Interest                                         8,177,000       8,524,000      1,897,000
   General and administrative                       5,088,000       4,194,000        916,000
                                                 ------------    ------------    -----------
                                                   31,329,000      32,365,000      8,036,000
                                                 ------------    ------------    -----------
      (Loss) before reorganization
        items, gain (loss) on foreclosure
        or sale of investments, valuation
        losses, extraordinary item and
        minority interest                          (5,747,000)     (5,288,000)    (1,242,000)

Reorganization items                                  454,000      (1,000,000)          --
                                                 ------------    ------------    -----------
      (Loss) before gain (loss) on foreclosure
        or sale of investments, valuation
        losses, extraordinary item and
        minority interest                          (5,293,000)     (6,288,000)    (1,242,000)

Gain (loss) on foreclosure or sale of
   investments, net                                 1,580,000        (184,000)        12,000
                                                 ------------    ------------    -----------
      (Loss) before valuation losses,
        extraordinary item and minority
        interest                                   (3,713,000)     (6,472,000)    (1,230,000)

Valuation losses                                   (4,278,000)     (9,526,000)      (119,000)
                                                 ------------    ------------    -----------
      (Loss) before extraordinary item
        and minority interest                      (7,991,000)    (15,998,000)    (1,349,000)

Extraordinary item, forgiveness of debt               187,000         598,000           --
                                                 ------------    ------------    -----------
      (Loss) before minority interest              (7,804,000)    (15,400,000)    (1,349,000)

Minority interest                                      99,000         667,000         11,000
                                                 ------------    ------------    -----------
  Net loss                                       $ (7,705,000)   $(14,733,000)   $(1,338,000)
                                                 ============    ============    ===========


          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                      STATEMENTS OF OPERATIONS (Continued)

                                   ----------

Loss per Common Share of Beneficial Interest:

                                                       Year Ended     Year Ended
                                                       December 31,   December 31,   Transition
                                                           1996           1995          Period
                                                           ----           ----          ------
Net loss                                              $ (7,705,000)   $(14,733,000)   $(1,338,000)

Preferred Stock dividends, net of discount              (2,516,000)     (2,242,000)      (488,000)

Accretion of discount on Preferred Stock                  (355,000)       (289,000)       (68,000)
                                                      ------------    ------------    -----------
Net loss attributable to Common Shares of
Beneficial Interest                                   $(10,576,000)   $(17,264,000)   $(1,894,000)
                                                      =============   =============   ============
Loss per Common Share of Beneficial Interest
  before extraordinary item                           $      (2.21)   $      (3.66)   $     (0.39)

Extraordinary item per Common Share of Beneficial
  Interest                                                    0.04            0.12           --
                                                      ------------    ------------    -----------
Net loss per share attributable to Common Shares of
  Beneficial Interest                                 $      (2.17)   $      (3.54)   $     (0.39)
                                                      =============   =============   ============
Weighted average number of Common Shares of
  Beneficial Interest outstanding                        4,881,000       4,883,000      4,884,000


          See accompanying notes to consolidated financial statements.

                                           THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                   SHAREHOLDERS' EQUITY (DEFICIT) ACCOUNTS ATTRIBUTABLE TO COMMON SHARES OF BENEFICIAL INTEREST
                                           PERIOD FROM OCTOBER 1, 1994 TO OCTOBER 7, 1994

                                                             ----------






                                           Redeemable Convertible    Shareholders' Equity (Deficit) Attributable to
                                              Preferred Stock            Common Shares of Beneficial Interest
                                      ----------------------------   ------------------------------------------------
                                                                     Shares of Beneficial Interest
                                                                           Pre-Reorganization
                                         Number         Amount         Number              Amount
                                      -------------  -------------   -------------        -----------

Balance at October 1, 1994*                     -     $      -         25,093,000         $ 25,093,000

Exchange of Pre-Reorganization
  Common Shares of Beneficial
  Interest for Post-Reorganization
  Common Shares of Beneficial
  Interest                                      -            -        (25,093,000)         (25,093,000)

Issuance of Redeemable Convertible
  Preferred Stock                         11,250,000    22,500,000          -                    -

Discount on Redeemable Convertible
  Preferred Stock                               -       (2,193,000)         -                    -

Issuance of Post-Reorganization
  Common Shares of Beneficial
  Interest                                      -            -              -                    -

Net income for the Period
  October 1 through
  October 6, 1994                               -            -              -                    -

Fresh start adjustments                         -            -              -                    -
                                      ----------------------------   ----------------------------------
Balance at October 7, 1994                11,250,000  $ 20,307,000          -             $      -
                                      ----------------------------   ----------------------------------


                                        Shareholders' Equity (Deficit) Attributable to Common Shares of Beneficial Interest
                                     -----------------------------------------------------------------------------------------
                                                                                    Unrealized
                                                                                     Holding
                                                                                     Losses on
                                                                                    Marketable   Accumulated      Accumulated
                                      Shares of Beneficial Interest   Additional    Securities     Deficit          Deficit
                                          Post-Reorganization           Paid-In     Available-       Pre-            Post-
                                         Number          Amount         Capital      For-Sale    Reorganization  Reorganization
                                      --------------  -------------  -------------- ----------- ---------------- ---------------

Balance at October 1, 1994*                    -       $    -          $219,848,000    $   -      $(258,140,000)       $  -

Exchange of Pre-Reorganization
  Common Shares of Beneficial
  Interest for Post-Reorganization
  Common Shares of Beneficial
  Interest                               2,334,000      6,376,000        18,479,000          -           -                -

Issuance of Redeemable Convertible
  Preferred Stock                              -             -                  -            -           -                -

Discount on Redeemable Convertible
  Preferred Stock                              -             -                  -            -           -                -

Issuance of Post-Reorganization
  Common Shares of Beneficial
  Interest                               2,550,000      6,963,000               -            -           -                -

Net income for the Period
  October 1 through                            -             -                  -            -       19,813,000           -
  October 6, 1994

Fresh start adjustments                        -             -          (238,327,000)        -      238,327,000           -
                                         -----------------------------------------------------------------------------------------
Balance at October 7, 1994               4,884,000    $13,339,000      $        -       $    -       $        -        $  -
                                         -----------------------------------------------------------------------------------------



*Commonwealth Equity Trust (Debtor-In-Possession)

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
              SHAREHOLDERS' EQUITY (DEFICIT) ACCOUNTS ATTRIBUTABLE
                    TO COMMON SHARES OF BENEFICIAL INTEREST
                PERIOD FROM OCTOBER 7, 1994 TO DECEMBER 31, 1995

                                   ----------



                                            Redeemable Convertible         Shareholders' Equity (Deficit) Attributable
                                                 Preferred Stock             to Common Shares of Beneficial Interest
                                       ----------------------------------  --------------------------------------------
                                                                           Shares of Beneficial Interest
                                                                                Pre-Reorganization
                                         Number             Amount            Number         Amount
                                      --------------  -------------------  -------------- --------------

Balance at October 7, 1994             11,250,000         $20,307,000              -         $    -

Net loss for the Period October 7
  through December 31, 1994                   -                  -                 -              -

Issuance of dividend-in-kind on
  Redeemable Convertible Preferred
  Stock                                   266,000             532,000              -              -

Discount on Redeemable Convertible
  Preferred Stock dividend-in-kind            -               (44,000)             -              -

Accretion of discounts on Redeemable
  Convertible Preferred Stock                 -                68,000              -              -

                                      -----------------------------------  -----------------------------

Balance at December 31, 1994           11,516,000          20,863,000              -              -

Net loss                                      -                  -                 -              -

Adjustments related to the buyout of old
  CET shares and fractional rounding          -                  -                 -              -

Issuance of dividend-in-kind on
  Redeemable Convertible Preferred
    Stock                               1,212,000           2,425,000              -              -

Discount on Redeemable Convertible
  Preferred Stock dividend-in-kind            -              (183,000)             -              -

Accretion of discounts on Redeemable
  Convertible Preferred Stock                 -               289,000              -              -

                                      -----------------------------------  -----------------------------

Balance at December 31, 1995          12,728,000          $23,394,000              -         $    -
                                      -----------------------------------  -----------------------------



                                          Shareholders' Equity (Deficit) Attributable to Common Shares of Beneficial Interest
                                         --------------------------------------------------------------------------------------
                                                                                      Unrealized
                                                                                        Holding
                                                                                        Losses on
                                                                                       Marketable   Accmulated      Accumulated
                                         Shares of Beneficial Interest   Additional    Securities     Deficit          Deficit
                                             Post-Reorganization           Paid-In     Available-       Pre-            Post-
                                            Number          Amount         Capital      For-Sale    Reorganization  Reorganization
                                         ----------      -----------    -----------    ----------   --------------  --------------
Balance at October 7, 1994                4,884,000      $13,339,000        $  -         $   -         $   -       $        -

Net loss for the Period October 7
  through December 31, 1994                      -              -              -             -             -         (1,338,000)

Issuance of dividend-in-kind on
  Redeemable Convertible Preferred Stock         -              -              -             -             -           (532,000)

Discount on Redeemable Convertible
  Preferred Stock dividend-in-kind               -              -              -             -             -             44,000

Accretion of discounts on Redeemable
  Convertible Preferred Stock                    -              -              -             -             -            (68,000)

                                         -----------------------------------------------------------------------------------------

Balance at December 31, 1994              4,884,000       13,339,000           -             -             -         (1,894,000)

Net loss                                         -              -              -             -             -        (14,733,000)

Adjustments related to the buyout of old
  CET shares and fractional rounding         (3,000)          17,000           -             -             -                -

Issuance of dividend-in-kind on
  Redeemable Convertible Preferred Stock         -              -              -             -             -         (2,425,000)

Discount on Redeemable Convertible
  Preferred Stock dividend-in-kind               -              -              -             -             -            183,000

Accretion of discounts on Redeemable
  Convertible Preferred Stock                    -              -              -             -             -           (289,000)

                                         -----------------------------------------------------------------------------------------

Balance at December 31, 1995              4,881,000      $13,356,000        $  -         $   -         $   -       $(19,158,000)
                                         -----------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                       32

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
    SHAREHOLDERS' EQUITY (DEFICIT) ACCOUNTS ATTRIBUTABLE TO COMMON SHARES OF
     BENEFICIAL INTEREST PERIOD FROM DECEMBER 31, 1995 TO DECEMBER 31, 1996

                                   ----------



                                            Redeemable Convertible             Shareholders' Equity (Deficit) Attributable
                                               Preferred Stock                  to Common Shares of Beneficial Interest
                                      ------------------------------------  -------------------------------------------------
                                                                            Shares of Beneficial Interest
                                                                                 Pre-Reorganization
                                          Number            Amount             Number          Amount
                                      --------------- --------------------  -------------- ---------------
Balance at December 31, 1995            12,728,000        $23,394,000               -          $   -

Net loss                                      -                   -                 -              -

Issuance of dividend-in-kind on
  Redeemable Convertible Preferred
    Stock                                1,345,000          2,690,000               -              -

Discount on Redeemable Convertible
  Preferred Stock dividend-in-kind            -              (174,000)              -              -

Accretion of discounts on Redeemable
  Convertible Preferred Stock                 -               355,000               -              -

Unrealized holding losses on marketable
  securities available-for-sale               -                   -                 -              -

                                      -------------------------------       ------------------------------

Balance at December 31, 1996            14,073,000        $26,265,000               -          $   -
                                      ===============================       ==============================


                                             Shareholders' Equity (Deficit) Attributable to Common Shares of Beneficial Interest
                                          ----------------------------------------------------------------------------------------
                                                                                        Unrealized
                                                                                          Holding
                                                                                          Losses on
                                                                                         Marketable   Accumulated      Accumulated
                                          Shares of Beneficial Interest   Additional    Securities     Deficit          Deficit
                                              Post-Reorganization           Paid-In     Available-       Pre-            Post-
                                             Number          Amount         Capital      For-Sale    Reorganization  Reorganization
                                          ----------      -----------    -----------    ----------   --------------  --------------
Balance at December 31, 1995               4,881,000      $13,356,000       $  -          $     -       $    -        $(19,158,000)

Net loss                                         -                -            -                -            -         (7,705,000)

Issuance of dividend-in-kind on
  Redeemable Convertible Preferred Stock         -                -            -                -            -         (2,690,000)

Discount on Redeemable Convertible
  Preferred Stock dividend-in-kind               -                -            -                -            -            174,000

Accretion of discounts on Redeemable
  Convertible Preferred Stock                    -                -            -                -            -           (355,000)

Unrealized holding losses on marketable
  securities available-for-sale                  -                -            -           (22,000)          -                -

                                           --------------------------------------------------------------------------------------

Balance at December 31, 1996               4,881,000      $13,356,000       $  -          $(22,000)     $    -        $(29,734,000)
                                           ======================================================================================

          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                   ----------


                                                                             Year Ended       Year Ended
                                                                           December 31,      December 31,         Transition
                                                                                   1996              1995             Period
                                                                           ------------       ------------       -----------
Cash flows from operating activities:
  Net loss                                                                 $ (7,705,000)      $(14,733,000)      $(1,338,000)
                                                                           ------------       ------------       -----------
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Interest and fees added to principal balance of debt                    3,881,000          4,258,000           928,000
      Depreciation and amortization                                           2,931,000          3,763,000           831,000
      (Gain) loss on foreclosure or sale of
        investments, net                                                     (1,580,000)           184,000           (12,000)
      Minority interest in net loss                                             (99,000)          (667,000)          (11,000)
      Extraordinary item, forgiveness of debt                                  (187,000)          (598,000)             --
      Valuation losses                                                        4,278,000          9,526,000           119,000
      Changes in other assets and liabilities:
      (Increase) decrease in rents, accrued interest,
        and other receivables                                                  (343,000)           (55,000)           58,000
      (Increase) decrease in other assets                                      (719,000)          (335,000)          640,000
      (Decrease) increase in accounts payable and
        accrued liabilities                                                  (2,178,000)          (641,000)       (5,497,000)
      (Decrease) increase in other liabilities                                 (190,000)           162,000          (285,000)
                                                                           ------------       ------------       -----------

        Total adjustments                                                     5,794,000         15,597,000        (3,229,000)
                                                                           ------------       ------------       -----------

        Net cash (used in) provided by
          operating activities                                               (1,911,000)           864,000        (4,567,000)
                                                                           ------------       ------------       -----------

Cash flows from investing activities:
  Proceeds from sale of investments                                          20,062,000             99,000              --
  Improvements to rental and hotel properties                                (2,513,000)        (2,353,000)         (181,000)
  Purchase of office equipment                                                  (15,000)              --                --
  Purchase of marketable securities                                         (15,849,000)              --                --
  Principal collections on notes receivable                                      54,000          2,030,000            86,000
  Principal collections on marketable securities                              1,712,000               --                --
  Increase in notes receivable                                                     --                 --            (175,000)
                                                                           ------------       ------------       -----------

        Net cash provided by (used in)
         investing activities                                                 3,451,000           (224,000)         (270,000)
                                                                           ------------       ------------       -----------

Cash flows from financing activities:
  Principal payments on long-term notes payable                                (166,000)          (430,000)          (72,000)
  Principal payments on Senior Lender Group
    Notes Payable                                                            (1,818,000)        (1,024,000)             --
  Borrowings on Line of Credit, net                                           2,138,000            395,000         4,410,000
  (Increase) decrease in restricted cash                                       (801,000)           132,000          (204,000)
                                                                           ------------       ------------       -----------

        Net cash (used in) provided by
          financing activities                                                 (647,000)          (927,000)        4,134,000
                                                                           ------------       ------------       -----------

        Net increase (decrease) in cash                                         893,000           (287,000)         (703,000)

Cash, beginning of period                                                     5,079,000          5,366,000         6,069,000
                                                                           ------------       ------------       -----------

Cash, end of period                                                        $  5,972,000       $  5,079,000       $ 5,366,000
                                                                           ============       ============       ===========


          See accompanying notes to consolidated financial statements.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings

                                  Organization

         The Peregrine Real Estate Trust ("Peregrine") was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973, and reorganized under a Restated Declaration of Trust dated October 7, 1994, which gave effect to the reorganization of Peregrine under Chapter 11 of the United States Bankruptcy Code. Commencing September 1, 1993, Peregrine became self-administered.

         At the end of 1996, Peregrine owned nineteen commercial properties located primarily in the Sacramento area, three hotel properties located in Northern California, one parcel of vacant land located in the Sacramento area, a partnership interest, three mortgage notes secured by real property, and a 76% stock ownership interest in the California Real Estate Investment Trust ("CalREIT"). At the end of 1996, CalREIT's assets included two commercial properties, three mortgage notes secured by real property, and a portfolio of diversified, unleveraged pools of U.S. Government Agency mortgage-backed securities. Subsequent to December 31, 1996, Peregrine's interest in CalREIT was sold for $20,222,000 in cash.

                              Change in Fiscal Year

         Effective December 31, 1994, Peregrine changed its fiscal year end from September 30 to December 31. Accordingly, after filing its Form 10-K for the year ended September 30, 1994, Peregrine filed a Transition Report for the three months ended December 31, 1994. The Transition Period, for the purposes of these financial statements, is the period from October 7, 1994, through December 31, 1994.

                           Principles of Consolidation

         For the year ended December 31, 1996 and 1995, and the Transition Period, the consolidated financial statements include the accounts of Peregrine and its majority-owned subsidiary, CalREIT, a real estate investment trust ("REIT") in which Peregrine owns a greater than 50% interest.

         Herein, Peregrine and its subsidiary CalREIT, on a consolidated basis, are referred to as the "Trust".


               Plan of Reorganization Under Chapter 11 Proceedings

         On August 2, 1993, Peregrine filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of Peregrine's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group for which Pacific Mutual Life Insurance Company acted as agent. CalREIT did not file for protection under Chapter 11.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

         Plan of Reorganization Under Chapter 11 Proceedings, continued

         On June 9, 1994, Peregrine, the lender group, including Prudential Insurance Company of America, Pacific Mutual Life Insurance Company, ORIX USA Corporation, and Trust Company of the West ("TCW"), for which Pacific Mutual Life Insurance Company acted as agent (collectively the "Senior Lender Group"), the Official Committee of Holders of Equity Interests (the "Equity Holders Committee"), and the Official Committee of Creditors Holding Unsecured Claims (the "Creditors Committee"), (collectively, the "Proponents") filed with the Court the Third Amended Plan of Reorganization which was subsequently modified by the First, Second, Third and Fourth Set of Plan Modifications, filed on July 13, 1994, July 20, 1994, July 29, 1994 and August 2, 1994, respectively. The Third Amended Plan of Reorganization as modified (the "Plan") was confirmed in all respects on August 8, 1994.

         The Effective Date of the Plan (the date on which Peregrine emerged from bankruptcy) was October 7, 1994. Peregrine is under the jurisdiction of the United States Bankruptcy Court until entry of a final decree which is expected to occur in 1997.

         The Plan provided for inter alia: (a) the restructuring of virtually all of the Peregrine's secured and unsecured debt; (b) the reduction in the number of Common Shares of Beneficial Interest held by current shareholders from approximately 25,100,000 ("old") shares to 2,334,000 ("new") shares (effectively a reverse stock split); and the issuance of 2,550,000 new Common Shares of Beneficial Interest, as well as a new class of Redeemable Convertible Preferred Stock, of the Trust to the Senior Lender Group. The authorized number of new Common Shares of Beneficial Interest is 50,000,000. From the Effective Date, the Senior Lender Group owns a majority of the new Common Shares of Beneficial Interest and all of the new Redeemable Convertible Preferred Stock. The Senior Lender Group also received Restructured Secured Notes in the aggregate original principal amount of $40,000,000.

       The Plan provides for the reservation of 150,000 new Common Shares of Beneficial Interest for options for Trustees who are neither employees nor management of Peregrine. Presently, 100,000 of these shares are reserved for the current independent Trustees.

       The Plan also provides that Peregrine, at the discretion of the Board of Trustees, may adopt a stock option plan under which management may be granted options exercisable into a maximum of five percent of the Common Shares of Beneficial Interest, on a fully diluted basis.

         The Plan also required that Peregrine obtain a $10,000,000 working capital line of credit (the "Line of Credit") to which the Senior Lender Group agreed to subordinate. The Line of Credit, which is collateralized by certain of Peregrine's real property, was obtained prior to the Effective Date.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

                               Senior Lender Group

         Peregrine's obligation of approximately $80,000,000 to the Senior Lender Group was satisfied in the Plan by the issuance to the Senior Lender Group of the following securities:

(a) Common Shares of Beneficial Interest equal to approximately 52% of the total outstanding Common Shares of Beneficial Interest.

(b) Redeemable Convertible Preferred Stock (the "Preferred Shares" or "Preferred Stock") in the original face amount of $22,500,000, which carries a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998, by means of additional shares of Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Preferred Stock automatically converts into Common Shares of Beneficial Interest pursuant to an established formula if any dividend payment is not made in full when due. If all dividends were paid in kind through October 1, 1998, no other Common Shares of Beneficial Interest were issued and the Preferred Stock were converted to Common Shares of Beneficial Interest on October 1, 1998, the Senior Lender Group would, on account of that conversion, acquire approximately 77% of the total Common Shares of Beneficial Interest outstanding after the conversion, bringing their total holdings to approximately 89% of the outstanding shares.

         The Preferred Stock is redeemable in cash (total redemption amount of $28,146,000 at December 31, 1996) on October 1, 2000, but in certain circumstances, including the sale of all or substantially all the assets of Peregrine, may be redeemed earlier.

         The Preferred Stock has been recorded at a discount to its face amount of $28,146,000, based on an imputed rate of return of 12%.

(c) Restructured Notes Payable in the amount of $40,000,000 which bear interest at 8.5% per annum and which are due on October 1, 2000. Interest was payable in kind through September 30, 1996, by means of Interest Deferral Notes issued quarterly. Since September 30, 1996, interest has been payable monthly in cash, with the first payment commencing November 1, 1996.

         The Interest Deferral Notes accrue interest at 8.5% per annum, from the date of issuance. Interest payments, both on principal and the interest accrued through September 30, 1996, and were payable monthly in cash since September 30, 1996, with the first payment commencing November 1, 1996.

         The Restructured Notes Payable and Interest Deferral Notes (collectively, the "Senior Lender Group Notes Payable" or "Senior Lender Group Notes") are collateralized generally by all interests of Peregrine in real and personal property and are subordinated only to certain liens which are specified in the Plan and are due October 1, 2000. The Senior Lender Group Notes contain certain covenants and restrictions and limit Peregrine's ability to incur additional indebtedness and provide for the mandatory prepayment of principal in the amount of 80% of the net proceeds from the sale of the collateral for the Senior Lender Group Notes and from

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued


                         Senior Lender Group, continued

other specified sources. In addition, there are covenants related to events or conditions which could have or result in a material adverse effect as defined in the applicable agreement.

                                 Line of Credit

         Pursuant to the Plan, a Line of Credit in the original maximum amount of $10,000,000 was arranged. The Line of Credit, collateralized by a first lien on certain of Peregrine's properties, is a revolving facility and bears interest at 2.25% over the prime rate defined in the Agreement (totaling 10.50% at December 31, 1996). The Line of Credit matures on October 7, 1997. In June 1996, upon the release of certain collateral, the Line of Credit was reduced from an original maximum amount of $10,000,000 to a new maximum amount of $8,600,000, in accordance with the terms of the Agreement. At December 31, 1996 and 1995, $8,583,000 and $5,526,000, respectively, were outstanding on the Line of Credit. The weighted average interest rate on the Line of Credit was approximately 10.52% and 11.08% during 1996 and 1995, respectively.

         The Line of Credit contains a financial covenant, among other terms customary to such facilities, which requires that Peregrine maintain a Tangible Net Worth, as defined in the Agreement, of at least $8,000,000, measured on a fiscal quarter-end basis. In addition, there are covenants for the Line of Credit related to material impairments of collateral, as defined, and involuntary bankruptcy.

         At December 31, 1996, Peregrine was in compliance with the Line of Credit's Tangible Net Worth Covenant; however, it is anticipated that during the first half of 1997 Peregrine will be unable to meet the financial covenant due to anticipated net losses and will require a waiver in relation to the covenant from the lender.

         Management plans to seek an extension of the maturity date on its Line of Credit with its current lender. However, if unable to do so, management will look for an alternative source from which to obtain a new operating line of credit. Any extension of the current Line of Credit or alternative source of funding will be subject to the approval of the Senior Lender Group; however, there can be no assurance that such approval, if requested, will be granted.

                             Fresh Start Accounting

         In accounting for the effects of the reorganization, Peregrine implemented Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Fresh start accounting as defined by SOP 90-7 was applicable because pre-reorganization shareholders received less than 50% of Peregrine's new Common Shares of Beneficial Interest and the reorganization value of the assets of the reorganized Peregrine was less than the total of all post-petition liabilities and allowed claims.

         Under the principles of fresh start accounting, all of Peregrine's assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of the reorganization, October 7, 1994.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

                        Fresh Start Accounting, continued

         As a result of the implementation of fresh start accounting, the consolidated statements of operations of the Trust after the consummation of the Plan are not comparable to the Trust's consolidated statements of operations for prior periods.

         The reorganization value of Peregrine's assets was primarily the estimated fair value of Peregrine's property and interest in CalREIT. The aggregate property value was reached through the use of an eleven year cash flow analysis discounted at rates generally ranging from 12% to 15% and assuming a ten year holding period. The discounted cash flow analysis also included an estimate of terminal value, which was determined using the discounted value of estimated net operating income of each of the respective properties beginning in the year following the holding period. This analysis relied on estimates of future property performance and the various market factors including the supply, demand and price of competing product. Estimates were also made as to property lease-up, required capital expenditures and similar matters.

         The interest in CalREIT was valued based on an income capitalization approach, without any control premium being attributed to Peregrine's majority ownership position in CalREIT. The income capitalization approach was also used to value the assets underlying the notes receivable to determine the value of each note.

                                Rental Properties

         At December 31, 1996 and 1995, the Trust's rental properties are recorded at reorganization value net of accumulated depreciation and impairment losses ("valuation losses") recognized since the Effective Date, unless they are CalREIT assets, in which case they are carried at cost, net of accumulated depreciation and impairment losses recognized. The valuation allowance for possible investment losses at December 31, 1996 and 1995, represents the excess of the carrying value of individual properties over their appraised or estimated fair value (less estimated selling costs if held for sale).

         In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (SFAS 121) was issued. SFAS 121 requires that an impairment be recognized to reduce the carrying amount of long-lived assets (including certain identifiable intangibles) to their estimated fair value whenever events or changes circumstances indicate that such carrying amount may not be recoverable. After an impairment is recognized, the reduced carrying amount of the asset is accounted for as it new cost. The Trust adopted the provisions of SFAS 121 on January 1, 1996. At that date, all previously recorded valuation losses and accumulated depreciation were combined with the cost of the asset; and the resulting amount is accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, direct capitalization, and market comparison analyses.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

                          Rental Properties, continued

        Impairment losses (valuation losses) are recorded after consideration of various external factors, particularly overbuilt real estate markets resulting in declining lease rates which adversely affect real estate. A gain or loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated. In the event economic conditions for real estate continue to decline, additional valuation losses may be recognized in the near term.

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

        Real estate acquired by cancellation of indebtedness or foreclosure is recorded at fair market value at the date of acquisition.

        No depreciation is taken on assets classified as "held-for-sale".

                              Partnership Interests

        Partnership investments of 20% to 50% are accounted for by the equity method. Under this method, the investments are recorded at initial cost and increased for partnership income and decreased for partnership losses and distributions.

                              Marketable Securities

         Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) requires that at the date of acquisition and at each reporting date, debt and equity securities be classified as "held-to-maturity", "trading", or "available-for-sale". Investments in debt securities in which the Trust has the positive intent and ability to hold to maturity are required to be classified as "held-to-maturity". "Held-to-maturity" securities are required to be stated at cost and adjusted for amortization of premiums and discounts to maturity in the consolidated balance sheet. Investments in debt and equity securities that are not classified as "held-to-maturity" and equity securities that have readily determinable fair values are to be classified as "trading" or "available-for-sale" and are measured at fair value in the consolidated balance sheet. Securities that are bought and held principally for the purpose of selling them in the near term are to be classified as "trading". Unrealized holding gains and losses for "trading" securities are included in earnings. Investments that are not classified as "held-to-maturity" or "trading" securities are classified as "available-for-sale". Unrealized holding gains and losses for "available-for-sale" securities are excluded from earnings and reported as a separate component of consolidated shareholders' equity until realized.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

                        Marketable Securities, continued

         The Trust complies with the provisions of SFAS 115, accordingly, the Trust determines the appropriate classification at the time of purchase and re-evaluates such designation at each balance sheet date.

         At December 31, 1996, the Trust's marketable securities (which are held by CalREIT) are classified as "available-for-sale" and are measured at fair value in the balance sheet. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of consolidated shareholders' equity (deficit) until realized.

                                  Other Assets

         The Trust amortizes leasing commissions on a straight-line basis over the lives of the leases to which they relate. Financing costs are amortized over the lives of the loans or other financial instruments to which they relate. Corporate furniture, fixtures, and equipment in excess of $500 are capitalized and depreciated on a straight-line basis over their estimated useful lives.

                                  Income Taxes

         In 1977, Peregrine elected to be and was taxed as a REIT through the year ended September 30, 1992. A REIT is not taxed on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its real estate investment trust taxable income is distributed and subject to certain other requirements.

         During the year ended September 30, 1993, Peregrine did not qualify to be taxed as a REIT. The termination of its REIT status is effective as of October 1, 1992. Peregrine may not be eligible to re-elect to be taxed as a REIT prior to its fifth taxable year ended after September 30, 1993.

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

                                      Cash

         The Trust invests its cash and restricted cash in demand deposits with banks with strong credit ratings. Bank balances in excess of federally insured amounts totaled $7,267,000 and $5,500,000 as of December 31, 1996 and 1995, respectively. The Trust has not experienced any losses on these deposits.

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

                                    Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            Stock-Based Compensation

         In 1995, Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) was issued. SFAS 123 requires either recognition or disclosure of a hypothetical charge for stock options. SFAS 123 also establishes fair value-based accounting and reporting standards for stock-based compensation plans. The statement defines a fair value-based method of accounting for employee stock options or similar equity instruments and allows parties to elect to continue to measure compensation costs using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", (APB Opinion 25). SFAS 123 requires, for those electing to remain with the APB Opinion 25 accounting method, pro forma disclosure of net income
(loss) as if the fair value-based method had been applied.

Peregrine has elected to continue to account for stock-based compensation under the provisions of APB Opinion 25 and adopt the disclosure-only provisions of SFAS 123. Accordingly, the compensation costs of stock options are measured using the intrinsic value-based method, whereby the excess, if any, of the fair value of Peregrine's stock at the date of the grant over the amount an employee must pay to acquire the stock represents compensation cost. Had compensation costs for Peregrine's stock-based compensation been determined using fair value of the options at the grant date, as prescribed by SFAS 123, Peregrine's net loss would be unchanged for the years ending December 31, 1996 and 1995, and the Transition Period as the fair value of Peregrine's stock options was below the option price.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

                               Net Loss Per Share

Net loss per Common Share of Beneficial Interest has been computed based on the weighted-average number of Common Shares of Beneficial Interest outstanding during the years ended December 31, 1996 and 1995, and the Transition Period, of 4,881,000, 4,883,000, and 4,884,000, respectively. For purposes of determining average number of shares outstanding and net loss per Common Share of Beneficial Interest for the Transition Period, October 1, 1994, is treated as the Effective Date. Common Shares of Beneficial Interest equivalents are anti-dilutive for the year ended December 31, 1996 and 1995, and the Transition Period, and are not considered in calculating net loss per Common Share of Beneficial Interest.

         In February 1997, Statement of Financial Accounting Standard No. 128, "Earnings Per Share", (SFAS 128) was issued. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS 128 is designed to improve the EPS information presented in the consolidated financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. This statement is effective for consolidated financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The adoption of SFAS 128 is not expected to have a material impact on the financial statements of Peregrine.

                                Reclassifications

         Certain reclassifications have been made in the presentation of the December 31, 1995, and Transition Period consolidated financial statements to conform to the 1996 presentation.


2.       Pro Forma Financial Statements

         As further discussed in Note 23 to consolidated financial statements, on January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT for $20,222,000, or approximately $2.91 per share of CalREIT previously held by Peregrine to a third party, CalREIT Investors Limited Partnership, which resulted in the recognition of a gain of $1,012,000 during the first quarter of 1997. The following Pro-Forma Financial Statements reflect adjustments to the historical consolidated financial statements for the period ending December 31, 1996, to reflect Peregrine's sale of its 76% stock ownership interest in CalREIT as if it had been consummated on January 1, 1996, and are presented in order to illustrate the possible scope of the change in historical financial position and results of operations caused by the transaction:

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

2.       Pro Forma Financial Statements, continued


                         THE PEREGRINE REAL ESTATE TRUST
                             PRO-FORMA BALANCE SHEET
                                December 31, 1996

                                                                         Consolidated         Pro-Forma
                                                                           Historical       Adjustments           Pro-Forma
                                                                        -------------     -------------       --------------
                  ASSETS
Investments:
     Rental properties, net of accumulated depreciation                 $  77,412,000     $  (8,585,000) (a)  $  68,827,000
     Notes receivable, net of deferred gains                                2,296,000        (1,576,000) (a)        720,000
     Marketable securities available-for-sale                              14,115,000       (14,115,000) (a)             --
     Investment in CalREIT                                                         --        19,049,000  (a)             --
                                                                                            (19,049,000) (b)
                                                                        -------------     -------------       -------------

                                                                           93,823,000       (24,276,000)         69,547,000

Cash                                                                        5,972,000        (4,698,000) (a)      6,105,000
                                                                                              4,591,000  (b)
                                                                                                240,000  (c)
Restricted cash                                                               986,000                --             986,000
Rents, accrued interest, and other receivables, net of allowance            1,706,000          (707,000) (a)      1,030,000
                                                                                                 31,000  (a)
Other assets                                                                2,239,000          (355,000) (a)      1,424,000
                                                                                               (460,000) (b)
                                                                        -------------     -------------       -------------

         Total assets                                                   $ 104,726,000     $ (25,634,000)      $  79,092,000
                                                                        =============     =============       =============

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
     Long-term notes payable, collateralized by deeds of trust on
         rental properties                                              $  32,263,000      $ (5,169,000) (a)  $  27,094,000
     Senior Lender Group Notes Payable                                     44,467,000       (15,631,000) (b)     27,803,000
                                                                                             (1,033,000) (c)
     Line of credit                                                         8,583,000                --           8,583,000
     Accounts payable and accrued liabilities                               3,446,000          (295,000) (a)      3,029,000
                                                                                               (122,000) (c)
     Other liabilities                                                        343,000           (70,000) (a)        273,000
                                                                        -------------     -------------       -------------

         Total liabilities                                                 89,102,000       (22,320,000)         66,782,000

Commitments and contingencies (Note 13 to consolidated financial statements.)

Minority interest                                                           5,759,000        (5,759,000) (a)            --
                                                                        -------------     -------------       -------------

Redeemable Convertible Preferred Stock, net of unaccreted
  discounts                                                                26,265,000                --          26,265,000
                                                                        -------------     -------------       -------------

Common Shares of Beneficial Interest                                       13,356,000                --          13,356,000
Unrealized holding losses on marketable securities                            (22,000)           22,000  (a)             --
Accumulated deficit                                                       (29,734,000)          315,000  (a)    (27,311,000)
                                                                                                713,000  (b)
                                                                                              1,395,000  (c)
                                                                        -------------     -------------       -------------

         Total liabilities and shareholders' equity (deficit)           $ 104,726,000     $ (25,634,000)      $  79,092,000
                                                                        =============     =============       =============

                         THE PEREGRINE REAL ESTATE TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

2.       Pro Forma Financial Statements, continued

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                        PRO-FORMA STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1996

                                                   Consolidated
                                                     Historical                                  Pro-Forma
                                                           1996         Adjustments                   1996
                                                  -------------         -----------          -------------
Revenues:
   Hotel                                          $  12,652,000         $       --           $  12,652,000
   Rent                                              11,495,000          (2,019,000) (a)         9,476,000
   Interest                                           1,435,000          (1,136,000) (a)           299,000
                                                  -------------       -------------          -------------

                                                     25,582,000          (3,155,000)            22,427,000
                                                  -------------       -------------          -------------

Expenses:
   Hotel operating expenses                          10,424,000                  --             10,424,000
   Commercial property operating expenses             3,874,000            (685,000) (a)         3,189,000
   Commercial and hotel property management             835,000             (96,000) (a)           739,000
   Depreciation and amortization                      2,931,000             (64,000) (a)         2,867,000
   Interest                                           8,177,000            (547,000) (a)         6,235,000
                                                                         (1,395,000) (c)
   General and administrative                         5,088,000          (1,503,000) (a)         3,585,000
                                                  -------------       -------------          -------------

                                                     31,329,000          (4,290,000)            27,039,000
                                                  -------------       -------------          -------------

     (Loss) before reorganization item, gain
       (loss) on foreclosure or sale of
       investments, valuation losses and
       minority interest                             (5,747,000)          1,135,000             (4,612,000)

   Reorganization item                                  454,000                  --                454,000
                                                  -------------       -------------          -------------

     (Loss) before gain (loss) on foreclosure or
       sale of investments, valuation losses,
       and minority interest                         (5,293,000)          1,135,000             (4,158,000)

   Gain (loss) on foreclosure of sale of
       investments                                    1,580,000          (1,068,000) (a)           512,000
                                                  -------------       -------------          -------------

     (Loss) before valuation losses and minority
      interest                                       (3,713,000)             67,000             (3,646,000)

   Valuation losses                                  (4,278,000)          1,743,000  (a)        (2,535,000)
                                                  -------------       -------------          -------------

     (Loss) before minority interest                 (7,991,000)          1,810,000             (6,181,000)

Minority interest                                        99,000             (99,000) (a)                --
                                                  -------------       -------------          -------------

   Loss from continuing operations                $  (7,892,000)      $   1,711,000          $  (6,181,000)
                                                  =============       =============          =============

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

2.      Pro Forma Financial Statements, continued

                         THE PEREGRINE REAL ESTATE TRUST
                  PRO-FORMA STATEMENT OF OPERATIONS (Continued)
                      For the Year Ended December 31, 1996

                                                       Consolidated
                                                         Historical                        Pro-Forma
                                                               1996     Adjustments             1996
                                                      -------------     -----------      -----------
 Loss from continuing operations                      $ (7,892,000)      $1,711,000      $(6,181,000)

 Preferred Stock dividends, net of discount             (2,516,000)            --         (2,516,000)

 Accretion of discount on Preferred Stock                 (355,000)            --           (355,000)
                                                      ------------       ----------      -----------

 Loss from continuing operations attributable to
   Common Shares of Beneficial Interest               $(10,763,000)      $1,711,000      $(9,052,000)
                                                      ============       ==========      ===========

 Loss from continuing operations per Common
   Share of Beneficial Interest                       $      (2.21)      $     0.35      $     (1.86)
                                                      ============       ==========      ===========

 Weighted average number of Common Shares
   of Beneficial Interest outstanding                    4,881,000        4,881,000        4,881,000


         (a) Adjustment to eliminate the net assets, income and expenses of CalREIT, eliminate the minority interest investment in CalREIT, to record Peregrine's equity investment in CalREIT, and to record the amount receivable from CalREIT.

         (b) Adjustment to record the sale of the equity investment in CalREIT.

         (c) Adjustment to record the interest savings on the Senior Lender Group Notes Payable resulting from the reduction of debt with the application of 80% of the net proceeds from the sale of CalREIT, as required by the Note Agreement.

         The excess of the total proceeds of $20,222,000, over the related transaction costs of $460,000 and Peregrine's Pro-Forma investment in CalREIT at January 1, 1996, of $19,049,000, totaling $713,000, has not been reflected in the Pro-Forma Statement of Operations.


3.       Related-Party Transactions

         Peregrine and CalREIT are both self-administered. However, they share certain costs, including personnel costs, for which CalREIT reimburses Peregrine pursuant to a cost allocation agreement based on respective asset values. During 1996 and 1995, reimbursable costs charged by Peregrine to CalREIT approximated $247,000 and $435,000, respectively. During the Transition Period, reimbursable costs charged by Peregrine to CalREIT approximated $300,000; $200,000 of which relates to the period prior to October 7, 1994.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

3.       Related-Party Transactions, continued

         Such reimbursements have been offset against the amount due to CalREIT and are eliminated in the consolidation. At December 31, 1996 and 1995, Peregrine had amounts due from CalREIT aggregating $31,000 and $45,000, respectively.

         In January 1997, following Peregrine's sale of its 76% stock ownership interest in CalREIT, the cost allocation agreement between Peregrine and CalREIT was terminated.

         As a result of the termination of Frank A. Morrow as Peregrine's Chief Executive Officer in January 1996, Peregrine utilized the services of certain of its independent Trustees in connection with its analysis of alternative operating strategies, asset dispositions, and day-to-day management activities. In connection with the consulting services performed, the following amounts were paid to such Trustees (or affiliated companies) during 1996, in addition to the quarterly fees and meeting fees paid to the Trustees ("Normal Trustee Fees"):

         The McMahan Group (John McMahan, Trustee)                           $69,000
         John F. Salmon, Trustee                                             $49,000
         The Presidio Group (Kenneth T. Seeger, Trustee)                     $41,000
         Snell&Co (Roger D. Snell, Trustee)                                  $10,000

         No amounts were paid to the Peregrine Trustees (or affiliated companies) during 1995 or the Transition Period other than Normal Trustee Fees.

         During 1996, CalREIT paid $140,000 in compensation to one of its independent Trustees, Elliot G. Steinberg, in connection with CalREIT's strategic growth activities, and accrued $180,000 in deferred compensation for 1996, to Frank A. Morrow, Chairman of the Board and Chief Executive Officer, which was paid in March 1997.

        No amounts were paid to the CalREIT Trustees during 1995 or the Transition Period other than Normal Trustee Fees.


4.       Restricted Cash

         At December 31, 1996, cash of $986,000 was restricted. Such funds which represent the balance of the net proceeds from the sale of certain assets of Peregrine, are being held in an escrow account for the benefit of the Senior Lender Group. At December 31, 1995, cash of $185,000 was restricted pending final settlement of property taxes owed to the county relating to the sale of the Woodland Medical Office Building in Milpitas, California. During 1996, 80% of this amount was distributed to the Senior Lender Group in accordance with the agreement, upon resolution of the property tax issue.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

5.       Rental Properties

         At December 31, 1996 and 1995, the Trust's consolidated rental property portfolio at reorganization value or adjusted cost included retail shopping centers, $35,053,000 and $47,947,000, respectively; office buildings, $16,235,000 and $18,053,000, respectively; industrial buildings, $8,101,000 and $13,727,000, respectively; mini-storage facilities, $2,808,000 and $2,888,000, respectively; land, $30,000 and $182,000, respectively; and hotels, $17,171,000 and $30,667,000, respectively.

         Under fresh start accounting, all Peregrine rental properties were adjusted at the Effective Date to reorganization value which is different than tax basis.

         Peregrine's noncancellable operating leases at December 31, 1996, provide for minimum rental income during each of the next five years of $6,948,000, $6,182,000, $4,939,000, $4,087,000, and $2,599,000, respectively, and $4,401,000 thereafter. Certain of the leases increase periodically based on changes in the Consumer Price Index.

        Contingent rental income was $28,000, $27,000, and $8,000 during 1996, 1995, and the Transition Period, respectively.

         At December 31, 1996, 3900 Lennane Drive and CalREIT's two directly owned properties with total carrying values of $1,895,000 and $8,585,000, respectively, were classified as held for sale.


6.       Partnership Interests

         Peregrine is a partner in CR Properties, a general partnership, in which Peregrine owns a 50% interest. CR Properties is a limited partner in a partnership which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's consolidated financial statements for the year ended December 31, 1996 and 1995, and the Transition Period as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt.

         Investment in CR Properties general partnership, at the
              Peregrine's reorganization value                            $    --
                                                                          --------

        At the beginning of 1996, Peregrine was a partner in Placer Ranch Partners, a limited partnership in which Peregrine owned a 31% limited partnership interest. The Partnership owned an undeveloped parcel of land in the Stanford Ranch area of Rocklin, California. During the first quarter of 1996 the General Partner exercised a Put/Call Option. In accordance with the terms of the Agreement, the Put/Call Option required that Peregrine sell its interest to the General Partner or purchase the General Partners interest. In July 1996, after investigation and analysis, and due to Capital Constraints, Peregrine sold its 31% interest to the General Partner for $2,739,000, which resulted in the recognition of a $129,000 gain.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

7.       Notes Receivable

         In order to facilitate sales of real estate, the Trust has accepted partial payment in the form of notes receivable collateralized by deeds of trust. As of December 31, 1996 and 1995, the Trust had long-term notes receivable collateralized by deeds of trust in the face amounts of $8,778,000 and $24,093,000, respectively. Generally the notes are collateralized by real estate properties in California.

         The notes are to be repaid from the cash flow of the property or proceeds from the sale or refinancing of the property. At December 31, 1996, Peregrine had two notes totaling $660,000 which were delinquent, against which it had recorded an allowance of $275,000. Interest income recognized by Peregrine on these delinquent notes was $39,000, $43,000 and $11,000 and cash received on the notes was $58,000, $41,000 and $86,000 for the years ended December 31, 1996 and 1995, and the Transition Period, respectively. Contractually scheduled principal collections on Peregrine's note portfolio in the face amount of $1,075,00 over the next five years, excluding delinquent notes, are as follows:

             1997                    $     5,000
             1998                          6,000
             1999                          6,000
             2000                          7,000
             2001                          8,000
             Thereafter                  383,000
                                       ---------
                                       $ 415,000
                                       =========

         The Trust's notes bear interest at rates ranging from 7.63% to 11.50% as of December 31, 1996. For 1996, the overall effective rate was approximately 8.50%.

         At December 31, 1996, all notes receivable directly owned by CalREIT with a carrying value of $1,576,000, were classified as held for sale.


8.       Valuation Allowances

         Based on a review of its investments, the Trust has provided for valuation allowances as set forth below. Adverse economic factors, particularly over-built real estate markets resulting in declining lease renewal rates, were the primary causes of these valuation losses. If such adverse economic factors continue, additional valuation loss provisions may be required in the near term. In the event that Peregrine's License Agreements with Holiday Inn are terminated, additional valuation allowances against the hotels may be necessary in the near term.

         The Trust adopted the provisions of SFAS 121 on January 1, 1996. At that date, all previously recorded valuation losses (and accumulated depreciation) were combined with the cost of the asset; and the resulting amount is accounted for as its new cost.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

8.       Valuation Allowances, continued

         Analysis of changes in the allowance for possible losses on real estate investments, partnership interests, notes receivable, and rents, accrued interest and other receivables for the years ended December 31, 1996 and 1995, and the Transition Period follow.

         Under fresh start accounting, all separately stated valuation allowances as of the Effective Date were eliminated. Peregrine's assets and liabilities were restated to reflect their reorganization value which approximated fair value at the date of reorganization, October 7, 1994. Therefore, in the "Transition Period" column below, the beginning balances in each of the categories reflect the then cumulative valuation allowances on rental properties, the then cumulative valuation allowances and deferred gains on notes receivable and the then cumulative allowance for bad debt losses on rents and interest receivable for CalREIT only.

The detail is set forth below:

                                               Year Ended          Year Ended
                                             December 31,        December 31,      Transition
                                                     1996               1995           Period
                                             ------------        ------------     -----------
Rental Properties

Allowance for valuation losses on rental property investments:

   Beginning balance                          $ 12,963,000       $ 5,863,000      $ 71,257,000
   Fresh start adjustment                             --                --         (65,463,000)
                                              ------------       -----------      ------------
   Adjusted beginning balance                   12,963,000         5,863,000         5,794,000
   Provision for valuation losses                2,888,000         7,100,000            69,000
   SFAS 121 adjustments                        (15,851,000)             --                --
                                              ------------       -----------      ------------

   Ending balance                             $         --       $12,963,000      $  5,863,000
                                              ============       ===========      ============

Partnership Investments

Allowance for valuation losses on
  partnership investments:

   Beginning balance                            $      --        $       --       $ 17,429,000
   Fresh start adjustment                              --                --        (17,429,000)
                                              ------------       -----------      ------------
   Adjusted beginning balance                          --                --                --
   Provision for valuation losses                1,390,000               --                --
   SFAS 121 adjustments                         (1,390,000)              --                --
                                              ------------       -----------      ------------

   Ending balance                             $        --        $       --       $        --
                                              ============       ===========      ============

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

8.       Valuation Allowances, continued

                                                     Year Ended       Year Ended
                                                   December 31,      December 31,        Transition
                                                           1996              1995            Period
                                                    -----------       -----------       -----------
Notes Receivable

Allowance for valuation losses, unaccreted discounts and deferred gains on notes receivable:

   Beginning balance                                $ 9,466,000       $ 7,317,000       $ 7,773,000
   Fresh start adjustment                                  --                --            (579,000)
                                                    -----------       -----------       -----------
   Adjusted beginning balance                         9,466,000         7,317,000         7,194,000
   Provision for valuation losses                          --           2,426,000              --
   Deferral of gains                                       --                --             135,000
   Recognition of deferred gains                        (55,000)          (66,000)          (12,000)
   Amounts charged against
      allowance for losses                                 --            (211,000)             --
   SFAS 121 adjustments                              (9,092,000)             --                --
                                                    -----------       -----------       -----------

   Ending balance                                   $   319,000       $ 9,466,000       $ 7,317,000
                                                    ===========       ===========       ===========


Rents, Accrued Interest, and Other Receivables

Allowance for bad debt losses on rents,
  accrued interest, and other receivables:

   Beginning balance                                $ 1,040,000       $   285,000       $ 2,555,000
   Fresh start adjustment                                  --                --          (2,434,000)
                                                    -----------       -----------       -----------
   Adjusted beginning balance                         1,040,000           285,000           121,000
   Provision for losses                                 841,000         1,391,000           198,000
   Recoveries                                           (24,000)
   Amounts charged against
      allowance for losses                             (704,000)         (636,000)          (34,000)
                                                    -----------       -----------       -----------

   Ending balance                                   $ 1,153,000       $ 1,040,000       $   285,000
                                                    ===========       ===========       ===========



         In addition, the Trust has established an allowance for valuation losses on other assets in the amount of $0 at December 31, 1996 and $310,000 at December 31, 1995.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

9.       Investment in Marketable Securities

         At December 31, 1996, CalREIT had $14,115,000 invested in U.S. Government mortgage-backed securities classified as "available-for-sale".

         In accordance with SFAS 115, the Trust determines the appropriate classification at the time of purchase and re-evaluates such designation at each balance sheet date.

         At December 31, 1996, CalREIT's "available-for-sale" securities consisted of the following:

                                                                        (in thousands)
                                                                    Unrealized            Estimated
                                                        Cost     Gains       Losses       Fair Value
                                                        ----     -----       ------       ----------

Federal National Mortgage Association,
  adjustable rate interest currently at 7.783%,
  due April 1, 2024                                  $ 2,879     $  --       $    (34)      $ 2,845

Federal Home Loan Mortgage Corporation,
  adjustable rate interest currently at 7.625%,
  due June 1, 2024                                       967        --            (10)          957

Federal National Mortgage Association,
  adjustable rate interest currently at 7.292%,
  due April 1, 2025                                      732        --             (4)          728

Federal National Mortgage Association,
  adjustable rate interest currently at 6.144%,
  due May 1, 2026                                      3,260        --             (5)        3,255

Federal National Mortgage Association,
  adjustable rate interest currently at 6.116%,
  due June 1, 2026                                     6,299        31           --           6,330
                                                     -------      ----       --------       -------

                                                     $14,137      $ 31       $    (53)      $14,115
                                                     =======      ====       ========       =======

         The maturity dates above are not necessarily indicative of expected maturities as principal is often prepaid on such instruments.

         Interest income recognized during 1996 on CalREIT's marketable securities available-for-sale was $392,000.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

10.      Long-Term Notes Payable

        At December 31, 1996 and 1995, the Trust had long-term notes payable, other than the Senior Lender Group Notes Payable and the Line of Credit, most of which were collateralized by first deeds of trust on rental properties, with an aggregate net book value of $38,695,000 and $52,468,000, respectively. Pursuant to the Reorganization Plan, Peregrine's long-term notes payable collateralized by first deeds of trust, with a face value of $27,094,000 at December 31, 1996, are due in installments extending to the year 2008, with interest rates ranging from 8.50% to 10.00%. Contractually scheduled principal payments related to these long-term notes during each of the next five years, are $338,000, $369,000, $405,000, $445,000, $488,000, respectively, and $25,049,000 thereafter. Peregrine's Senior Lender Group Notes Payable totaling $44,467,000 at December 31, 1996, (reduced to $28,889,000 on January 3, 1997, upon the application of the proceeds from the sale of CalREIT), are due October 1, 2000.

         During 1996, Peregrine's office building at 3900 Lennane Drive, Sacramento, California continued to be vacant despite efforts to lease the property. In addition, management continued its efforts to either sell the property or restructure debt due to the negative cash flow resulting from the required debt service payments (including tax impounds) of approximately $25,000 per month. All efforts to lease or sell the property or restructure the debt to a manageable level failed. In February 1997, after consent from both the Senior Lender Group and Foothill Capital Corporation (the lender on the Line of Credit), Peregrine ceased debt service payments. In March 1997, Peregrine was notified that the lender has initiated foreclosure proceedings against the note. The unpaid balance of the note at the time of default was approximately $2,493,000, of which approximately $2,380,000 is subject to recourse.

         Under the Plan of Reorganization, the principal amount of Peregrine's long-term notes payable collateralized by first deeds of trust remained undiminished, and in some cases increased by accrued interest and professional fees. Moreover, the terms of the notes were altered, in some cases materially, as to interest rates, due dates and periodic payments.


11.      Distributions

         No cash distributions were made to holders of Common Shares of Beneficial Interest for the years ended December 31, 1996 and 1995, and the Transition Period.

         Under the terms of the agreement with respect to the Senior Lender Group Notes Payable, Peregrine is substantially restricted from and does not anticipate making any distributions to shareholders in the foreseeable future.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


12.      Statements of Cash Flows Supplemental Information

         In connection with the sale or foreclosure of investments, Peregrine entered into various non-cash transactions as follows:

                                                    Year Ended           Year Ended
                                                  December 31,         December 31,          Transition
                                                          1996                 1995              Period
                                                  ------------         ------------          ----------
Sales price less selling costs                     $27,655,000         $  5,174,000         $ 3,098,000
Notes receivable                                       (20,000)          (2,240,000)         (1,144,000)
Notes payable assumed by buyer
  or paid through escrow                            (7,304,000)          (2,380,000)                 --
Other liabilities assumed by buyer
  or applied to the sale price                        (187,000)            (455,000)         (1,954,000)
Liabilities incurred in connection with
  foreclosure of mortgage notes                        (82,000)                  --                  --
                                                   -----------         ------------         -----------

Net cash received                                  $20,062,000         $     99,000         $        --
                                                   -----------         ------------         -----------
Carrying value of property and
  notes receivable sold                            $23,754,000         $  5,150,000         $ 3,023,000
                                                   -----------         ------------         -----------
Carrying value of other assets
  written off at the time of the sale              $    66,000         $    138,000         $    18,000
                                                   -----------         ------------         -----------
Other liabilities incurred in connection
  with foreclosure of mortgage notes               $    22,000         $         --         $       --
                                                   -----------         ------------         -----------

         CalREIT's Casa Grande Motor Inn which was collateralized by notes payable of $3,089,000 was foreclosed upon during the year ended 1996. The carrying value of the assets was equal to the carrying value of the debt; therefore, no gain or loss on foreclosure was recorded. One property which collateralized notes payable of $2,764,000 was foreclosed upon during the year ended December 31, 1995, causing a loss of $73,000.

         Three parcels of land located in Sacramento with a carrying value of $152,000 were returned to the bond holders in lieu of foreclosure during the year ended December 31, 1996. Sixteen parcels with a carrying value of $1,215,000 were returned to the bond holder in lieu of foreclosure during the year ended December 31, 1995. No gain or loss was recorded on these transactions, as the value of the land was equal to the value of the liabilities.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

12.      Statements of Cash Flows Supplemental Information, continued

         During the years ended December 31, 1996 and 1995, and the Transition Period, the outstanding balance on the Line of Credit was increased by $918,000, $662,000, and $59,000, respectively for interest and expenses incurred during the year.

         Additionally, on March 31, June 30, and September 30, 1996, Peregrine issued Interest Deferral Notes at 8.5% per annum in the principal amount of $933,000, $944,000, and $967,000, respectively, as payment in kind for the interest then due on the Senior Lender Group Notes Payable. On March 31, June 30, September 30, and December 31, 1996, Peregrine also issued Preferred Stock in the face amount of $643,000, $660,000, $684,000, and $703,000, respectively as payment in kind for the dividend then due on the outstanding Preferred Stock. In 1995, Interest Deferral Notes issued as payment in kind were in the principal amounts of $867,000, $885,000, $913,000, and $931,000, on March 31, June 30,
September 30, and December 31, respectively. Preferred Stock Dividends issued as payment in kind were in the face amount of $576,000, $597,000, $618,000, and $634,000, respectively, on March 31, June 30, September 30, and December 31, 1995. During the Transition Period ending December 31, 1994, Interest Deferral Notes in the principal amount of $869,000 were issued as interest payment in kind on the Senior Lender Group Notes and Preferred Stock in the face amount of $532,000 was issued as dividends in kind on the outstanding Preferred Stock.

         During 1996, the long-term first mortgage note on Peregrine's office building at 3900 Lennane Drive was increased by $119,000 of deferred interest.

         Interest paid for the years ended December 31, 1996 and 1995, and the Transition Period was $4,979,000, $4,472,000, and $2,206,000, respectively.


13.      Commitments and Contingencies

                              Unused Line of Credit

        At December 31, 1996, approximately $17,000 of the Line of Credit, the maximum amount of which is $8,600,000, was unused.

                                     Leases

         Peregrine is obligated under land leases to the year 2019. For each of the next five years the minimum annual payment under the leases is $35,000, and $651,000 thereafter. Total ground lease expense was $38,000, $35,000, and $9,000 during the years ended December 31, 1996 and 1995, and the Transition Period, respectively.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

13.      Commitments and Contingencies, continued

                                Leases, continued

         During 1995, CalREIT entered into a three year, non-cancelable operating lease for facilities in San Francisco, California. Rent expense under the operating lease was $40,000 in 1996 and $30,000 in 1995.


                                   Litigation

         At December 31, 1996, Peregrine and CalREIT were a party to a number of lawsuits. Most involved ordinary disputes common in the real property management business and amounts immaterial to the overall financial condition of Peregrine and CalREIT.

         The shareholder lawsuits and other material litigation to which Peregrine was a party to prior to and during the bankruptcy proceedings were resolved and settled in connection with the Plan of Reorganization; however, claims against Peregrine for the payment of approximately $279,000 in fees for professional services rendered during the bankruptcy proceedings remain pending.

         At December 31, 1996, Peregrine is a defendant in a case filed by MDC REIT Holdings, L.L.C. ("MDC") in California state court, on December 24, 1996. MDC alleges that Peregrine breached a certain stock purchase agreement pursuant to which Peregrine was to have sold to MDC certain shares of the Common Shares of Beneficial Interest of CalREIT that were owned by Peregrine. MDC is seeking damages it allegedly incurred in excess of $900,000, and recovery of its attorney fees, costs, and interest. Management believes, and has been advised by its counsel, that MDC's claims are without merit. Peregrine has answered the complaint, denying any breach of the stock purchase agreement and asserting numerous affirmative defenses to MDC's claims. The consolidated financial statements do not include an accrual for any losses related to the complaint.

               Financial Status of The Peregrine Real Estate Trust

The following matters raise substantial doubt about Peregrine's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      o Subsequent to its emergence from bankruptcy on October 7, 1994, Peregrine has incurred cumulative losses through December 31, 1996, of approximately $24,000,000, which includes valuation losses against investments of approximately $14,000,000.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

13.      Commitments and Contingencies, continued

         Financial Status of The Peregrine Real Estate Trust, continued

      o At December 31, 1996, Peregrine estimates that additional capital expenditures of approximately $1,800,000 will be required during 1997 to complete the refurbishments of its hotel properties in order to comply with Holiday Inn franchise requirements. As a result of not completing the required refurbishments within the time frame specified by Holiday Inn, Peregrine received a 30-day notice of default under the Holiday Inn License Agreements (the "Notice of Default") for its Chico and Sacramento hotels in February 1997. The terms of the Notice of Default require that Peregrine complete the refurbishment work within 30 days or the License Agreements with Holiday Inn will be terminated and the hotels will be removed from the Holiday Inn system. In the event that management is unable to reach an agreement with Holiday Inn and the License Agreements are terminated, Peregrine could be subject to termination fees estimated at approximately $500,000 and $800,000 for Chico and Sacramento, respectively. In addition, under the terms of its Line of Credit Agreement, the loss of the Holiday Inn License Agreements could constitute an event of default unless Peregrine is able to replace the Holiday Inn License Agreements with comparable license agreements within 180 days from the date on which the Holiday Inn License Agreements are terminated. The loss of the Holiday Inn License Agreements could also constitute an event of default under the terms of the Senior Lender Note Agreement.

      o Peregrine began paying interest in cash to its Senior Lender Group in November 1996 and estimates that payments in 1997 will be approximately $2,500,000.

      o     The Line of Credit matures on October 7, 1997.

      o At December 31, 1996, Peregrine was in compliance with the Line of Credit's Tangible Net Worth Covenant; however, it is anticipated that during the first half of 1997, Peregrine will be unable to meet the financial covenant due to anticipated net losses.

      o At December 31, 1996, Peregrine was a defendant in a case filed by MDC REIT Holdings, L.L.C. ("MDC") in California state court, on December 24, 1996, as described above.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

13.      Commitments and Contingencies, continued

         Financial Status of The Peregrine Real Estate Trust, continued

         Management's plans with respect to the matters noted above are as follows:

      o Management has developed a plan to meet these near term obligations, which includes maximizing the income stream from the both the commercial properties and hotels and the select disposition of real estate and other assets with negative cash flows and/or which require significant capital expenditures beyond the resources available to Peregrine. Upon the disposition of assets, 80% of any net proceeds realized are required to be distributed to the Senior Lender Group as payment against the Senior Lender Group Notes. On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT for $20,222,000 and in accordance with the terms of the Restructured Note Agreement $15,631,000 was distributed to the Senior Lender Group. The distribution of the net proceeds from the sale of CalREIT was applied first to the unpaid accrued interest of $53,000, the balance of the distribution was applied towards the outstanding debt reducing the balance from $44,467,000 to $28,889,000. The remainder of the net proceeds, $4,591,000 is available to Peregrine for operating and capital improvement needs.

      o Management has negotiated with Holiday Inn and has obtained a 30-day extension of time to April 15, 1997, in which to review the refurbishment plans and budgets and develop an action plan to complete the refurbishments required. Should the refurbishment plans not meet Holiday Inn's requirements, or should Holiday Inn decide not to grant an extension of time in which to complete the required refurbishments, the License Agreements could be terminated on or after April 15, 1997. Management intends to develop an action plan that is acceptable to Holiday Inn and seek an extension of time in which to complete the required refurbishments. As a result of the sale of its 76% ownership interest in CalREIT on January 3, 1997, Peregrine believes it has the necessary resources to complete the required refurbishments and plans to proceed.

      o Management plans to seek an extension of the maturity date on its Line of Credit with the current lender. However, if unable to do so, management will look for an alternative source from which to obtain a new operating line of credit. Any extension of the current Line of Credit or alternative source of funding will be subject to the approval of the Senior Lender Group; however, there can be no assurance that such approval, if requested, will be granted.

      o Management expects it will seek a waiver of the anticipated financial covenant violation on the Line of Credit from its lender.

      o Management believes, and has been advised by its counsel, that MDC's claims are without merit, as discussed above.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

14.      Gain (Loss) on Foreclosure or Sale of Investments:

         Components of the gain (loss) on foreclosure or sale of investments for the years ended December 31, 1996 and 1995, and the Transition Period were as follows:


                                                                             (in thousands)
                                                                Year Ended      Year Ended
                                                              December 31,    December 31,     Transition
                                                                      1996            1995         Period
                                                              ------------    ------------     ----------
                             Components

         Sale of investment in Placer Ranch Partnership           $    129        $     --       $     --
         Sale of Timberlake Medical Building                           (38)             --             --
         Sale of Park Terrace Inn                                      (18)             --             --
         Foreclosure of Java Investments Note                          448              --             --
         Sale of Fountain View Office Building Note                    115              --             --
         Sale of Aster Avenue Industrial Complex Note                  357              --             --
         Sale of Sierra Oaks Shopping Center                           (63)             --             --
         Sale of Bekins Storage Facility                              (164)             --             --
         Sale of Pavilions at Mesa Note                                430              --             --
         Sale of Spacesaver Mini-Storage Note                           30              --             --
         Sale of Redfield Commerce Center                              299              --             --
         Sale of Milpitas Medical Building                              --            (508)            --
         Sale of Northridge Land                                        --              81             --
         Sale of System Integrators Office Building                     --             396             --
         Sale of Sheri Liou Investments Note                            --             (74)            --
         Sale of Alston-Florin Perkins Note                             --             (72)            --
         Foreclosure of 425 University Ave. Office Building             --             (73)            --
         Recognition of deferred gains                                  55              66             12
                                                                   -------          ------        -------

                                                                   $ 1,580          $ (184)       $    12
                                                                   =======          ======        =======

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

15.      Selected Quarterly Financial Data (Unaudited)

                                                                                Quarter Ended
                                               ----------------------------------------------------------------------------
                                                  March 31               June 30         September 30           December 31
                                                  --------               -------         ------------           -----------
1996

Revenues                                       $  6,520,000            $  6,421,000       $ 6,265,000         $   6,376,000
                                               ============            ============       ==========          =============

Reorganization items                           $         --            $        --        $        --         $     454,000
                                               ============            ============       ==========          =============

Gain (loss) on foreclosure or
  sale of investments, net                    $    299,000            $    233,000       $   608,000         $     440,000
                                               ============            ============       ==========          =============

Loss before extraordinary item                 $ (3,234,000)           $ (1,894,000)      $(1,351,000)        $  (1,413,000)
                                               ============            ============       ==========          =============

Net loss                                       $ (3,234,000)(1)        $ (1,894,000)(2)   $(1,200,000)(3)     $  (1,377,000)(4)
                                               ============            ============       ==========          =============

Net loss attributable to Common Shares of
  Beneficial Interest(6)                       $ (3,915,000)           $ (2,597,000)      $(1,932,000)        $  (2,132,000)
                                               ============            ============       ==========          =============

Loss per Common Share of Beneficial
  Interest before extraordinary item           $      (0.80)           $      (0.53)      $     (0.43)        $       (0.45)

Extraordinary item per Common Share
  of Beneficial Interest                                 --                      --             0.03                   0.01
                                               ------------            ------------       ----------          -------------

Net loss per share attributable to
  Common Shares of Beneficial Interest         $      (0.80)           $      (0.53)      $    (0.40)         $       (0.44)
                                               ============            ============       ==========          =============

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

15.      Selected Quarterly Financial Data (Unaudited), continued



                                                                          Quarter Ended
                                            ------------------------------------------------------------------
                                               March 31          June 30       September 30        December 31
                                               --------          -------       ------------        -----------

1995

Revenues                                    $ 6,853,000       $ 7,269,000       $ 6,618,000       $  6,337,000
                                            ===========       ===========       ===========       ============

Reorganization items                        $        --       $        --       $        --       $ (1,000,000)
                                            ===========       ===========       ===========       ============

(Loss) gain on foreclosure or
  sale of investments, net                    $    (7,000)      $  (499,00$                --       $    322,000
                                            ===========       ===========       ===========       ============

Loss before extraordinary item              $  (829,000)      $(1,653,000)      $(1,554,000)      $(11,295,000)
                                            ===========       ===========       ===========       ============

Net loss                                    $  (761,000)      $(1,327,000)      $(1,296,000)      $(11,349,000)(5)
                                            ===========       ===========       ===========       ============

Net loss attributable to Common Shares
  of Beneficial Interest(6)                 $(1,357,000)      $(1,947,000)      $(1,944,000)      $(12,016,000)
                                            ===========       ===========       ===========       ============

Loss per Common Share of Beneficial
  Interest before extraordinary item        $     (0.29)      $     (0.47)      $     (0.45)      $      (2.45)

Extraordinary item per Common Share
  of Beneficial Interest                           0.01              0.07              0.05              (0.01)
                                            -----------       -----------       -----------       ------------

Net loss pershare attributable to
  Common Shares of Beneficial Interest      $     (0.28)      $     (0.40)      $     (0.40)      $      (2.46)
                                            ===========       ===========       ===========       ============




(1)   Includes ($1,685,000) of valuation losses.

(2)   Includes ($559,000) of valuation losses.

(3)   Includes ($1,184,000) of valuation losses.

(4)   Includes ($850,000) of valuation losses.

(5)   Includes ($9,526,000) of valuation losses.

(6) Includes net loss plus the effects of Preferred Stock dividends, discounts on Preferred Stock dividends, and the accretion of discounts on Preferred Stock dividends.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

16.      Fair Value of Financial Instruments

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

         The estimated fair value of the Trust's financial instruments including cash, notes receivable, and rents, accrued interest, and other receivables at December 31, 1996 is approximately the same as their carrying amounts. It is not practicable to determine the fair value of Peregrine's Preferred Stock with a face value of $26,265,000 at December 31, 1996, due to the unusual nature of the instrument. It is not practical to determine the fair value of the Trust's long-term notes payable collateralized by deeds of trust on rental properties, Peregrine's Senior Lender Group Notes Payable, or Peregrine's Line of Credit with face values of $32,263,000, $44,467,000, and $8,583,000, respectively at
December 31, 1996, due to the Trust's financial condition at December 31, 1996.


17.      Stock Option Plan

         During the Transition Period, Peregrine adopted a stock option plan (the "Stock Option Plan") which provides the members of the Board of Trustees an opportunity to purchase Common Shares of Beneficial Interest. The aggregate number of Common Shares of Beneficial Interest which may be issued upon exercise of all options granted under the Stock Option Plan shall not exceed 150,000. At December 31, 1996, 1995, and 1994, options for the purchase of 80,000, 53,332, and 26,664 shares, respectively, were outstanding under the Stock Option Plan, all of which were exercisable. In February 1997, options for the purchase of 6,666 shares were issued by Peregrine to Roger D. Snell, upon the commencement of his services as a Trustee.

Under the terms of the Stock Option Plan, options may be granted to members of the Board of Trustees who are not full time employees or officers of Peregrine or any subsidiary of Peregrine. The option price granted under the Stock Option Plan shall be the greater of (1) the fair market value of the Common Shares of Beneficial Interest on the Effective Date, October 7, 1994, or (2) two dollars. Each option which has been granted to date under the Stock Option Plan has been granted at an exercise price of two dollars per share. On the Effective Date, each participant was granted an initial option to purchase 6,667 Common Shares of Beneficial Interest. Thereafter, each participant whose commencement of services is after the Effective Date shall be granted an initial option to purchase 6,666 Common Shares of Beneficial Interest as of the date of

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

17.      Stock Option Plan, continued

the participant's commencement of service. Each participant shall also be granted additional options to purchase 6,667 Common Shares of Beneficial Interest on each of the next two anniversaries of the grant date of the initial option. No options were exercised during 1996, 1995 or during the Transition Period. Under the terms of the Stock Option Plan, options expire on the tenth anniversary of their grant date. The weighted average remaining contractual life of options under grant at December 31, 1996, was approximately nine years.

         The Plan of Reorganization provides that Peregrine, at the discretion of the Board of Trustees, may adopt a stock option plan under which management may be granted options exercisable into a maximum of five percent of the Common Shares of Beneficial Interest, on a fully diluted basis. No such plan has been adopted.


18.      Income Taxes

         The income tax effect of temporary differences between financial and income tax reporting that give rise to a significant portion of the deferred income tax assets under the provision of SFAS 109 is as follows:

                                                                                Transition
                                                1996               1995             Period
                                        ------------       ------------       ------------
         NOL carryforward               $ 29,956,000       $ 26,760,000       $ 26,813,000
         Fixed assets                     17,474,000         20,254,000         21,688,000
         Investments                      15,555,000         18,429,000         17,661,000
         Notes receivable                     32,000            248,000            232,000
         Capital loss carryforward        10,684,000          6,067,000          3,962,000
         Other                               272,000            832,000            918,000
                                         -----------        -----------        -----------

                                          73,973,000         72,590,000         71,274,000
         Less valuation allowance
           (Note 1 to consolidated
            financial statements)        (73,973,000)       (72,590,000)       (71,274,000)
                                         -----------        -----------        -----------

         Net                             $        --       $          -       $         --
                                         ===========        ===========        ===========


                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

18.      Income Taxes, continued

         At December 31, 1996, the Trust had tax net operating loss carryforwards ("NOL's") which may be applied against future taxable income and which expire as follows:

          Year                      Federal              California
          ----                      -------              ----------
          1997                $     655,000            $     313,000
          1998                      655,000                  313,000
          1999                      655,000                  313,000
          2000                      655,000                9,199,000
          2001                           --                6,942,000
          2002                           --               11,092,000
          2003                           --                8,196,000
          2006                    5,874,000                       --
          2007                   30,012,000                       --
          2008                   16,387,000                       --
          2010                   13,574,000                       --
          2011                   13,391,000                       --
                                -----------              -----------

                                $81,858,000              $36,368,000
                                ===========              ===========

      As required by SOP 90-7, any future benefit realized from NOL's which arose before the Effective Date of the Plan will be reported as a direct addition to paid-in capital.

         The Trust's alternative minimum tax operating loss carryforwards are substantially the same as its NOL's at December 31, 1996


19.      Reorganization Items

         For the year ending December 31, 1996, reorganization income represents the accrual of a receivable related to professional fees in connection with the bankruptcy proceedings.

         For the year ending December 31, 1995, reorganization expense represents an additional accrual to of professional fees related to the Bankruptcy to adjust the amount previously recorded to the total estimated amount due.


20.      Extraordinary Item, Forgiveness of Debt

         Peregrine benefited from a forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings of $187,000 and $598,000, in 1996 and 1995, respectively.

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

21.   Fresh Start Balance Sheet of The Peregrine Real Estate Trust
      (Peregrine Only)

            The effect of the Plan of Reorganization on The Peregrine Real Estate Trust's (formerly Commonwealth Equity Trust) balance sheet as of October 7, 1994, is as follows:



                                                                                                                      The Peregrine
                                                                                  Adjustments to Record                Real Estate
                                                                                   Confirmation of Plan                  Trust's
                                                                       ---------------------------------------------   Reorganized
                                                          Pre-            Debt            Exchange         Fresh     Balance Sheet,
                                                     Confirmation(1)   Discharge(2)      of Stock(3)      Start(4)  October 7, 1994
                                                    -------------     ------------    ------------      ------------ --------------
Assets:
Investments:
     Rental properties, net                         $  91,823,000     $       --      $       --        $  5,036,000   $ 96,859,000
     Investment in CalREIT                             21,196,000             --              --                --       21,196,000
     Other Investments                                  6,449,000             --              --                --        6,449,000
                                                    -------------      -----------    ------------      ------------   ------------

                                                      119,468,000             --              --           5,036,000    124,504,000

Cash                                                    2,833,000             --              --                --        2,833,000
Other assets                                            2,612,000             --              --             833,000      3,445,000
                                                    -------------      -----------    ------------      ------------   ------------

     Total assets                                   $ 124,913,000     $       --      $       --        $  5,869,000   $130,782,000
                                                    =============      ===========    ===========       ============   ============

Liabilities and Shareholders' Equity (Deficit):
Liabilities:

Liabilities subject to compromise:
     Liabilities subject to compromise              $ 123,340,000     $(74,402,000)   $       --        $(48,938,000)  $       --
     Due to CalREIT, subject to compromise                623,000         (121,000)           --            (502,000)          --
                                                    -------------      -----------    ------------      ------------   ------------

     Total liabilities subject to compromise          123,963,000      (74,523,000)           --         (49,440,000)          --
                                                    -------------      -----------    ------------      ------------   ------------

Liabilities not subject to compromise:
     Long-term notes payable, collateralized
        by deeds of trust on rental properties               --               --              --          39,573,000     39,573,000
     Senior Lender Group Notes Payable                       --         40,000,000            --                --       40,000,000
     Post petition accounts payable and
        accrued expenses                               14,149,000       (7,142,000)        238,000        10,318,000     17,563,000
                                                    -------------      -----------    ------------      ------------   ------------

     Total liabilities not subject to compromise       14,149,000       32,858,000         238,000        49,891,000     97,136,000
                                                    -------------      -----------    ------------      ------------   ------------

                                                      138,112,000      (41,665,000)        238,000           451,000     97,136,000
                                                    -------------      -----------    ------------      ------------   ------------

Redeemable Convertible Preferred Stock                       --         20,307,000            --                --       20,307,000
Common Shares of Beneficial Interest -
   pre-reorganization                                  25,093,000             --       (25,093,000)             --             --
Common Shares of Beneficial Interest -
   post-reorganization                                       --          6,963,000       6,376,000              --       13,339,000
Additional paid-in capital                            219,848,000             --        18,479,000      (238,327,000)          --
Accumulated deficit                                  (258,140,000)      14,395,000            --         243,745,000           --
                                                    -------------      -----------    ------------      ------------   ------------

     Total liabilities and shareholders' equity     $ 124,913,000      $        --    $       --        $  5,869,000   $130,782,000
                                                    =============      ===========    ===========       ============   ============

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


21.      Fresh Start Balance Sheet of The Peregrine Real Estate Trust (Peregrine
         Only), continued

         (1) Amounts as reported as of September 30, 1994, the Trust's previous fiscal year-end.

                  Operations from October 1, 1994 through October 6, 1994, prior to the application of fresh start accounting and prior to the Effective Date, are described in Note 17 to consolidated financial statements.

         (2) Adjustments to record settlement amounts on pre-petition Lender Group debt and unsecured liabilities, and resulting net forgiveness of debt.

         (3) Represents amounts exchanged with holders of pre-reorganization Common Shares of Beneficial Interest.

         (4) Adjustments of accounts to reorganization value, and reclassifications of certain amounts from liabilities subject to compromise to various post-reorganization uncompromised liabilities.


22.      Selected Pre-Reorganization Financial Data

         Selected financial data during the period from October 1, 1994 through October 6, 1994, which was prior to the Effective Date and prior to application of fresh start accounting, is as follows:

- Loss before extraordinary item and minority interest was not material and has been included in the Consolidated Statement of Operations for the Transition Period ended December 31, 1994.

- Extraordinary items amounted to $19,813,000, and included $14,395,000 and $5,418,000 and related to accounting adjustments for forgiveness of debt and fresh start adjustments of accounts to reorganization value, respectively ($0.79 per pre-reorganization share).

-        Net income was $19,813,000 ($0.79 per pre-reorganization share).

- Cash flows were not material and have been included in the Consolidated Statement of Cash Flows for the Transition Period ended December 31, 1994.


23.      Subsequent Events

         On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT for $20,222,000 or approximately $2.91 per share of CalREIT previously held by Peregrine to a third party, CalREIT Investors Limited Partnership, which resulted in the recognition of a gain of $1,012,000 during the first quarter of 1997. In accordance with the terms of the Senior Lender Group Note Agreement, $15,631,000 was distributed to the Senior Lender Group. The distribution of the net proceeds from the sale of CalREIT was applied first to the unpaid accrued interest of $53,000; the balance of the distribution was applied towards the outstanding debt

                 THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

23.      Subsequent Events, continued

reducing the balance from $44,467,000 to $28,889,000. The remainder of the net proceeds, $4,591,000 is available to Peregrine for operating and capital improvement needs.

         Despite improvements in occupancy levels, the Trust's office building located at 3900 Lennane Drive in Sacramento, California, continued to be vacant during 1996. The Trust continued its efforts to sell the property and/or restructure the debt during 1996, however, the Trust has been unable to sell the property and the lender refused to restructure the debt to a manageable level. In February 1997, after consent from both the Senior Lender Group and Foothill Capital Corporation (the lender on the Line of Credit), Peregrine ceased debt service payments. In March 1997, Peregrine was notified that the lender has initiated foreclosure proceedings against the note. The unpaid balance of the note at the time of default was approximately $2,493,000, of which approximately $2,380,000 is subject to recourse. The carrying value of the property which collateralizes the note was $1,895,000 at December 31, 1996.

         During 1996, emphasis remained on completing the refurbishments necessary to comply with Holiday Inn standards, however, due to Capital Constraints, Peregrine was only able to complete $1,200,000 of the required $3,000,000 in refurbishments. As a result of not completing the required refurbishments within the time frame specified by Holiday Inn, Peregrine received a 30-day notice of default under the Holiday Inn License Agreements (the "Notice of Default") for its Chico and Sacramento hotels in February 1997. The terms of the Notice of Default require that Peregrine complete the refurbishment work within 30 days or the License Agreements with Holiday Inn will be terminated and the hotels will be removed from the Holiday Inn system. Management has negotiated with Holiday Inn and has obtained a 30-day extension of time to April 15, 1997 in which to review the required. Should the refurbishment plan not meet Holiday Inn's requirements, or Holiday Inn decide not to grant an extension of time in which to complete the refurbishemtns, the License Agreements could be terminated on or after April 15, 1997. However, management believes that it will be able to develop an action plan that is acceptable to Holiday Inn and obtain an extension of time in which to complete the required refurbishments. As a result of the sale of its 76% ownership interest in CalREIT on January 3, 1997, Peregrine believes it has the necessary resources to complete the required refurbishments and plans to proceed. In the event that management is unable to reach an agreement with Holiday Inn and the License Agreements are terminated, Peregrine could be subject to termination fees estimated at approximately $500,000 and $800,000 for Chico and Sacramento, respectively. In addition, under the terms of its Line of Credit Agreement, the loss of the Holiday Inn License Agreements could constitute an event of default unless Peregrine is able to replace the Holiday Inn License Agreements with comparable license agreements within 180 days from the date on which the Holiday Inn License Agreements are terminated. The loss of the Holiday Inn License Agreements could also constitute an event of default under the terms of the Senior Lender Note Agreement.

         In February 1997, a majority of the holders of Peregrine's Preferred Stock exercised their rights under the Preferred Stock Agreement and elected Roger D. Snell as the fifth member to the Board of Trustees (the "Preferred Designee"), filling the vacancy created when Frank A. Morrow resigned in February 1996. In accordance with the Stock Option Plan, Mr. Snell was granted options to purchase 6,666 Common Shares of Beneficial Interest upon commencement of his services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Not applicable.

                                    PART III

Item 10.  Trustees and Executive Officers of the Registrant


         (a) Executive Officers. See "Executive Officer of the Registrant," in
Part I of this report.

         (a) Trustees. The Restated Declaration of Trust provides that, so long as any Preferred Shares are outstanding, Peregrine is to be managed by a Board of five Trustees, four of whom are to be elected by the holders of Common Shares of Beneficial Interest, and one of whom is to be elected by holders of Preferred Shares. At the time of the reorganization, five Trustees were designated, but due to the resignation of Frank A. Morrow in February 1996, the Board was composed of four Trustees for the remainder of 1996. In February 1997, the holders of the Preferred Shares elected Roger D. Snell as the fifth Trustee. At the next annual shareholders meeting the holders of the Common Shares of Beneficial Interest will have the right to elect four Trustees, to serve until the next annual shareholders meeting or until their successors are elected and qualified.

         The following table sets forth certain information as of March 15, 1997, with respect to the Trustees of Peregrine:

Name                          Age           Position
----                          ---           --------
John McMahan                  59            Chairman of the Board of Trustees

John F. Salmon                51            Secretary and Trustee

E. Lawrence Hill, Jr.         46            Trustee

Kenneth T. Seeger             47            Trustee

Roger D. Snell                41            Trustee

There are no arrangements or understandings between any Trustee and any other person pursuant to which the Trustee was selected as a Trustee except with respect to Mr. Snell, who was selected by the holders of the Preferred Shares as the Preferred Designee, as permitted in the Plan and the Restated Declaration of Trust. There are no family relationships among any of the Trustees. Mr. McMahan served on the Board of Trustees of CalREIT during 1996, and resigned on January 3, 1997, when Peregrine sold its 76% stock ownership interest in CalREIT.

The principal occupations and affiliations of the Trustees are as follows:

         John McMahan, Chairman of the Board. Mr. McMahan has served as a Trustee and Chairman of the Board of Peregrine since September 1994. Mr. McMahan is President of the McMahan Group, a San Francisco-based real estate management firm founded in 1994. Between 1990 and 1994, Mr. McMahan served as the Chief Executive Officer of Mellon/McMahan Real Estate Advisors, Inc., which grew into one of the country's largest real estate investment advisors. Mr. McMahan also served as a Vice President of Booz, Allen & Hamilton, Inc., a management consulting firm from 1970 to 1973. He is a faculty member at the Haas Graduate School of Business at the University of California at Berkeley. Mr. McMahan has published many articles on real estate investment and has been active in several national real estate organizations, including the National Association of Real Estate Investment Trusts. Mr. McMahan graduated from the University of Southern California and received an MBA degree in 1961 from the Harvard
Graduate School of Business. He serves on the board of BRE Properties, Inc., has served on the board of California Real Estate Investment Trust, and has been chairman of The National Association of Real Estate Investment Managers.

         John F. Salmon, Secretary and Trustee. Mr. Salmon, has served as a Trustee since September 1994, and has served as Secretary since January 1996, and has been a San Francisco-based commercial real estate consultant since
1994. From 1989 to 1994, he served in Sacramento as Director of the Governor's Office of Asset Management of the State of California. While in that position, he established procedures for reviewing the state's sizable real estate holdings, developed real property operating and disposition proposals for the Administration and the Legislature, redirected the state's office leasing policies and counseled state government agencies on institutional facility and asset management strategies. Prior to joining the Governor's Office, Mr. Salmon was the Vice President, Property Development and Sales of Santa Fe Pacific Realty Corporation (now Catellus Development Corporation) in San Francisco. There he managed the land planning, building development and property disposition activities of the company's three million acre, 18-state real estate portfolio. Mr. Salmon graduated from the University of Notre Dame in 1967 with a BBA degree in Accounting, and received a JD degree from the University of Illinois in 1971.

         E. Lawrence Hill, Jr., Trustee. Mr. Hill, who has served as a Trustee since September 1994, is the founder and President of Hickey & Hill, Inc., a 13-year old turnaround and workout specialty firm based in the San Francisco bay area. Mr. Hill's firm has worked with a variety of clients including high-technology, banking and real estate companies requiring near and/or long term rescue. His real estate clients have included hotel, mixed-use light industrial, residential and retail property owners. Successful turnarounds managed by his company have used various restructuring, recapitalization and reorganization strategies. Prior to founding his own company in 1984, Mr. Hill was a Vice President with the Bank of California in its Workout and Restructuring Department. In this capacity, for more than five years, he managed approximately one-third of the bank's non-performing assets implementing appropriate hold/sell plans for each property. Mr. Hill received a BS degree and an MS degree in engineering from Stanford University in 1974. He currently serves as interim Chief Executive Officer of Carlos Murphy's, Inc.

         Kenneth T. Seeger, Trustee. Mr. Seeger, who has served as a Trustee since September 1994, has been the president of The Presidio Group, Inc., TPG Management, Inc., and Residences, Inc., all of which are real estate asset management and development companies based in the San Francisco Bay Area, since 1994. Between August 1985 and November 1993, Mr. Seeger was responsible for all finance and acquisition activities for Southwest Diversified/Coscan Partners, a major Irvine-based development company. His real estate development projects have included both residential and commercial properties throughout California and in Arizona. Prior to that, from 1979 to 1985, Mr. Seeger was a Senior Vice President with The Fox Group of Companies where he was responsible for all project financing and a member of that firm's Investment Advisory Committee. He also has had considerable experience in risk management, income-property operations and new business development. Mr. Seeger graduated from the Wharton School at the University of Pennsylvania in 1972. He is a full member of the Urban Land Institute, is a past member of the Pacific Rim Urban Planning and Development Council and has served on the Advisory Board of the School of Real Estate at the University of California at Berkeley.


Roger D. Snell, Trustee. Mr. Snell, who was approved as a Trustee in February 1997, is the founder and principal of Snell&Co, a firm focused on real estate investments, advisory, and development. Prior to founding Snell&Co in 1996, he was President and Chief Executive Officer of Pacific Gateway Properties, from 1992 to 1995, where he led the turnaround of this troubled company listed on the American Stock Exchange. He was also a member of the Board of Directors and acting Chairman. Between 1989 and 1992, Mr. Snell was a Partner with Paragon Group, a national development company. He started Paragon's Northern California operations, directing the development of $275 million worth of projects as well as, the turnaround of 1.3 million square feet of properties on behalf of institutional and private clients. Prior to joining Paragon Group, he served as a project manager for Transpacific Development Company ("TDC"), where he directed $100 million worth of development projects, ranging from high-rise office to high-cube distribution. Before TDC, Mr. Snell acquired investment properties and development opportunities for the Grosvenor Estate of England. Mr. Snell has a BS degree in Business Administration from University of California at Berkeley and an MBA from the Harvard Business School. He is an active member of the Urban Land Institute and the Young Presidents Organization.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires Peregrine's Trustees and executive officers, and persons who own more than ten percent (10%) of a registered class of its equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of certain changes in ownership of all equity securities of Peregrine.

         To Peregrine's knowledge, based solely on review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended December 31, 1996, Peregrine's officers, Trustees, and greater than ten percent shareholders complied with the applicable
Section 16(a) filing requirements.


Item 11.  Executive Compensation

         The following Summary Compensation Table shows compensation paid by Peregrine from the effective date of the reorganization in 1994 until the end of fiscal 1996 to each person serving in the capacity of Chief Executive Officer of Peregrine during 1996. No other executive officer of Peregrine received annual compensation in excess of $100,000 during 1996. Mr. Morrow served as Chief Executive Officer of Peregrine through January 15, 1996, at which time his services were terminated. Mr. McMahan served as Interim Chief Executive Officer from the date of Mr. Morrow's termination through May 31, 1996, when Peregrine hired Mr. Mock to fill the position.

Summary Compensation Table

                               Annual Compensation

<CAPTIOM>                                                                                         Long-Term
                                                                                                 Compensation
                                                                                                 ------------
                                                                                                  Number of
                                                                                                  Securities
           Name and                                                           Other Annual        Underlying        All Other
      Principal Position       Period                Salary       Bonus       Compensation         Options         Compensation
      ------------------       ------                ------       -----       ------------       -----------       ------------
Joseph M. Mock             June 1, 1996 to
Chief Executive Officer    December 31, 1996        $105,000      None        None               None              None

John McMahan               January 16, 1996 to
Interim Chief Executive    May 31, 1996             $67,500       None        None               6,667 Shares(1)   $64,000(2)
Officer                    1995                     None          None        None               6,667 Shares(1)   $63,000(3)
                           October 7, 1994 to
                           December 31, 1994        None          None        None               6,666 Shares(1)   $ 7,000(4)

Frank A. Morrow(5)         January 1, 1996 through
Chief Executive Officer    January 15, 1996         $192,500(6)   None        $212,500(7)        None              None
                           1995                     $300,000      None        None               None              None
                           October 7, 1994 to
                           December 31, 1994        $ 70,000      None        None               None              None

(1)     Amount represents options granted by Peregrine.

(2) Amount represents compensation received for serving as a Trustee of Peregrine ($34,000) and CalREIT ($30,000) during 1996.

(3) Mr. McMahan did not serve as an Executive Officer during 1995. The amount represents compensation received for serving as a Trustee of Peregrine ($35,000) and CalREIT ($28,000) during 1995.

(4) Mr. McMahan did not serve as an Executive Officer during the Transition Period October 7, 1994 to December 31, 1994. The amount represents compensation received for serving as a Trustee of Peregrine during the Transition Period.

(5) Mr. Morrow was engaged at the time of the Effective Date of the Plan of Reorganization on October 7, 1994 and his employment was terminated on January 15, 1996. Accordingly, compensation information is provided from the date of engagement until the end of fiscal 1996.

(6) The amount includes $12,500 in salary paid by Perigrine to Mr. Morrow for his services as Chief Executive Officer of Peregrine. The amount also includes $180,000 in deferred compensation accrued by CalREIT during 1996 for Mr. Morrow in connection with his services as Chief Executive Officer of CalREIT, which was paid in March 1997.

(7)     Amount represents severance pay paid by Peregrine.


Summary Table of Options Granted to Executive Officers in 1996


                                            Percent of                                           Potential Realizable Value
                                Number    Total Options                                          at Assumed Annual Rates of
                                  of        Granted to                                            Stock Price Appreciation
                              Securities   Employees in                                               for Option Term*
Name and Position              Granted     Fiscal Year     Exercise Price     Expiration Date        5%            10%
-----------------              -------     -----------     --------------     ---------------        --            ---
John McMahan                   6,667          100%          $2.00/Share       October 7, 2006        None          None
Interim Chief
Executive Officer

* The potential realizable value of the options at an assumed 5% and 10% appreciation rate is below the exercise price of $2.00 per share.

Compensation of Trustees

         During 1996, 1995, and 1994 (after the Effective Date of the Plan) each independent Trustee (Trustees who are not full-time employees of Peregrine or any subsidiary of Peregrine) was paid $5,000 per quarter, $1,000 for each full-day Board of Trustees meeting attended, and $500 for each half-day meeting, telephone meeting, or special committee meeting attended ("Normal Trustee Fees"). In addition, each Trustee was reimbursed for out-of-pocket expenses.

         Under the terms of Peregrine's Stock Option Plan, during 1996 each independent Trustee was granted options to purchase 6,667 Common Shares of Beneficial Interest. The exercise price in each case was $2.00 per share. These options vest on their grant date and are exercisable at anytime during the option period, which expires on the tenth anniversary of the option grant date. No outstanding options were exercised under the Stock Option Plan during 1996, 1995, or 1994. Pursuant to the Stock Option Plan, Mr. Snell was granted options to purchase 6,666 Common Shares of Beneficial Interest upon his commencement of service in February 1997.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         Joseph M. Mock currently serves as President, Chief Executive Officer, and Principal Accounting Officer of Peregrine. Mr. Mock's employment began on June 1, 1996, and pursuant to an employment agreement he receives a monthly salary of $15,000. If terminated without cause prior to expiration of his employment agreement on May 31, 1997, Mr. Mock is entitled to receive severance pay equal to three months salary.

         John McMahan served as Peregrine's Interim Chief Executive Officer from January 16, 1996 through May 31, 1996 and received a monthly salary of $15,000 for his services.

         The Chief Executive Officer of Peregrine during 1995 and the beginning of 1996, Frank A. Morrow, was engaged at the time of the reorganization in October 1994 pursuant to a personal services contract (the "Services Contract") between Peregrine, Mr. Morrow, and a management company of which Mr. Morrow is a principal. The terms of the Services Contract were approved by the Bankruptcy Court. Pursuant to the terms of the Services Contract, Mr. Morrow received a monthly salary of $25,000. The Services Contract was terminated by Peregrine on January 15, 1996, and pursuant to its terms, Mr. Morrow was entitled to and received a severance payment equal to $212,500.

Item 12.  Security Ownership of Certain Beneficial Owners and Management



         The following table sets forth certain information as of March 15, 1997 with respect to the beneficial ownership of the outstanding Common Shares of Beneficial Interest and Preferred Shares by (i) all persons known by Peregrine to own more than five percent of either class of shares, or to be a member of a group that owns more than five percent of either class of shares, (ii) by each officer described in the Summary Compensation Table (the "Named Executive Officers"), and (iii) by the Trustees and Named Executive Officers as a group:

                                             Name and Address of                      Shares
        Title of Class                        Beneficial Owner                  Beneficially Owned         Percent of Class
        --------------                      -------------------                 ------------------         ----------------
Redeemable Convertible           Pacific Mutual Life Insurance Company
Preferred Shares                 c/o Ronn Cornelius
                                 700 Newport Center Drive
                                 Newport Beach, CA  92660
                                                                                    3,747,682                   26.6%

                                 The Prudential Insurance Company of America
                                 c/o Richard Greenwood
                                 Corporate Finance Group, 9th Floor
                                 Four Gateway Center
                                 100 Mulberry Center
                                 Newark, NJ  07102-4069
                                                                                    1,143,043                    8.1%

                                 Gateway Recovery Trust
                                 c/o Richard Greenwood
                                 The Prudential Insurance Company of America
                                 Corporate Finance Group
                                 Four Gateway Center
                                 100 Mulberry Center
                                 Newark, N.J.  07102-4069
                                                                                    2,604,639                   18.5%

                                 ORIX USA Corp.
                                 c/o Arnold Kawano
                                 780 Third Avenue, Floor #48
                                 New York, NY  10017                                  562,153                    4.0%

                                 Weyerhaeuser Company Master Retirement
                                 Trust(1)
                                 c/o Richard Masson
                                 Oaktree Capital Management
                                 550 South Hope Street, Floor #22                     541,353                    3.8%
                                 Los Angeles, CA  90071

                                             Name and Address of                      Shares
        Title of Class                        Beneficial Owner                  Beneficially Owned         Percent of Class
Redeemable Convertible           TCW Special Credits Fund IV(1)
Preferred Shares                 c/o Richard Masson
                                 Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                             1,744,358                   12.4%

                                 TCW Special Credits Plus Fund(1)
                                 c/o Richard Masson
                                 Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                             1,864,660                   13.3%

                                 TCW Special Credits Trust IV(1)
                                 c/o Richard Masson
                                 Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                             1,503,758                   10.7%

                                 TCW Special Credits Trust IVA(1)
                                 c/o Richard Masson
                                 Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                               360,902                    2.6%
                                                                                   ----------                  -----

                                 Total                                             14,072,548                  100.0%
                                                                                   ==========                  =====



(1) Shares held by Sanwa Bank in the street name Salkeld & Co.

                                             Name and Address of                      Shares
        Title of Class                        Beneficial Owner                  Beneficially Owned         Percent of Class
Common Shares of Beneficial      Pacific Mutual Life Insurance Company
Interest                         c/o Ronn Cornelius
                                 700 Newport Center Drive
                                 Newport Beach, CA  92660
                                                                                     681,913                    13.9%
                                 The Prudential Insurance Company
                                 of America
                                 c/o Richard Greenwood
                                 Corporate Finance Group, 9th Floor
                                 Four Gateway Center
                                 100 Mulberry Center
                                 Newark, NJ  07102-4069                              207,983                     4.2%

                                 Gateway Recovery Trust
                                 c/o Richard Greenwood
                                 The Prudential Insurance Company of America
                                 Corporate Finance Group
                                 Four Gateway Center
                                 100 Mulberry Center
                                 Newark, N.J.  07102-4069
                                                                                     473,929                     9.7%
                                 ORIX USA Corp.
                                 c/o Arnold Kawano
                                 780 Third Avenue, Floor #48
                                 New York, NY  10017                                 102,287                     2.1%

                                 Weyerhaeuser Company Master
                                 Retirement Trust
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                               98,502                     2.0%

                                 TCW Special Credits Plus Fund
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                              339,286                     6.9%

                                 TCW Special Credits Fund IV
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                              317,396                     6.5%

                                             Name and Address of                      Shares
        Title of Class                        Beneficial Owner                  Beneficially Owned         Percent of Class
Common Shares of Beneficial      TCW Special Credits Trust IV
Interest                         Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                              273,618                      5.6%

                                 TCW Special Credits Fund IVA
                                 Richard Masson
                                 c/o Oaktree Capital Management
                                 550 South Hope Street, Floor #22
                                 Los Angeles, CA  90071                               65,668                      1.3%

                                 John McMahan                                         20,000 (1)                  *

                                 John F. Salmon                                       20,000 (1)                  *

                                 E. Lawrence Hill, Jr.                                20,000 (1)                  *

                                 Kenneth T. Seeger                                    20,000 (1)                  *

                                 Roger D. Snell                                        6,666 (2)                  *

                                 Named Officers and Trustees as a Group               86,666 (3)                  1.7%
                                   (7 persons)




* Less than 1%.

(1) Includes options to purchase of 20,000 Common Shares of Beneficial Interest held by the respective Trustee, all of which are immediately exercisable.

(2) Includes options to purchase 6,666 Common Shares of Beneficial Interest held by Mr. Snell, all of which are immediately exercisable.

(3) Includes options to purchase 86,666 Common Shares of Beneficial Interest, all of which are immediately exercisable.

No other Named Executive Officers directly or beneficially own Common Shares of Beneficial Interest.

Item 13.  Certain Relationships and Related Transactions


         As a result of the termination of Frank A. Morrow as Peregrine's Chief Executive Officer in January 1996, Peregrine utilized the services of certain of its independent Trustees in connection with its analysis of alternative operating strategies, asset dispositions, and day-to-day management activities. In connection with the consulting services performed, the following amounts were paid to such Trustees (or affiliated companies) during 1996, in addition to Normal Trustee Fees:

         The McMahan Group (John McMahan, Trustee)                           $69,000
         John F. Salmon, Trustee                                             $49,000
         The Presidio Group (Kenneth T. Seeger, Trustee)                     $41,000
         Snell&Co (Roger D. Snell, Trustee)                                  $10,000

         During 1996, CalREIT paid $140,000 in compensation to one of its independent Trustees, Elliot G. Steinberg, in connection with CalREIT's strategic growth activities.

PART IV



Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K


(a)  (1)          Financial Statements                                                 Page

                  Included in Part II of this report:
                     Report of Independent Accountants                                   26-27
                     Consolidated Balance Sheets                                            28
                     Consolidated Statements of Operations                               29-30
                     Consolidated Statements of Changes in Redeemable Convertible
                       Preferred Stock and Shareholders' Equity (Deficit) Accounts
                       Attributable to Common Shares of Beneficial Interest              31-33
                     Consolidated Statements of Cash Flows                                  34
                     Notes to Consolidated Financial Statements                          35-67

(a)  (2)          Consolidated Financial Statement Schedules and Exhibits Filed

Schedule III      Real Estate and Accumulated Depreciation                               81-85

Schedule IV       Mortgage Loans on Real Estate                                          86-87

The statements and schedules referred to above should be read in conjunction with the consolidated financial statements with notes thereto included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the consolidated financial statements or notes thereto.


(b)      Reports on Form 8-K

Peregrine filed a Current Report on Form 8-K on September 30, 1996, reporting under Item 5 of such Form, the execution of a Stock Purchase Agreement with MDC REIT Holdings, L.L.C. for the sale of Peregrine's 76% stock ownership interest in the California Real Estate Investment Trust.

Peregrine filed a Current Report on Form 8-K on January 17, 1997, reporting under Item 2 of such Form, the execution and consummation of a Stock Purchase Agreement with CalREIT Investors Limited Partnership for the sale of Peregrine's 76% stock ownership interest in the California Real Estate Investment Trust, which occurred on January 3, 1997.

(c)    Exhibits

   Exhibit
   Number                          Description

   3.1(a)       Restated Declaration of Trust of the Peregrine Real Estate
                Trust(1)

   3.1(b)       Bylaws of the Peregrine Real Estate Trust(1)

   10.1 Second Amended and Restated Note Agreement dated September 27, 1994, by and among Commonwealth Equity Trust, the Noteholders named therein, and The Prudential Insurance Company of America as Agent for the Noteholders(1)

   10.2 Loan and Security Agreement dated October 6, 1994, between Commonwealth Equity Trust and Foothill Capital Corporation(1)

   10.3 Redeemable Convertible Preferred Stock Purchase Agreement dated as of October 1, 1994, by and among the Peregrine Real Estate Trust, Pacific Mutual Life Insurance Company, The Prudential Insurance Company of America, PRUCO Life Insurance Company, ORIX USA Corporation, Weyerhaeuser Company Master Retirement Trust, TCW Special Credits Fund IV, TCW Special Credits Plus Fund, TCW Special Credits Trust IV, and TCW Special Credits Trust IVA(1)

   10.4 Registration Rights Agreement dated as of October 1, 1994, by and among The Peregrine Real Estate Trust, Pacific Mutual Insurance Company, The Prudental Insurance Company of America, PRUCO Life Insurance Company, ORIX USA Corporation, Weyerhaeuser Company Master Retirement Trust, TCW Special Credits Fund IV, TCW Special Credits Plus Fund, TCW Special Credits Trust IV, and TCW Special Credits Trust IVA(1)

   10.5 Services and Confidentiality Agreement dated October 1, 1994, between commonwealth Equity Trust and FAMA Management, Inc.(1)

   10.6         Third Amended Plan of Reorganization of Commonwealth Equity
                Trust(2)

   10.7 Stock Purchase Agreement, dated as of January 3, 1997, by and between The Peregrine Real Estate Trust and CalREIT Investors Limited Partnership(3)

   10.8         Form of Indemnification Agreement(4)

   10.9         The Peregrine Real Estate Trust Trustee Stock Option Plan

   10.10 Employment Agreement between The Peregrine Real Estate Trust and Joseph M. Mock, dated June 1, 1996

   10.11 First Amendment to Employment Agreement between The Peregrine Real Estate Trust and Joseph M. Mock, dated December 1, 1996

   27           Financial Data Schedule

(1) Incorporated herein by reference to Peregrine's Report on Form 8-K dated October 7, 1994.

(2) Incorporated herein by reference to Peregrine's Report on Form 8-K dated August 25, 1994.

(3) Incorporated herein by reference to Peregrine's Report on Form 8-K dated January 17, 1997.

(4) Incorporated herein by reference to Peregrine's Report on Form 10-Q for period ended September 30, 1996.

THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996          Page 1 Part A


                      Column A                                     Column B              Column C                   Column D
-------------------------------------   ------------------------------------------------------------------------------------------

                                                                                                           Cost Capitalization and
                                                                                                            Write-Downs Subsequent
                                                                                  ..Initial Cost to Trust..  ..to Acquisition..
                                                                                                Buildings,
                                                                                               Improvements
                                                                                               and Personal                Carrying
                     Description                                  Encumbrances       Land        Property   Improvements(1)   Cost

RETAIL SHOPPING CENTERS:
       Regency Plaza, Sacramento, California                    $    8,846,000    $4,200,000   $ 7,056,000      $(150,000)   $  -
       University Village, Sacramento, California                    7,715,000       877,000     6,142,000        886,000       -
       TGIF Sunrise Hills, Citrus Heights, California                        -       450,000     1,125,000        (39,000)      -
       Sunrise Hills, Citrus Heights, California                     4,325,000     2,316,000     3,192,000        413,000       -
*      Totem Square, Kirkland, Washington                            4,283,000     3,175,000     5,793,000     (1,598,000)      -
*      Fulton Square, Sacramento, California                                 -        Leased     3,536,000     (2,321,000)      -
                                                                 -------------    ----------   -----------    -----------    -----

Total Retail Shopping Centers                                       25,169,000    11,018,000    26,844,000     (2,809,000)      -
                                                                 -------------    ----------   -----------    -----------    -----

OFFICE BUILDINGS:
       One Sunrise Park, Rancho Cordova, California                          -       356,000     1,092,000        351,000       -
       16th and K Streets, Sacramento, California                            -       388,000     2,677,000         62,000       -
       Town Center Garden Office Park, Signal Hill, California               -     1,293,000     3,313,000         (1,000)      -
       Hurley Ethan Office Park I, Sacramento, California            1,312,000       410,000     1,237,000        470,000       -
       Hurley Ethan Office Park II, Sacramento, California           2,401,000       827,000     1,391,000        460,000       -
       3900 Lennane Drive, Sacramento, California                    2,495,000       427,000     1,530,000        (48,000)      -
                                                                 -------------    ----------   -----------    -----------    -----

Total Office Buildings                                               6,208,000     3,701,000    11,240,000      1,294,000       -
                                                                 -------------    ----------   -----------    -----------    -----

INDUSTRIAL BUILDINGS:
       11135 Trade Center Drive, Rancho Cordova, California                  -       567,000     1,739,000        561,000       -
       11167 Trade Center Drive, Rancho Cordova, California                  -       402,000       567,000         14,000       -
       Parkway Center, El Dorado Hills, California                           -       233,000     1,048,000        202,000       -
       Mallory Service Building, Walnut Creek, California                    -       852,000       154,000         11,000       -
       Commerce Street, Corona, California                                   -       132,000       267,000              -       -
       Consumer Circle, Corona, California                                   -       128,000       258,000              -       -
       Pomona Road, Corona, California                                       -       309,000       657,000              -       -
                                                                 -------------    ----------   -----------    -----------    -----

Total Industrial Buildings                                                   -     2,623,000     4,690,000        788,000       -
                                                                 -------------    ----------   -----------    -----------    -----

                                                                     (Continued)

THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996          Page 2 Part A


                  Column A                                      Column B               Column C
---------------------------------------------------------------------------------   -------------------
                                                                               ...Initial Cost to Trust.
                                                                                             Buildings,
                                                                                            Improvements
                                                                                             and Personal
                Description                                  Encumbrances         Land         Property

MINI-STORAGE FACILITIES:
       Burbank Mini-Warehouse, Santa Rosa, California                   -        475,000        980,000
       Downtown Mini Storage, Sacramento, California                    -         Leased      1,340,000
                                                            --------------    ----------     ----------

Total Mini-Storage Facilities                                           -        475,000      2,320,000
                                                            --------------    ----------     ----------

LAND:
       Florin Perkins, Sacramento, California                           -         30,000             -
                                                            --------------    ----------     ----------

Total Land                                                              -         30,000             -
                                                            --------------    ----------     ----------

HOTELS:
       Chico Holiday Inn, Chico, California                             -        480,000      4,337,000
       Sacramento Holiday Inn, Sacramento, California                   -      2,297,000      5,719,000
       Walnut Creek Holiday Inn, Walnut Creek, California               -      1,099,000      1,812,000
                                                            --------------    ----------     ----------

Total Hotels                                                            -      3,876,000     11,868,000
                                                            --------------    ----------     ----------

Total Investment in Real Estate                               $31,377,000    $21,723,000    $56,962,000
                                                            =============    ===========    ===========

PARTNERSHIPS:
       CR Properties, Sacramento, California                  $         -    $        -     $        -
                                                            =============    ===========    ===========

Total Investment in Partnerships                                        -             -     $        -
                                                            =============    ===========    ===========

Total Investment in Real Estate and Partnerships              $31,377,000    $21,723,000    $56,962,000
                                                            =============    ===========    ===========




                                                                                     Column D
                                                                   -------------------------------------------------

                                                                                             Cost Capitalization and
                                                                                             Write-Downs Subsequent
                                                                                             ....to Acquisition....
                                                                  Improvements (1)                 Carrying Cost

MINI-STORAGE FACILITIES:
       Burbank Mini-Warehouse, Santa Rosa, California                    24,000                           -
       Downtown Mini Storage, Sacramento, California                    (11,000)                          -
                                                                     ----------                      ------

Total Mini-Storage Facilities                                            13,000                           -
                                                                     ----------                      ------

LAND:
       Florin Perkins, Sacramento, California                                 -                           -
                                                                     ----------                      ------

Total Land                                                                    -                           -
                                                                     ----------                      ------

HOTELS:
       Chico Holiday Inn, Chico, California                          (1,618,000)                          -
       Sacramento Holiday Inn, Sacramento, California                 2,239,000                           -
       Walnut Creek Holiday Inn, Walnut Creek, California               806,000                           -
                                                                     ----------                      ------

Total Hotels                                                          1,427,000                           -
                                                                     ----------                      ------

Total Investment in Real Estate                                      $  713,000                      $    -
                                                                     ==========                      ======

PARTNERSHIPS:
       CR Properties, Sacramento, California                         $        -                      $    -
                                                                     ==========                      ======

Total Investment in Partnerships                                     $        -                      $    -
                                                                     ==========                      ======

Total Investment in Real Estate and Partnerships                     $  713,000                      $    -
                                                                     ==========                      ======

THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996          Page 1 Part B


                        Column A                                                       Column E
------------------------------------------------------------------- -------------------------------------------------
                                                                                 Gross Amount at Which
                                                                    ............Carried at Close of Period........


                                                                                     Buildings and
                       Description                                     Land          Improvements       Total (2)
                       -----------                                     ----          ------------       ---------

RETAIL SHOPPING CENTERS:
       Regency Plaza, Sacramento, California                       $4,200,000       $ 6,906,000       $11,106,000
       University Village, Sacramento, California                     877,000         7,028,000         7,905,000
       TGIF Sunrise Hills, Citrus Heights, California                 450,000         1,086,000         1,536,000
       Sunrise Hills, Citrus Heights, California                    2,316,000         3,605,000         5,921,000
*      Totem Square, Kirkland, Washington                           3,175,000         4,195,000         7,370,000
*      Fulton Square, Sacramento, California                           Leased         1,215,000         1,215,000
                                                                    ----------       -----------       ----------

Total Retail Shopping Centers                                       1,018,000        24,035,000        35,053,000
                                                                    ----------       -----------       ----------

OFFICE BUILDINGS:
       One Sunrise Park, Rancho Cordova, California                   356,000         1,443,000         1,799,000
       16th and K Streets, Sacramento, California                     388,000         2,739,000         3,127,000
       Town Center Garden Office Park, Signal Hill, California      1,293,000         3,312,000         4,605,000
       Hurley Ethan Office Park I, Sacramento, California             410,000         1,707,000         2,117,000
       Hurley Ethan Office Park II, Sacramento, California            827,000         1,851,000         2,678,000
       3900 Lennane Drive, Sacramento, California                     427,000         1,482,000         1,909,000
                                                                    ----------       -----------       ----------

Total Office Buildings                                              3,701,000        12,534,000        16,235,000
                                                                    ----------       -----------       ----------

INDUSTRIAL BUILDINGS:
       11135 Trade Center Drive, Rancho Cordova, California           567,000         2,300,000         2,867,000
       11167 Trade Center Drive, Rancho Cordova, California           402,000           581,000           983,000
       Parkway Center, El Dorado Hills, California                    233,000         1,250,000         1,483,000
       Mallory Service Building, Walnut Creek, California             852,000           165,000         1,017,000
       Commerce Street, Corona, California                            132,000           267,000           399,000
       Consumer Circle, Corona, California                            128,000           258,000           386,000
       Pomona Road, Corona, California                                309,000           657,000           966,000
                                                                    ----------       -----------       ----------

Total Industrial Buildings                                          2,623,000         5,478,000         8,101,000
                                                                    ----------       -----------       ----------





                                                                        Column F          Column G     Column H      Column I
                                                                     ---------------    ------------- ----------- --------------



                                                                                                                   Life on Which
                                                                                                                  Depreciation in
                                                                                                                   Latest Income
                                                                        Accumulated        Date of       Date       Statement is
                       Description                                     Depreciation (3)   Construction   Acquired     Computed
                       -----------                                     ----------------   ------------   --------     --------

RETAIL SHOPPING CENTERS:
       Regency Plaza, Sacramento, California                            $       -            1986         5/85        31 Years
       University Village, Sacramento, California                          21,000            1975        12/86        32 Years
       TGIF Sunrise Hills, Citrus Heights, California                      35,000            1984         1/87        32 Years
       Sunrise Hills, Citrus Heights, California                          139,000            1981         1/89        34 Years
*      Totem Square, Kirkland, Washington                                       -            1981        11/90        40 Years
*      Fulton Square, Sacramento, California                                    -            1980         5/91        40 Years
                                                                        ---------

Total Retail Shopping Centers                                             195,000
                                                                        ---------

OFFICE BUILDINGS:
       One Sunrise Park, Rancho Cordova, California                       103,000            1982         8/83        24 Years
       16th and K Streets, Sacramento, California                          90,000            1987         8/87        33 Years
       Town Center Garden Office Park, Signal Hill, California            130,000            1983        12/87        33 Years
       Hurley Ethan Office Park I, Sacramento, California                       -            1978         4/88        34 Years
       Hurley Ethan Office Park II, Sacramento, California                137,000            1981         6/88        34 Years
       3900 Lenane Drive, Sacramento, California                           14,000            1984         5/88        34 Years
                                                                        ---------

Total Office Buildings                                                    474,000
                                                                        ---------

INDUSTRIAL BUILDINGS:
       11135 Trade Center Drive, Rancho Cordova, California               195,000            1984         5/88        34 Years
       11167 Trade Center Drive, Rancho Cordova, California                23,000            1984         5/88        34 Years
       Parkway Center, El Dorado Hills, California                         80,000            1985         1/88        33 Years
       Mallory Service Building, Walnut Creek, California                   5,000            1970        10/88        34 Years
       Commerce Street, Corona, California                                  3,000            1982         9/96        30 Years
       Consumer Circle, Corona, California                                  3,000            1981         9/96        30 Years
       Pomona Road, Corona, California                                      7,000            1981         9/96        30 Years
                                                                        ---------

Total Industrial Buildings                                                316,000
                                                                        ---------

                                                                     (Continued)

THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996          Page 2 Part B



                                    Column A                               Column E
----------------------------------------------------------------------------------------------------------------


                                                                     Gross Amount at Which
                                                .................Carried at Close of Period....................


                                                                         Buildings and
Description                                             Land              Improvements            Total (2)
-----------                                             ----              ------------            ---------

MINI-STORAGE FACILITIES:
       Burbank Mini-Warehouse,
         Santa Rosa, California                            475,000              1,004,000             1,479,000
       Downtown Mini Storage,
         Sacramento, California                             Leased              1,329,000             1,329,000
                                                     -------------          -------------         -------------

Total Mini-Storage Facilities                              475,000              2,333,000             2,808,000
                                                     -------------          -------------         -------------

LAND:
       Florin Perkins,
         Sacramento, California                             30,000                      -                30,000
                                                     -------------          -------------         -------------

Total Land                                                  30,000                      -                30,000
                                                     -------------          -------------         -------------

HOTELS:
       Chico Holiday Inn, Chico,
         california                                        480,000              2,719,000             3,199,000
       Sacramento Holiday Inn,
         Sacramento, California                          2,297,000              7,958,000            10,255,000
       Walnut Creek Holiday Inn,
         Walnut Creek, California                        1,099,000              2,618,000             3,717,000
                                                     -------------          -------------         -------------

Total Hotels                                             3,876,000             13,295,000            17,171,000
                                                     -------------          -------------         -------------

Total Investment in Real Estate                      $  21,723,000          $  57,675,000         $  79,398,000
                                                     =============          =============         =============

PARTNERSHIPS:
       CR Properties,
         Sacramento, California                      $           -          $          -          $           -
                                                     -------------          -------------         -------------

Total Investment in
   Partnerships                                      $           -          $          -          $           -
                                                     =============          =============         =============

Total Investment in Real Estate
  and Partnerships                                   $  21,723,000          $  57,675,000         $  79,398,000
                                                     =============          =============         =============



                                                             Column F            Column G     Column H           Column I
                                                        -------------------   -------------  --------------   --------------

                                                                                                             Life on Which
                                                                                                            Depreciation in
                                                                                                             Latest Income
                                                           Accumulated            Date of        Date         Statement is
Description                                               Depreciation (3)      Construction   Acquired         Computed
-----------                                              -------------------   -------------  --------------   --------------

MINI-STORAGE FACILITIES:
       Burbank Mini-Warehouse,
         Santa Rosa, California                                  42,000              1984        4/85           30 Years
       Downtown Mini Storage,
         Sacramento, California                                  44,000              1980        3/88           33 Years
                                                             ----------

Total Mini-Storage Facilities                                    86,000
                                                             ----------

LAND:
       Florin Perkins,
         Sacramento, California                                       -               n/a        6/91             n/a
                                                             ----------

Total Land                                                            -
                                                             ----------

HOTELS:
       Chico Holiday Inn, Chico,
         California                                             305,000           1972/1979      9/86           32 Years
       Sacramento Holiday Inn,
         Sacramento, California                                 432,000               1978       9/86           32 Years
       Walnut Creek Holiday Inn,
         Walnut Creek, California                               178,000               1987       3/85           33 Years
                                                             ----------

Total Hotels                                                    915,000
                                                             ----------

Total Investment in Real Estate                              $1,986,000
                                                             ==========

PARTNERSHIPS:
       CR Properties,
         Sacramento, California                              $        -
                                                             ----------

Total Investment in
   Partnerships                                              $        -
                                                             ==========

Total Investment in Real Estate
  and Partnerships                                           $1,986,000
                                                             ==========


(1) The Trust records impairment losses which represent the excess of the carrying value of individual properties over their estimated fair value. Various external factors, particularly the lack of credit available to purchasers of real estate and overbuilt real estate markets have adversely affected real estate and necessitated the adjustments. Improvements are shown net of impairment losses recognized to date.

(2) Represents total cost of assets after impairment losses recognized to date.

(3) The Trust adopted the provisions of SFAS 121 on January 1, 1996. At that date all recorded valuation losses and accumulated depreciation were combined with the cost of the assets; the resulting amount is accounted for as the new cost of the asset which is being depreciated over its new estimated useful life.

*        Denotes properties owned by CalREIT.

THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


Reconciliation of total real estate carrying values for the year ended December 31, 1996 and 1995, and the Transition Period are as follows:


                                                                      Year Ended              Year Ended
                                                                     December 31,            December 31,             Transition
                                                                         1996                    1995                   Period
                                                                     ------------            ------------             ----------
ASSET RECONCILIATION:
      Balance, beginning of period                                   $100,501,000            $114,579,000            $142,183,000

      Fresh start adjustment                                                   -                       -              (24,691,000)
                                                                     ------------            ------------            ------------

      Adjusted balance, beginning of period                           100,501,000             114,579,000             117,492,000

      Additions:

          Fair market value of assets acquired through
            foreclosure                                                 1,751,000                       -                       -

          Improvements                                                  2,514,000               2,465,000                 181,000

          Reclassification from other assets                                7,000                       -                       -

      Deductions:

          Real estate sold                                            (12,920,000)             (6,476,000)             (3,025,000)

          Foreclosures/insubstance foreclosures                        (3,181,000)             (2,967,000)                   -

          Valuation losses                                             (2,888,000)             (7,100,000)                (69,000)

          SFAS 121 adjustments  (1)                                    (6,386,000)                      -                       -
                                                                     ------------            ------------            ------------

      Balance, end of period                                        $  79,398,000            $100,501,000            $114,579,000
                                                                    =============            ============            ============



ACCUMULATED DEPRECIATION
  RECONCILIATION:
      Balance, beginning of period                                  $   6,001,000             $ 2,812,000            $ 31,746,000

      Fresh start adjustment                                                    -                       -             (29,728,000)
                                                                    -------------            ------------            ------------

      Adjusted beginning balance                                        6,001,000               2,812,000               2,018,000

      Additions:

          Depreciation                                                  2,439,000               3,292,000                 807,000

      Deductions:

          Accumulated depreciation on
            real estate sold                                              (68,000)               (103,000)                (13,000)

          SFAS 121 adjustments  (1)                                    (6,386,000)                      -                       -
                                                                    -------------            ------------            ------------

      Balance, end of period                                        $   1,986,000            $  6,001,000            $  2,812,000
                                                                    =============            ============            ============


(1) The Trust adopted the provisions of SFAS 121 on January 1, 1996. At that date all recorded valuation losses and accumulated depreciation were combined with the cost of the assets; the resulting amount is accounted for as the new cost of the asset.

THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Notes Receivable Collateralized by Deeds of Trust)
DECEMBER 31, 1996

                     Column A                  Column B        Column C                       Column D
                     --------                  --------        --------                       --------
                                                                 Final
                                               Interest        Maturity
                   Description                   Rate            Date                  Periodic Payment Terms
                  --------------              ----------       --------                ----------------------

FIRST DEEDS OF TRUST:

       Office/Retail Building, Fullerton,
         California                               9.50%          2004       Monthly principal and interest
                                                                            payments of $3,713
     * Retail Building, Tempe,
         Arizona                                  9.50%          2012       Monthly principal and interest
                                                                            payments of $9,249

SECOND DEEDS OF TRUST:

       Industrial Building, Corona,
         California                              11.00%          1993       Monthly interest only payments

       Commercial Office Building,
         San Francisco, California               11.50%          1996       Monthly interest only payments

     * Commercial Building, Tempe,
         Arizona                                  8.00%          2000       Monthly 4% interest only payments

     * Office/Retail Complex, Fountain                                      50% of excess cash flows applied to
         Valley, California                       7.63%          2014       interest and then principal



                                               Column E        Column F                 Column G                  Column H
                                               --------        --------    -------------------------------   ------------------

                                                                            Valuation Write     Carrying      Principal Amount of
                                                              Face Amount      Downs and        Amount of       Loans Subject to
                                                Prior          of Notes         Deferred          Notes       Delinquent Principal
                                                Liens         Receivable       Gains(2)       Receivable(1)       or Interest
                                               --------       ----------    ---------------   -------------    ------------------

FIRST DEEDS OF TRUST:

       Office/Retail Building, Fullerton,
         California                              N/A        $  415,000        $80,000            $335,000            None

     * Retail Building, Tempe,
         Arizona                                 N/A           889,000            -               889,000            None

SECOND DEEDS OF TRUST:

       Industrial Building, Corona,
         California                          $1,293,000         275,000        275,000                   -          $ 275,000

       Commercial Office Building,
         San Francisco, California            2,660,000         385,000            -               385,000            385,000

     * Commercial Building, Tempe,
         Arizona                                913,000         360,000        239,000             121,000            None

     * Office/Retail Complex, Fountain
         Valley, California                   6,623,000       6,454,000      5,888,000             566,000            None
                                            ---------------------------------------------------------------------------------

                                            $11,489,000      $8,778,000     $6,482,000          $2,296,000          $ 660,000
                                            =================================================================================


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

*        Denotes mortgages owned by CalREIT.

THE PEREGRINE REAL ESTATE TRUST AND SUBSIDIARY
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE


A summary of activity for note receivable collateralized by deeds of trust for the years ended December 31, 1996 and 1995, and the Transition Period are as follows:



                                                                       Year Ended       Year Ended
                                                                      December 31,     December 31,    Transition
                                                                         1996             1995           Period
                                                                      ------------     ------------    ----------

         Balance, beginning of period                                $ 14,627,000     $ 16,914,000     $ 15,804,000

               Additions:

                   New loans                                                  -          2,240,000        1,319,000

                   Recognition of deferred gain                            55,000           66,000           12,000

               Deductions:

                   Collections of principal                               (54,000)      (2,030,000)         (86,000)

                   Collections of principal from prepayments           (2,240,000)             -                -

                   Book value of notes receivable sold                 (8,892,000)             -                -

                   Book value of notes receivable foreclosed upon      (1,200,000)             -                -

                   Deductions from loss on prepayment
                     of notes receivable                                      -           (137,000)             -

                   Deductions from valuation losses
                     and deferred gains on notes receivable                   -         (2,426,000)        (135,000)

                                                                     ------------     ------------     ------------

         Balance, end of period                                      $  2,296,000     $ 14,627,000     $ 16,914,000
                                                                     ============     ============     ============

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 31, 1997                                /s/ Joseph M. Mock
-------------                                 --------------------------
    Date                                      Joseph M. Mock
                                              President, Chief Executive Officer
                                              and Principal Accounting Officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 31, 1997                                  /s/ John McMahan
--------------                                  --------------------------
     Date                                              John McMahan
                                                   Chairman of the Board

March 31, 1997                                  /s/ John F. Salmon
--------------                                  --------------------------
     Date                                             John F. Salmon
                                                   Secretary and Trustee

March 31, 1997                                  /s/ E. Lawrence Hill, Jr.
--------------                                  --------------------------
     Date                                          E. Lawrence Hill, Jr.
                                                         Trustee

March 31, 1997                                  /s/ Kenneth T. Seeger
--------------                                  --------------------------
     Date                                           Kenneth T. Seeger
                                                         Trustee

March 31, 1997                                  /s/ Roger D. Snell
--------------                                  --------------------------
     Date                                             Roger D. Snell
                                                         Trustee