Form 10-Q
period 1997-03-31
PEREGRINE REAL ESTATE TRUST
filed 1997-05-14
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes   X     No
     ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at May 5, 1997
------------------------------------              --------------------------
Common Shares of Beneficial Interest                       4,881,122

------------------------------------------------------------------------------

                         THE PEREGRINE REAL ESTATE TRUST
------------------------------------------------------------------------------

INDEX                                                                                                          PAGE
PART I.           FINANCIAL INFORMATION

                  Item 1:           Financial Statements

                                    Balance Sheets -
                                        March 31, 1997 and December 31, 1996                                      1

                                    Statements of Operations -
                                        For the Three Months Ended
                                        March 31, 1997 and 1996                                                 2-3

                                    Statements of Cash Flows -
                                        For the Three Months Ended
                                        March 31, 1997 and 1996                                                   4

                                    Notes to Financial Statements                                              5-13

                  Item 2:           Management's Discussion and Analysis of
                                        Financial Condition and Results of Operations                         14-22


PART II.          OTHER INFORMATION

                  Item 6:           Exhibits and Reports on Form 8-K                                          23-24

                          PART I: FINANCIAL INFORMATION

                         THE PEREGRINE REAL ESTATE TRUST
                                 BALANCE SHEETS

                                                                                        MARCH 31,              DECEMBER 31,
                                                                                          1997                    1996
                                                                                       (UNAUDITED)             (AUDITED)
                                                                                       -----------             ---------
                               ASSETS
INVESTMENTS:
     Rental properties, net of accumulated depreciation of $2,672,000 and
         $1,986,000 at March 31, 1997 and December 31, 1996, respectively               $ 68,443,000         $  77,412,000
     Notes receivable, net of deferred gains of $80,000 and $319,000
         at March 31, 1997 and December 31, 1996, respectively                               718,000             2,296,000
     Marketable securities available-for-sale                                                     --            14,115,000
                                                                                        ------------         -------------

                                                                                          69,161,000            93,823,000

Cash                                                                                       4,627,000             5,972,000
Restricted cash                                                                              994,000               986,000
Rents, accrued interest and other receivables, net of allowance of $129,000
     and $1,153,000 at March 31, 1997 and December 31, 1996, respectively                  1,086,000             1,706,000
Other assets                                                                               1,590,000             2,239,000
                                                                                        ------------         -------------

         Total assets                                                                   $ 77,458,000         $ 104,726,000
                                                                                        ============         =============

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
     Long-term notes payable, collateralized by deeds of trust on
         rental properties                                                              $ 27,018,000         $  32,263,000
     Senior Lender Group Notes Payable                                                    28,889,000            44,467,000
     Line of credit                                                                        8,000,000             8,583,000
     Accounts payable and accrued liabilities                                              2,918,000             3,446,000
     Other liabilities                                                                       278,000               343,000
                                                                                        ------------         -------------

         Total liabilities                                                                67,103,000            89,102,000
                                                                                        ------------         -------------


Commitments and contingencies (Note 12 to financial statements)

Minority interest                                                                                 --             5,759,000
                                                                                        ------------         -------------

Redeemable Convertible Preferred Stock: 25,000,000 shares authorized; 14,424,000 and 14,073,000 shares issued and outstanding at March 31, 1997 and December
     31, 1996, respectively; net of unaccreted discount of $1,818,000 and
     $1,881,000 at March 31, 1997 and December 31, 1996, respectively;
     liquidation preference of $28,848,000 and $28,146,000 at March 31, 1997 and
     December 31, 1996,
     respectively                                                                         27,030,000            26,265,000
                                                                                        ------------         -------------

Common Shares of Beneficial Interest:  50,000,000 shares authorized; 4,881,000
     shares outstanding                                                                   13,356,000            13,356,000
Unrealized holding gains on marketable securities                                                 --               (22,000)
Accumulated deficit                                                                      (30,031,000)          (29,734,000)
                                                                                        ------------         -------------

         Total liabilities and shareholders' equity (deficit)                           $ 77,458,000         $ 104,726,000
                                                                                        ============         =============



                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               1997                  1996
                                                               ----                  ----
REVENUES:
     Hotel                                                  $ 3,322,000         $ 3,187,000
     Rent                                                     2,310,000           2,954,000
     Interest                                                    86,000             379,000
                                                            -----------         -----------
                                                              5,718,000           6,520,000
                                                            -----------         -----------

EXPENSES:
     Hotel operating expenses                                 2,482,000           2,624,000
     Commercial property operating expenses                     671,000             993,000
     Commercial and hotel property management                   163,000             218,000
     Depreciation and amortization                              760,000             780,000
     Interest                                                 1,500,000           2,033,000
     General and administrative                                 708,000           1,615,000
                                                            -----------         -----------
                                                              6,284,000           8,263,000
                                                            -----------         -----------

         Loss before gain on foreclosure or sale
           of investments, valuation losses,
           extraordinary item and minority interest            (566,000)         (1,743,000)

Gain on foreclosure or sale of investments, net               1,012,000             299,000
                                                            -----------         -----------

         Income (loss) before valuation losses,
           extraordinary item and minority interest             446,000          (1,444,000)

Valuation losses                                                     --          (1,685,000)
                                                            -----------         -----------

         Income (loss) before extraordinary item and
           minority interest                                    446,000          (3,129,000)

Extraordinary item, forgiveness of debt                          22,000                  --
                                                            -----------         -----------

         Income (loss) before minority interest                 468,000          (3,129,000)

Minority interest                                                    --            (105,000)
                                                            -----------         -----------

         Net income (loss)                                  $   468,000         $(3,234,000)
                                                            ===========         ===========





                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                      STATEMENTS OF OPERATIONS - CONTINUED
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           1997                1996
                                                           ----                ----
Loss per Common Share of Beneficial Interest:

Net income (loss)                                       $   468,000         $(3,234,000)

Preferred stock dividends, net of discounts                (664,000)           (599,000)

Accretion of discounts on Preferred Stock                  (101,000)            (82,000)
                                                        -----------         -----------

Net loss attributable to Common Shares of
     Beneficial Interest                                $  (297,000)        $(3,915,000)
                                                        ===========         ===========

Loss per Common Share of Beneficial Interest
     before extraordinary item                          $     (0.07)        $     (0.80)

Extraordinary item per Common Share of
     Beneficial Interest                                       0.01                  --
                                                        -----------         -----------

Net loss per share attributable to Common Shares
     of Beneficial Interest                             $     (0.06)        $     (0.80)
                                                        ===========         ===========

Weighted average number of Common Shares of
     Beneficial Interest outstanding                      4,881,000           4,881,000


                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   1997                   1996
                                                                                   ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $    468,000            $(3,234,000)
                                                                           ------------            -----------
     Adjustments to reconcile net income (loss) to net cash
              (used in) provided by operating activities:
         Interest and fees added to principal balance of debt                        --              1,102,000
         Depreciation and amortization                                          760,000                780,000
         Gain on foreclosure or sale of investments                          (1,012,000)              (299,000)
         Minority interest in net income                                             --                105,000
         Extraordinary item, forgiveness of debt                                (22,000)                    --
         Valuation losses                                                            --              1,685,000
     Changes in other assets and liabilities:
         Increase in rents, accrued interest and other
              receivables                                                       (56,000)               (29,000)
         Increase in other assets                                              (241,000)              (315,000)
         (Decrease) increase in accounts payable and
           accrued liabilities                                                 (181,000)               825,000
         Increase (decrease) in other liabilities                                 5,000               (185,000)
                                                                           ------------            -----------
         Total adjustments to net income (loss)                                (747,000)             3,669,000
                                                                           ------------            -----------
              Net cash (used in) provided by operating activities              (279,000)               435,000
                                                                           ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments                                       20,222,000                     --
     Improvements to rental properties                                         (330,000)              (654,000)
     Purchase of office equipment                                               (16,000)                    --
     Principal collections on notes receivable                                    2,000                 17,000
                                                                           ------------            -----------
              Net cash provided by (used in) investing activities            19,878,000               (637,000)
                                                                           ------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term notes payable                              (77,000)               (30,000)
     Principal (payments) borrowings on Line of Credit, net                    (583,000)             1,850,000
     Principal payments on Senior Lender Group Notes Payable                (15,578,000)                    --
     Increase in restricted cash                                                 (8,000)            (1,250,000)
                                                                           ------------            -----------
              Net cash (used in) provided by financing activities           (16,246,000)               570,000
                                                                           ------------            -----------

Net increase in unrestricted cash                                             3,353,000                368,000
Unrestricted cash, beginning of period                                        5,972,000              5,079,000
Less unrestricted cash, beginning of period, attributable to CalREIT          (4,698,000)(1)                 --
                                                                           ------------            -----------

Unrestricted cash, end of period                                           $  4,627,000            $ 5,447,000
                                                                           ============            ===========


 (1) Amount is deducted to reflect Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997.

                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1.       Organization and Basis of Presentation

                                  Organization

        The Peregrine Real Estate Trust ("Peregrine") was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973, and pursuant to a Plan of Reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code was reorganized under a Restated Declaration of Trust dated October 7, 1994 (the "Effective Date"). Commencing September 1, 1993, Peregrine became self-administered. Peregrine's obligation of approximately $80,000,000 to a group of secured lenders (the "Senior Lender Group") was satisified by the Plan by the issuance to the Senior Lender Group of 52% of the Common Shares of Beneficial Interest, Redeemable Convertible Preferred Stock ("Preferred Stock") in the original face amount of $22,500,000, which carries a dividend of 10% per annum and notes payable in the original face amount of $40,000,000 which bears interest at 8.5% per annum (the "Senior Lender Group Notes Payable").

         At March 31, 1997, Peregrine owned nineteen commercial properties located primarily in the Sacramento area, three hotel properties located in Northern California, a partnership interest and three mortgage notes secured by real property. Peregrine's 76% stock ownership interest in the California Real Estate Investment Trust ("CalREIT") was sold on January 3, 1997, for $20,222,000 in cash.

                              Basis of Presentation

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust's Annual Report on Form 10-K.

         The accompanying unaudited financial statements as of and for the three months ended March 31, 1997 reflect the accounts of Peregrine. The accompanying audited balance sheet as of December 31, 1996 and unaudited statements of operations and cash flows for the three months ended March 31, 1996 reflect the consolidated accounts of Peregrine and its former majority-owned subsidiary CalREIT, in which Peregrine had a 76% stock ownership interest until January 3, 1997, when it was sold for $20,222,000 in cash.

         Herein, Peregrine and CalREIT, on a consolidated basis, are referred to as the "Trust".

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1.       Organization and Basis of Presentation, continued

                                    Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts or assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                Reclassifications

         Certain reclassifications have been made in the presentation of the 1996 financial statements to conform to the 1997 presentation.


2.       Investments in Rental Properties, Notes Receivable and Partnerships

         At March 31, 1997, 3900 Lennane Drive with a total carrying value of $1,895,000 was classified as "held-for-sale". At December 31, 1996, 3900 Lennane Drive and CalREIT's two directly owned properties with total carrying values of $1,895,000 and $8,585,000, respectively, were classified as "held-for-sale".

         At March 31, 1997, no notes receivable were classified as "held-for-sale". At December 31, 1996, all notes receivable directly owned by CalREIT with a carrying value of $1,576,000, were classified as "held-for-sale".

         At March 31, 1997 and December 31, 1996, Peregrine was a partner in CR Properties, a general partnership, in which Peregrine owns a 50% interest. CR Properties is a limited partner in a partnership which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's financial statements for the three month periods ended March 31, 1997 and 1996, as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt. Peregrine's investment in CR Properties had a carrying value of $0 at March 31, 1997 and December 31, 1996.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


2. Investments in Rental Properties, Notes Receivable and Partnerships, continued

         At March 31, 1997 and December 31, 1996, the Trust's investments are recorded at reorganization value net of accumulated depreciation and amortization and impairment losses ("valuation losses") recognized since the Effective Date, unless they are CalREIT's investments, in which case they are carried at cost, net of accumulated depreciation and amortization and impairment losses recognized. The valuation allowances for possible investment losses recorded through March 31, 1997 and December 31, 1996, represent the excess of the carrying value of individual assets over their appraised or estimated fair value (less estimated selling costs if "held-for-sale").

         During the three month period ended March 31, 1997, the Trust reported no valuation losses. During the three month period ended March 31, 1996, the Trust reported total valuation losses of $1,685,000, which were attributable to an impairment in the value of CalREIT's Fulton Square Shopping Center in Sacramento, California ($295,000) and an impairment in the value of Peregrine's Placer Ranch partnership investment ($1,390,000), which was sold in July 1996.


3.       Investments in Marketable Securities

         At March 31, 1997, the Trust had $0 invested in marketable securities. At December 31, 1996, the Trust had $14,115,000 invested in U.S. Government Agency mortgage-backed securities classified as "available-for-sale", all of which were held by CalREIT.


4.       Restricted Cash

         At March 31, 1997 and December 31, 1996, cash of $994,000 and $986,000, respectively, was restricted. Such funds, which represent the balance of the net proceeds from the sale of certain assets of Peregrine, are being held in an escrow account for the benefit of the Senior Lender Group.


5.       Long-Term Notes Payable

         At March 31, 1997 and December 31, 1996, the Trust had long-term notes payable, other than the Senior Lender Group Notes Payable and the Line of Credit, of $27,018,000 and $32,263,000, respectively. Most of the long-term notes payable are collateralized by first deeds of trust on rental properties, with an aggregate net book value of $31,228,000 and $38,695,000, at March 31, 1997 and December 31, 1996, respectively.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


5.       Long-Term Notes Payable, continued

         During 1996, Peregrine's office building located at 3900 Lennane Drive, Sacramento, California continued to be vacant despite efforts to lease the property. In addition, management continued its efforts to either sell the property or restructure the debt due to negative cash flow resulting from the required debt service payments (including tax impounds) of approximately $25,000 per month. All efforts to lease or sell the property or restructure the debt to a manageable level failed. As a result, in February 1997, after consent from both the Senior Lender Group and Foothill Capital Corporation (the lender on the Line of Credit), Peregrine ceased debt service payments. In March 1997, Peregrine was notified that the lender has initiated judicial foreclosure proceedings against the note. The unpaid balance of the note at the time of default was approximately $2,493,000, of which approximately $2,380,000 is subject to recourse.


6.       Related-Party Transactions

         Peregrine and CalREIT are both self-administered. During the three month period ended March 31, 1997, Peregrine charged CalREIT $1,600 for direct services provided by Peregrine employees based upon computed hourly rates, including salary, taxes, and benefits. During 1996, Peregrine and CalREIT shared certain costs, including personnel costs, for which CalREIT reimbursed Peregrine pursuant to a cost allocation agreement based respective asset values. The cost allocation agreement between Peregrine and CalREIT was terminated in January 1997, following Peregrine's sale of its 76% stock ownership interest in CalREIT. During the three month period ended March 31, 1996, reimbursable costs charged by Peregrine to CalREIT approximated $71,000.

         At March 31, 1997 and December 31, 1996, Peregrine had amounts due from CalREIT aggregating $1,600 and $31,000, respectively.

         Peregrine utilized the services of certain of its independent Trustees in connection with its analysis of alternative operating strategies, asset dispositions and day-to-day management activities. In connection with the consulting services performed, the following amounts were paid to such Trustees

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


6.       Related-Party Transactions, continued

(or affiliated companies) during the three month periods ended March 31, 1997 and 1996, in addition to the quarterly and meeting fees paid to the Trustees:

                                                           For the Three Months Ended
                                                                    March 31,
                                                              1997           1996
                                                              ----           ----
The McMahan Group (John McMahan, Trustee)                   $    --        $ 9,000
John F. Salmon, Trustee                                     $ 3,000        $11,000
The Presidio Group (Kenneth T. Seeger, Trustee)             $50,000        $ 9,000
Hickey & Hill, Inc. (E. Lawrence Hill, Jr., Trustee)        $ 5,000        $    --



7.       Gain on Foreclosure or Sale of Investments

         Components of the gain on foreclosure or sale of investments for the three month periods ended March 31, 1997 and 1996 were as follows:

                                        For the Three Months Ended
                                                 March 31,
                                           1997             1996
                                           ----             ----

         Components

Sale of Investment in CalREIT           $1,012,000        $     --
Sale of Redfield Commerce Center                --         299,000
                                        ----------        --------

                                        $1,012,000        $299,000
                                        ==========        ========


On January 3, 1997, the date on which Peregrine sold its investment in CalREIT, the book value of Peregrine's investment in CalREIT was $18,733,000. CalREIT was sold for $20,222,000 in cash, with $477,000 in related selling costs incurred, resulting in a gain of $1,012,000.

In March 1996, CalREIT sold the Redfield Commerce Center. The book value of the property was on the date of the transaction was $734,000. The Redfield Commerce Center was sold for $1,118,000 with $76,000 in related selling costs and $9,000 in liabilities applied towards the selling price, resulting in a gain of $299,000.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


8.       Extraordinary item, forgiveness of debt

           Peregrine benefited from a forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings of $22,000 during the three month period ended March 31, 1997.


9.       Statement of Cash Flows Supplemental Information

In connection with the sale and foreclosure of properties and notes receivable the Trust entered into various non-cash transactions as follows:

                                           For the Three Months Ended
                                          March 31,            March 31,
                                            1997               1996
                                            ----               ----
Sales price less selling costs        $             --        $ 1,033,000
Amount due from buyer                               --         (1,033,000)
                                      ----------------        -----------

Net cash received                     $             --        $        --
                                      ================        ===========


         One parcel of land located in Sacramento with a carrying value of $30,000 was sold at a county public auction during the three month period ended March 31, 1997. No gain or loss was recorded on this transaction, as the carrying value of the land was equal to the carrying value of the liabilities.

         Two parcels of land located in Sacramento with a carrying value of $82,000 were returned to the bond holder in lieu of foreclosure during the three month period ended March 31, 1996. No gain or loss was recorded on this transaction, as the carrying value of the land was equal to the carrying value of the liabilities.

         CalREIT's Casa Grande Motor Inn, which was collateralized by notes payable of $3,089,000, was foreclosed upon during the quarter ended March 31, 1996. The carrying value of the assets was equal to the carrying value of the debt; therefore, no gain or loss on foreclosure was recorded.

         Additionally, on March 31, 1997 and 1996, Peregrine issued Redeemable Convertible Preferred Stock in the face amounts of $702,000 and $643,000, respectively, as payment in kind for the dividends then due on the outstanding Preferred Stock. On March 31, 1996, Interest Deferral Notes at 8.5% per annum in the principal amount of $933,000 were issued as payment in kind for the interest then due on the Senior Lender Group Notes.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


9.       Statement of Cash Flows Supplemental Information, continued

         During the three month period ended March 31, 1996, the outstanding balance on the Line of Credit was increased by $169,000, for interest and expenses incurred.

         Cash paid for interest during the three month periods ended March 31, 1997 and 1996, was $1,566,000 and $962,000, respectively.


10.      Per Share Data

         Per share data for the three month periods ended March 31, 1997 and 1996, were computed in conformity with the provisions of Accounting Principles Board Opinion 15 ("APB 15"). In accordance with APB 15, the earnings per share calculation includes all dilutive Common Shares of Beneficial Interest equivalents, based on stock options outstanding during the period (using the treasury stock method). There were 86,666 and 53,332 stock options outstanding at March 31, 1997 and 1996, respectively; however, stock options had an antidilutive effect on earnings per share and accordingly were excluded from all earnings per share computations.

         The weighted average number of shares used in the computation was 4,881,000 during the three month periods ended March 31, 1997 and 1996.


11.      Distributions

         No cash distributions were made to the holders of Common Shares of Beneficial Interest during the three month periods ended March 31, 1997 and 1996.

         Under the terms of the agreements with respect to the Senior Lender Group Notes, Peregrine is substantially restricted from and does not anticipate making any distributions to shareholders in the foreseeable future.

12.      Commitments and contingencies

                              Unused Line of Credit

         At March 31, 1997, $600,000 of the Line of Credit, the maximum amount of which is $8,600,000, was unused.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


12.      Commitments and contingencies, continued

                                   Litigation

         At March 31, 1997, Peregrine was a party to a number of lawsuits. Most involved ordinary disputes common in the real property management business and amounts immaterial to the overall financial position of Peregrine.

         At March 31, 1997, Peregrine was a defendant in a case filed by MDC REIT Holdings, L.L.C. ("MDC") in California state court, on December 24, 1996. MDC alleges that Peregrine breached a certain stock purchase agreement pursuant to which Peregrine was to have sold to MDC certain shares of the Common Shares of Beneficial Interest of CalREIT that were owned by Peregrine. MDC is seeking damages it allegedly incurred in excess of $900,000, and recovery of its attorney fees, costs, and interest. Management believes, and has been advised by its counsel, that MDC's claims are without merit. Peregrine has answered the complaint, denying any breach of the stock purchase agreement and asserting numerous affirmative defenses to MDC's claims. The financial statements do not include an accrual for any losses related to the complaint.

               Financial Status of The Peregrine Real Estate Trust

The following matters raise substantial doubt about Peregrine's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   - Subsequent to its emergence from bankruptcy on October 7, 1994, Peregrine has incurred cumulative losses through March 31, 1997, of approximately $23,000,000.

   - At March 31, 1997, Peregrine estimates that additional capital expenditures of approximately $1,700,000 are necessary to refurbish the three hotel properties, of which approximately $1,400,000 are required to be completed during 1997 in order to comply with Holiday Inn franchise requirements. As a result of not completing the required refurbishments within the time frame specified by Holiday Inn, Peregrine received a 30-day notice of default under the Holiday Inn License Agreements (the "Notice of Default") for its Chico and Sacramento hotels in February 1997. Management has negotiated with Holiday Inn and has obtained an extension of time to June 15, 1997 with respect to the Chico Holiday Inn, and an extension of time to August 15, 1997 with respect to the Sacramento Holiday Inn, in which to complete the refurbishments required. Should the refurbishments not be completed within the time frame established by Holiday Inn or not meet Holiday Inn's requirements, the License Agreements could be terminated on or after June 15, 1997 with respect to the Chico Holiday Inn and August 15, 1997 with respect to the Sacramento Holiday Inn, which could constitute events of default under the Line of Credit and Senior Lender Group Notes and could result in termination fees of approximately $500,000 and $800,000 for Chico and Sacramento, respectively. Management has developed an action plan to complete the required refurbishments which are currently underway. As a result of the sale of its 76% ownership interest in CalREIT on January 3, 1997, Peregrine believes it has the necessary resources to complete the required refurbishments.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


12.      Commitments and contingencies, continued

         Financial Status of The Peregrine Real Estate Trust, continued


   - Peregrine was required to begin paying interest in cash to its Senior Lender Group in November 1996 and estimates that payments in 1997 will be approximately $2,500,000.

   -     The Line of Credit matures on October 7, 1997.

   - At March 31, 1997, Peregrine was in compliance with the Line of - Credit's Tangible Net Worth Covenant; however, it is anticipated that prior to the October 7, 1997 maturity date of the Line of Credit, Peregrine will be unable to meet the financial covenant due to anticipated net losses.

   - At March 31, 1997, Peregrine was a defendant in a case filed by MDC REIT Holdings, L.L.C. ("MDC") in California state court, on December 24, 1996, as described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition, as a result of Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997, operating and financial results for the three months ended March 31, 1997 represent results of Peregrine only; operating and financial results for the three months ended March 31, 1996 represent the results of Peregrine and CalREIT on a consolidated basis. Historical results set forth are not necessarily indicative of the future financial position and results of operations of Peregrine.

In addition to historical information, the Form 10-Q contains forward-looking statements such as those pertaining to Peregrine's ability to fund its operations or otherwise satisfy capital requirements, both in the short and long term; to undertake property repairs, maintenance, improvements, refurbishments, or other capital expenditures; and to negotiate satisfactory terms with creditors, licensors, franchisors, or others. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause results and future events to differ materially from those set forth or contemplated in the forward-looking statements: increased interest rates and operating costs, deteriorating market conditions affecting occupancy or lease rates, difficulties in finding buyers for property dispositions, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate laws, real property taxes, and governmental regulation, as well as general economic trends and the factors discussed herein. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. Peregrine assumes no obligation to update forward-looking statements. Readers should refer to Peregrine's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.


Overview

During the quarter ended March 31, 1997, management of Peregrine continued to concentrate on the operating strategy developed in 1996 to maximize the income stream from the commercial and hotel properties and to dispose of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources available. Pursuant to this strategy, management continued its efforts to improve the physical and operating condition of its commercial and hotel properties by completing repairs and deferred maintenance on the commercial properties, developing and implementing plans to complete the required refurbishments at the hotel properties, controlling property expenses and improving both occupancy levels and collections of rent. On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT for $20,222,000 in cash, a premium of approximately $1,500,000 over the book value of Peregrine's CalREIT shares. Peregrine was unable to reach an agreement with the Senior Lender Group as to alternative uses of the sales proceeds. As a result, 80% of the net sales proceeds were used to reduce outstanding obligations to the Senior Lender Group, as required, and the balance is being used for operating purposes, as discussed below. On March 20, 1997, several members of the Senior Lender Group notified Peregrine that they intended to nominate four alternative candidates for election as trustees of Peregrine at the annual meeting.

At March 31, 1997 Peregrine believes the following factors have adversely affected, and in the future, could adversely affect its financial condition, results of operations and liquidity:

   - The capital structure of Peregrine resulting from the confirmed Plan of Reorganization, including the leverage resulting from the Senior Lender Group Notes, the first mortgage debt and the Preferred Stock, plus the associated present and future debt service and dividend obligations;

   - The additional $1,400,000 in estimated capital improvements required to be complete the refurbishments of Peregrine's three hotel properties in accordance with Holiday Inn franchise standards, that if not completed, will result in the termination of the Holiday Inn License Agreements and will have a material adverse affect on hotel operations;

   - Peregrine's general and administrative expenses, including costs associated with its estimated 16,000 shareholder base and the ongoing costs of being a public company;

   - The limited sources and amount of funds currently available to Peregrine from operations, its revolving Line of Credit, which matures on October 7, 1997, and from property dispositions, after payment of associated indebtedness, and the inability of Peregrine to raise capital from third parties in light of, among other things, its debt and capital structure, operating history and contingent liabilities; and

   - The overall lack of synergy and investment quality of Peregrine's real estate portfolio.

Comparison of the Three Months Ended March 31, 1997 to the Three Months Ended March 31, 1996

Net Income of $468,000 was reported by Peregrine for the three months ended March 31, 1997, an increase of $3,702,000, or 114%, from the net loss of $3,234,000 for the three months ended March 31, 1996. The increase for the three months ended March 31, 1997, is primarily the result of an increase in gains on the foreclosure or sale of investments of $713,000, a decrease in expenses of $1,979,000, and a decrease in valuation losses of $1,685,000.

Revenues

Total revenues were $5,718,000 during the three months ended March 31, 1997, down $802,000, or 12%, from total revenues of $6,520,000 during the three months ended March 31, 1996.

Hotel Revenues. Hotel revenue increased $135,000, or 4%, to $3,322,000 for the three months ended March 31, 1997, up from $3,187,000 for the three months ended March 31, 1996. The increase is attributable to an overall increase in hotel revenue at the Sacramento and Walnut Creek Holiday Inns of $354,000, primarily resulting from increased room occupancy and room rates; offset by an overall decrease in hotel revenue at the Chico Holiday Inn of $219,000, primarily resulting from decreased room occupancy.

Rental Revenues. Rental revenue decreased $644,000, or 22%, to $2,310,000 for the three months ended March 31, 1997, down from $2,954,000 for the three months ended March 31, 1996. The decrease is attributable to the absence of $569,000 in rental revenues from CalREIT, which was sold on January 3, 1997; the absence of $169,000 in rental revenues from the Sierra Oaks Shopping Center, which was sold in April 1996; and the absence of $28,000 in rental revenues from the Timberlake Medical Building, which was sold in August 1996; offset by $62,000 in rental revenues from the Corona, California properties, which were obtained in September 1996 through the foreclosure of a note; and an overall combined increase of $60,000 in rental revenues from all other commercial properties in Peregrine's portfolio.

Interest Revenue. Interest revenue decreased $293,000, or 77%, from $379,000 for the three months ended March 31, 1996, to $86,000 for the three months ended March 31, 1997. The decrease is attributable to the absence of $302,000 in interest revenue from CalREIT, which was sold on January 3, 1997; and a decrease of $44,000 in interest revenue from mortgage notes due to the payoff of a $2,240,000 note in June 1996; offset by an increase in interest revenue on cash accounts resulting from an increased cash balance.

Total Expenses

Total expenses were $6,284,000 during the three months ended March 31, 1997, down $1,979,000, or 24%, from total expenses of $8,263,000 during the three months ended March 31, 1996.

Operating Expenses. Operating expenses for the hotels decreased $142,000, or 5%, from $2,624,000 during the three months ended March 31, 1996, to $2,482,000 during the three months ended March 31, 1997. The decrease is attributable to the absence of $118,000 in operating expenses at the Park Terrace Inn in Redding, California, due to the sale of the hotel in October 1996; and a decrease of $59,000 in operating expenses at the Chico Holiday Inn primarily a result of decreased occupancy; offset by an overall combined increase in operating expenses of $35,000 at the Sacramento and Walnut Creek Holiday Inns resulting from increased occupancy.

Operating expenses for the commercial properties decreased $322,000, or 32%, to $671,000 during the three months ended March 31, 1997, down from $993,000 during the three months ended March 31, 1996. The decrease is attributable to the absence of $148,000 in operating expenses for CalREIT, which was sold on January 3, 1997; the absence of $61,000 in operating expenses at the Sierra Oaks Shopping Center, which was sold in April 1996; the absence of $26,000 in operating expenses at the Timberlake Medical Building, which was sold in August 1996; and an overall combined decrease of $102,000 in operating expenses at all other commercial properties in Peregrine's portfolio; offset by an increase of $15,000 in operating expenses at the Corona, California properties, which were obtained in September 1996 through the foreclosure of a note.

Commercial and Hotel Property Management Fees. Commercial and hotel property management fees decreased $55,000, or 25%, from $218,000 for the three months ended March 31, 1996, to $163,000 for the three months ended March 31, 1997. The decrease is attributable to the absence of $27,000 in management fees for CalREIT, which was sold on January 3, 1997; the absence of $6,000 in management fees at the Sierra Oaks Shopping Center, which was sold in April 1996; the absence of $1,000 in management fees at the Timberlake Medical Building, which was sold in August 1996; an overall combined decrease of $8,000 in management fees at all other commercial in Peregrine's portfolio resulting from decreased cash collections; the absence of $9,000 in management fees at the Park Terrace Inn in Redding, California, which was sold in October 1996; and a decrease in management fees of $19,000 at the Chico Holiday Inn as a result of decreased hotel revenues; offset by an overall combined increase in management fees at the Sacramento and Walnut Creek Holiday Inns of $15,000 resulting from an overall increase in hotel revenues.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $20,000, or 3%, to $760,000 for the three months ended March 31, 1997, down from $780,000 for the three months ended March 31, 1996. The decrease is attributable to the absence of $5,000 in depreciation from CalREIT, which was sold on January 3, 1997; the absence of $17,000 in depreciation on assets at the Timberlake Medical Building, which was sold in August 1996; and the absence of $35,000 in depreciation on assets at Park Terrace Inn in Redding, California, which was sold in October 1996; offset by $10,000 in depreciation of the Corona, California properties, which were obtained in September 1996 through the foreclosure of a note; and an overall combined increase of $27,000 in depreciation at all other commercial and hotel properties resulting from increases in building and tenant improvements and lease commissions.

Interest Expense. Interest expense decreased $533,000, or 26%, from $2,033,000 for the three months ended March 31, 1996, to $1,500,000 for the three months ended March 31, 1997. The decrease is primarily attributable to the absence of $137,000 in interest expense from CalREIT, which was sold January 3, 1997; the absence of $118,000 in interest expense on the first mortgage note on the Sierra Oaks Shopping Center, which was paid in full when the subject property was sold in April 1996; the absence of $11,000 in interest expense on the first mortgage note on the Timberlake Medical Building, which was paid in full when the subject property was sold in August 1996; the absence of $45,000 in interest expense on the first mortgage note on the Park Terrace Inn in Redding, California, which was paid in full when the subject property was sold in October 1996; and a decrease in interest expense on the Senior Lender Group Notes of $301,000 due to a reduction in the balance of notes which is primarily attributable to the application of $15,578,000 in net proceeds from the sale of CalREIT on January 3, 1997; offset by an increase in interest expense on the Line of Credit of $56,000 due to an increase in the balance outstanding; and an increase of $30,000 in interest expense on the first mortgage note on the 3900 Lennane Drive property, resulting from an increase in principal due to the deferral of interest in 1996.

General and Administrative Expenses. General and administrative expenses decreased $907,000, or 56%, from $1,615,000 for the three months ended March 31, 1996, to $708,000 for the three months ended March 31, 1997. The decrease is primarily attributable to the absence of $342,000 in general and administrative expenses attributable to CalREIT, which was sold on January 3, 1997; a reduction in Peregrine's general and administrative expenses due to the absence of $250,000 in fees to its investment banker which were incurred in 1996 and not incurred in 1997; a reduction in salaries and wages of $213,000, which represents the severance pay for Peregrine's former Chief Executive Officer which was incurred in 1996 and not incurred in 1997; and an overall reduction in salaries and wages of $47,000 due to a reduction in staffing.

Many of the administrative costs to service Peregrine's large shareholder base and to meet public regulatory requirements are fixed costs. As a result, Peregrine expects its general and administrative expenses to continue to be disproportionately high compared to the size of its asset base.

Gain on Foreclosure or Sale of Investments

During the three months ended March 31, 1997, Peregrine recorded total gains on the foreclosure or sale of investments of $1,012,000, as compared to total gains on the foreclosure or sale of investments of $299,000 during the three months ended March 31, 1996. In 1997, the amount is comprised of the gain recorded upon the sale of CalREIT on January 3, 1997. At the time of the transaction, the book value of Peregrine's investment in CalREIT was $18,733,000. CalREIT was sold for $20,222,000 in cash, with $477,000 in related selling costs incurred, resulting in a gain of $1,012,000. The 1996 amount is comprised of a gain recorded by CalREIT on the sale of its Redfield Commerce Center.

Valuation Losses

During the three months ended March 31, 1997, Peregrine recorded no valuation losses. During the three months ended March 31, 1996, $1,685,000 in valuation losses were recorded. The 1996 amount was comprised of a $1,390,000 valuation loss recorded by Peregrine against its former Placer Ranch Partnership Investment and a $295,000 valuation loss recorded by CalREIT against its Fulton Square Shopping Center in Sacramento, California.

Extraordinary Item, Forgiveness of Debt

During the three months ended March 31, 1997, Peregrine benefited from a forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings of $22,000. No such amount was recorded during the three months ended March 31, 1996.

Dividends

Peregrine made no cash distributions during the three months ended March 31, 1997 or 1996. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

Property Operations

Commercial Property Operations. At March 31, 1997 and March 31, 1996, overall weighted occupancy levels by commercial property type were as follows:

                                                                            Overall Occupancy
                      Property Type                           March 31, 1997          March 31, 1996
                      -------------                           --------------          --------------
Retail Shopping Centers                                             82%                    81%
Office Buildings                                                    79%                    67%
Industrial Buildings                                                92%                    75%
Mini-Storage Facilities                                             92%                    92%
CalREIT Properties                                                  N/A                    91%


The weighted average occupancy level is calculated by multiplying the occupancy by square footage and dividing the total by the total square footage in the portfolio. The overall weighted average occupancy for Peregrine's commercial portfolio (excluding CalREIT) as of March 31, 1997 was 85% and as of March 31, 1996 was 76%.

The increases in occupancy levels at Peregrine's retail shopping centers, office buildings, and industrial buildings noted above are the result of management's continued efforts to improve the physical and operating condition of the properties and improvements in the Sacramento area market where the majority of Peregrine's commercial properties are located.

In addition, during the quarter ended March 31, 1997, management continued its efforts to lease or sell the property or restructure the associated first mortgage debt on the property located at 3900 Lennane Drive in Sacramento, California, which has been vacant since late 1994 and has negative cash flow in excess of the debt service payments of $25,000 per month; however, all such efforts failed, and early in 1997 management and the Board of Trustees made the decision to cease debt service payments and allow the lender to foreclose on the subject property. In February 1997, after consent from both the Senior Lender Group and Foothill Capital Corporation (the lender on the Line of Credit), Peregrine ceased debt service payments and was notified in March 1997, that the lender had initiated judicial foreclosure proceedings.

Hotel Operations. Overall weighted average occupancy at the hotels during the three months ended March 31, 1997 and 1996 was as follows:

                                                                        Overall Occupancy
                          Hotel                                    1997                    1996
                          -----                                    ----                    ----
Holiday Inn Chico                                                  52%                     87%
Holiday Inn Sacramento                                             73%                     72%
Holiday Inn Walnut Creek                                           73%                     61%


Throughout the first quarter of 1997, substantial attention remained on completing the required improvements at the hotel properties and increasing both occupancy levels and room rates.

Dispositions

On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT to a third party, CalREIT Investors Limited Partnership, for $20,222,000 in cash, or $2.91 per share of CalREIT previously held by Peregrine.

As a result of the sale of CalREIT on January 3, 1997, all assets, liabilities and shareholders' equity (deficit) attributable to CalREIT included in the balance sheet at December 31, 1996 were eliminated as follows: the investment in rental properties decreased $8,585,000; the investment in notes receivable decreased $1,576,000; the investment in marketable securities available-for-sale decreased $14,115,000; unrestricted cash decreased $4,698,000; rents, accrued interest and other receivables decreased $707,000; other assets decreased $355,000; long-term notes payable collateralized by deed of trust on rental properties decreased $5,169,000; accounts payable and accrued liabilities decreased $295,000; other liabilities decreased $70,000; minority interest decreased $5,759,000; and the unrealized holding losses on marketable securities decreased $22,000. In addition, at the time of the sale, $32,000 due to Peregrine from CalREIT was recorded as a receivable. Of the $20,222,000 in proceeds received from the sale of CalREIT, $15,631,000 was required to be paid to the Senior Lender Group as payment of principal and accrued interest on the Senior Lender Group Notes Payable; the remaining $4,591,000 is held in cash and available to Peregrine for operations.

Liquidity and Capital Resources

Peregrine had $4,627,000 in unrestricted cash at March 31, 1997, compared to $5,972,000 in unrestricted cash at December 31, 1996, of which $4,698,000 was held by CalREIT at December 31, 1996 and unavailable to Peregrine for operating, working capital, or other purposes. During the three months ended March 31, 1997, Peregrine's principal source of funds was from operating income, principal and interest payments on mortgage notes receivable, and proceeds from the sale of CalREIT. At March 31, 1997, $600,000 remained available on the Line of Credit.

Debt service paid on Peregrine's first mortgage notes totaled $683,000 during the three months ended March 31, 1997. Total debt service requirements on first mortgage notes in 1997 are approximately $2,903,000. Interest paid on the Senior Lender Group Notes during the three months ended March 31, 1997 totaled $746,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 1997 currently estimated at $2,456,000, based on $28,889,000 principal outstanding.

At March 31, 1997, Peregrine's short and long term cash commitments include approximately $1,700,000 in remaining capital expenditures to complete the refurbishment of its hotel properties; the maturity of the Line of Credit in October 1997; debt service payments on its first mortgage notes of approximately $2,903,000 per year; interest on its Senior Lender Group Notes currently estimated at $2,456,000 per year; cash dividend payments of approximately $3,300,000 per year on the Preferred Stock commencing in October 1998; and repayment of principal on the Senior Lender Group Notes in October 2000. It is presently anticipated that Peregrine will be unable to pay the Preferred Stock dividends in cash commencing in October 1998, and as a result the Preferred Stock will automatically convert to Common Shares of Beneficial Interest in accordance with the Preferred Stock Agreement, thereby substantially diluting the ownership interests of current holders of Common Shares of Beneficial Interest.

Based on cash flows from operations, its revolving Line of Credit, and its 20% share of the net proceeds received from its disposition of its 76% stock ownership interest in CalREIT on January 3, 1997, Peregrine anticipates that it will be able to fund its day-to-day business operations, and meet its debt service obligations on its first mortgage notes and Senior Lender Group Notes through the end of 1997. Management plans to seek an extension of the maturity date on its Line of Credit, with its current lender; however, if unable to do so, management will seek an alternative source from which to obtain a new operating line of credit. Peregrine's Line of Credit contains a financial covenant, among others, which requires that Peregrine maintain a specific tangible net worth, as defined in the Agreement, measured on a fiscal quarter-end basis. While Peregrine was in compliance with the covenant at March 31, 1997, it is anticipated that prior to the October 7, 1997 maturity date of the Line of Credit, Peregrine will be unable to meet the financial covenant due to anticipated net losses, and will require a waiver in relation to the covenant from the lender. Failure to renew or obtain a new operating line of credit would have a material adverse affect on the financial position and operations of Peregrine. Management also expects to be able to fund the refurbishments at its three hotel properties from existing resources; absent this expenditure and timely completion of the refurbishments, two of the hotel properties will lose their Holiday Inn licenses, the result of which will be a decline in occupancy levels and room rental rates, which would have a material adverse impact on Peregrine's overall financial performance.

Peregrine experienced a net increase in unrestricted cash of $3,353,000 for the three months ended March 31, 1997 as compared to a net increase in unrestricted cash of $368,000 for the three months ended March 31, 1996, a difference of $2,985,000. For the three months ended March 31, 1997 cash (used in) operating activities was $279,000, down $714,000 from cash provided by operating activities of $435,000 during the comparable period in 1996, which is primarily attributable to increased cash interest payments as a result of interest on the Senior Lender Group Notes being paid in cash commencing November 1, 1996. Cash provided by investing activities during the three months ended March 31, 1997 was $19,878,000 up from cash (used in) investing activities of $637,000 during the three months ended March 31, 1996, an increase of $20,515,000. The increase is primarily attributable to proceeds received from the sale of CalREIT. Cash (used in) financing activities was $16,246,000 during the three months ended March 31, 1997, as compared to cash provided by financing activities of $570,000 during the three months ended March 31, 1996, an increased use of $16,816,000, which is primarily attributable to the required payments made on the Senior Lender Group Notes from the proceeds of CalREIT and payments made on the Line of Credit.

Significant Changes in the Economic Environment

Changing interest rates are not expected to have a significant effect on Peregrine's operations in 1997, as most of Peregrine's debt obligations are at fixed interest rates. The effect on inflation on Peregrine's operations and properties is varied. In recent years, rental rates and real estate values have decreased which has had a material impact both on revenues and asset values; however, in 1996 and during the first quarter of 1997, the real estate market showed increases in both rental rates and real estate values; therefore, the effect of inflation is not expected to have a significant effect on Peregrine's operations in 1997.

                           PART II. OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K


                  (a)  Exhibits

                  Number                                      Description

                  3.1(a) Restated Declaration of Trust of The Peregrine Real Estate Trust (1)

                  3.1(b)            Bylaws of The Peregrine Real Estate Trust
                                    (1)

                  10.1 Second Amended and Restated Note Agreement dated September 27, 1994, by and among Commonwealth Equity Trust, the Noteholders named therein, and The Prudential Insurance Company of America as Agent for the Noteholders (1)

                  10.2 Loan and Security Agreement dated October 6, 1994, between Commonwealth Equity Trust and Foothill Capital Corporation (1)

                  10.3 Redeemable Convertible Preferred Stock Purchase Agreement dated as of October 1, 1994, by and among The Peregrine Real Estate Trust, Pacific Mutual Life Insurance Company, The Prudential Insurance Company of America, PRUCO Life Insurance Company, ORIX USA Corporation, Weyerhaeuser Company Master Retirement Trust, TCW Special Credits Fund IV, TCW Special Credits Plus Fund, TCW Special Credits Trust IV, and TCW Special Credits Trust IVA (1)

                  10.4 Registration Rights Agreement dated as of October 1, 1994, by and among The Peregrine Real Estate Trust, Pacific Mutual Life Insurance Company, The Prudential Insurance Company of America, PRUCO Life Insurance Company, ORIX USA Corporation, Weyerhaeuser Company Master Retirement Trust, TCW Special Credits Fund IV, TCW Special Credits Plus Fund, TCW Special Credits Trust IV, and TCW Special Credits Trust IVA (1)

                  10.5 Third Amended Plan of Reorganization of Commonwealth Equity Trust (2)

                  10.6 Stock Purchase Agreement, dated as of January 3, 1997, by and between The Peregrine Real Estate Trust and CalREIT Investors Limited Partnership (3)

                  10.7 The Peregrine Real Estate Trust Trustee Stock Option Plan (4)

                  10.8              Form of Indemnification Agreement (4)

                  10.9 The Peregrine Real Estate Trust Trustee Stock Option Plan (5)

                  10.10 Employment Agreement between The Peregrine Real Estate Trust and Joseph M. Mock, dated June 1, 1996 (5)

                  10.11 First Amendment to Employment Agreement between The Peregrine Real Estate Trust and Joseph M. Mock, dated December 1, 1996 (5)

                  10.12 Second Amendment to Employment Agreement between The Peregrine Real Estate Trust and Joseph M. Mock, dated April 30, 1997

                  27                Financial Data Schedule



(1) Incorporated herein by reference to Peregrine's Report on Form 8-K dated October 7, 1994.

(2) Incorporated herein by reference to Peregrine's Report on Form 8-K dated August 25, 1994.

(3) Incorporated herein by reference to Peregrine's Report on Form 8-K dated January 17, 1997.

(4) Incorporated herein by reference to Peregrine's Report on Form 10-Q for period ended September 30, 1996.

(5) Incorporated herein by reference to Peregrine's Report on Form 10-K for the year ended December 31, 1996.


                  (b)  Reports on Form 8-K

                  Peregrine filed a Current Report on Form 8-K on January 17, 1997, reporting under Item 2 of such Form, the execution and consummation of a Stock Purchase Agreement, dated as of January 3, 1997, by and between The Peregrine Real Estate Trust and CalREIT Investors Limited Partnership.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE PEREGRINE REAL ESTATE TRUST




May 14, 1997                                  /s/Joseph M. Mock
------------                                  -----------------
   Date                                       Joseph M. Mock
                                              Chief Executive Officer
                                              and  Principal Accounting Officer

                                 EXHIBIT INDEX

    Exhibit
      No.                          Description
    -------                        -----------

    10.12                    Second Amendment to Employment Agreement

    27                       Financial Data Schedule