Form 10-Q
period 1997-06-30
PEREGRINE REAL ESTATE TRUST
filed 1997-08-14
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________ to __________________

Commission file number 0-9097

                         The Peregrine Real Estate Trust
             (Exact name of registrant as specified in its charter)

                California                                      94-2255677
(State or other jurisdiction of incorporation              (I.R.S. Employer
           or organization)                                Identification No.)

1300 Ethan Way, Suite 200, Sacramento, CA                        95825
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (916) 929-8244
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  [X]    No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at August 5, 1997
------------------------------------          -----------------------------
Common Shares of Beneficial Interest                    4,881,122

                         THE PEREGRINE REAL ESTATE TRUST


INDEX                                                                          PAGE
-----                                                                          ----

PART I.  FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Balance Sheets -
                      June 30, 1997 and December 31, 1996                         1

                  Statements of Operations -
                      For the Three Months and Six Months Ended
                      June 30, 1997 and 1996                                    2-3

                  Statements of Cash Flows -
                      For the Six Months Ended
                      June 30, 1997 and 1996                                      4

                  Notes to Financial Statements                              5 - 16

         Item 2:  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         17 - 28


PART II.  OTHER INFORMATION

        Item 4:   Submission of Matters to a Vote of Security Holders            29

        Item 6:   Exhibits and Reports on Form 8-K                          30 - 31

                                PART I: FINANCIAL INFORMATION

                               THE PEREGRINE REAL ESTATE TRUST
                                        BALANCE SHEETS


                                                                                          JUNE 30,             DECEMBER 31,
                                                                                            1997                   1996
                                                                                        -------------         -------------
                                                                                         (UNAUDITED)            (AUDITED)
                      ASSETS
INVESTMENTS:
    Rental properties, net of accumulated depreciation of $3,381,000 and
        $1,986,000 at June 30, 1997 and December 31, 1996, respectively                 $  68,077,000         $  77,412,000
    Notes receivable, net of deferred gains of $79,000 and $319,000 at
        June 30, 1997 and December 31, 1996, respectively                                     713,000             2,296,000
    Marketable securities available-for-sale                                                     --              14,115,000
    Restricted marketable securities available-for-sale                                       183,000                  --
                                                                                        -------------         -------------

                                                                                           68,973,000            93,823,000

Cash                                                                                        4,004,000             5,972,000
Restricted cash                                                                               108,000               986,000
Rents, accrued interest receivable, net of allowance of $45,000 and
    $1,153,000 at June 30, 1997 and December 31, 1996, respectively                         1,192,000             1,706,000
Other assets                                                                                1,580,000             2,239,000
                                                                                        -------------         -------------

        Total assets                                                                    $  75,857,000         $ 104,726,000
                                                                                        =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
    Long-term notes payable, collateralized by deeds of trust on
        rental properties                                                               $  26,649,000         $  32,263,000
    Senior Lender Group Notes Payable                                                      27,999,000            44,467,000
    Line of credit                                                                          8,000,000             8,583,000
    Accounts payable and accrued liabilities                                                2,351,000             3,446,000
    Other liabilities                                                                         284,000               343,000
                                                                                        -------------         -------------

                                                                                           65,283,000            89,102,000

Commitments and contingencies (Note 12 to financial statements)

Minority interest                                                                                --               5,759,000
                                                                                        -------------         -------------

Redeemable Convertible Preferred Stock: 25,000,000 shares authorized; 14,789,000 and 14,073,000 shares issued and outstanding at June 30, 1997 and December
    31, 1996, respectively; net of unaccreted discount of $1,751,000 and
    $1,881,000 at June 30, 1997 and December 31, 1996, respectively; liquidation preference of $29,578,000 and $28,146,000 at June 30, 1997 and December 31,
    1996,
    respectively                                                                           27,827,000            26,265,000
                                                                                        -------------         -------------

Common Shares of Beneficial Interest:  50,000,000 shares authorized; 4,881,000
    shares outstanding                                                                     13,356,000            13,356,000
Unrealized holding losses on marketable securities available-for-sale                            --                 (22,000)
Accumulated deficit                                                                       (30,609,000)          (29,734,000)

        Total liabilities and shareholders' equity (deficit)                            $  75,857,000         $ 104,726,000
                                                                                        =============         =============


                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                                 1997             1996              1997               1996
                                                             ------------     ------------      ------------      ------------

REVENUES:
    Hotel                                                    $  3,604,000     $  3,180,000      $  6,926,000      $  6,367,000
    Commercial Properties                                       2,457,000        2,857,000         4,754,000         5,808,000
    Interest                                                       89,000          345,000           175,000           724,000
    Other                                                         272,000           39,000           285,000            42,000
                                                             ------------     ------------      ------------      ------------
                                                                6,422,000        6,421,000        12,140,000        12,941,000
                                                             ------------     ------------      ------------      ------------

EXPENSES:
    Hotel operating expenses                                    2,561,000        2,593,000         5,043,000         5,217,000
    Commercial property operating expenses                        712,000        1,027,000         1,383,000         2,020,000
    Hotel and commercial property management                      233,000          196,000           396,000           414,000
    Depreciation and amortization                                 802,000          655,000         1,562,000         1,435,000
    Interest                                                    1,475,000        2,096,000         2,975,000         4,129,000
    General and administrative                                    848,000        1,473,000         1,556,000         3,088,000
                                                             ------------     ------------      ------------      ------------
                                                                6,631,000        8,040,000        12,915,000        16,303,000
                                                             ------------     ------------      ------------      ------------

        Loss before gain on foreclosure
          or sale of investments, valuation losses,
          extraordinary item and minority interest               (209,000)      (1,619,000)         (775,000)       (3,362,000)

Gain on foreclosure or sale of investments                        110,000          233,000         1,122,000           532,000
                                                             ------------     ------------      ------------      ------------

        (Loss) income before valuation losses,
          extraordinary item and minority interest                (99,000)      (1,386,000)          347,000        (2,830,000)

Valuation losses                                                     --           (559,000)             --          (2,244,000)
                                                             ------------     ------------      ------------      ------------

        (Loss) income before extraordinary item and
          minority interest                                       (99,000)      (1,945,000)          347,000        (5,074,000)

Extraordinary item - debt forgiveness                             318,000             --             340,000              --
                                                                                                ------------      ------------

        Income (loss) before minority interest                    219,000       (1,945,000)          687,000        (5,074,000)

Minority interest                                                    --             51,000              --             (54,000)
                                                             ------------     ------------      ------------      ------------

        Net income (loss)                                    $    219,000     $ (1,894,000)     $    687,000      $ (5,128,000)
                                                             ============     ============      ============      ============



                       See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                      STATEMENTS OF OPERATIONS - CONTINUED
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                                JUNE 30,
                                                            1997                1996                1997               1996
                                                        -----------         -----------         -----------         -----------


Loss per Common Share of Beneficial Interest:

Net income (loss)                                       $   219,000         $(1,894,000)        $   687,000         $(5,128,000)

Preferred Stock dividends, net of discounts                (690,000)           (616,000)         (1,354,000)         (1,216,000)

Accretion of discounts on Preferred Stock                  (107,000)            (87,000)           (208,000)           (168,000)
                                                        -----------         -----------         -----------         -----------

Net loss attributable to Common Shares of
    Beneficial Interest                                 $  (578,000)        $(2,597,000)        $  (875,000)        $(6,512,000)
                                                        ===========         ===========         ===========         ===========

Loss per Common Share of Beneficial Interest
    before extraordinary item                           $     (0.18)        $     (0.53)        $     (0.25)        $     (1.33)


Extraordinary item per Common Share of
    Beneficial Interest                                        0.06                0.00                0.07                0.00
                                                        -----------         -----------         -----------         -----------

Net loss per share attributable to Common Shares
    of Beneficial Interest                              $     (0.12)        $     (0.53)        $     (0.18)        $     (1.33)
                                                        ===========         ===========         ===========         ===========

Weighted average number of Common Shares of
    Beneficial Interest outstanding                       4,881,000           4,881,000           4,881,000           4,881,000


                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                1997                    1996
                                                                            ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $    687,000            $ (5,128,000)
                                                                            ------------            ------------
    Adjustments to reconcile net income (loss) to net cash
           (used in) provided by operating activities:
        Interest and fees added to principal balance of debt                        --                 2,306,000
        Depreciation and amortization                                          1,562,000               1,435,000
        Gain on foreclosure or sale of investments                            (1,122,000)               (532,000)
        Minority interest in net income                                             --                    54,000
        Extraordinary item, forgiveness of debt                                 (340,000)                   --
        Valuation losses                                                            --                 2,244,000
    Changes in other assets and liabilities:
        (Increase) decrease in rents, accrued interest and other
           receivables                                                          (162,000)                115,000
        Increase in other assets                                                (321,000)               (450,000)
        (Decrease) increase in accounts payable and
          accrued liabilities                                                   (433,000)                198,000
        Increase (decrease) in other liabilities                                  11,000                  50,000
                                                                            ------------            ------------
        Total adjustments to net income (loss)                                  (805,000)              5,420,000
                                                                            ------------            ------------
           Net cash (used in) provided by operating activities                  (118,000)                292,000
                                                                            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investments                                         20,332,000              14,125,000
    Purchase of marketable securities                                           (498,000)            (11,993,000)
    Principal collections on marketable securities                               315,000                    --
    Improvements to rental properties                                           (673,000)             (1,477,000)
    Purchase of office equipment                                                 (16,000)                   --
    Principal collections on notes receivable                                      7,000                  31,000
                                                                            ------------            ------------
           Net cash provided by investing activities                          19,467,000                 686,000
                                                                            ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term notes payable                               (446,000)                (53,000)
    Principal (payments) borrowings on Line of Credit, net                      (583,000)              2,338,000
    Principal payments on Senior Lender Group Notes Payable                  (16,468,000)               (585,000)
    Increase (decrease) in restricted cash                                       878,000              (2,840,000)
                                                                            ------------            ------------
           Net cash used in financing activities                             (16,619,000)             (1,140,000)
                                                                            ------------            ------------

Net increase (decrease) in unrestricted cash                                   2,730,000                (162,000)
Unrestricted cash, beginning of period                                         5,972,000               5,079,000
Less unrestricted cash, beginning of period, attributable to CalREIT          (4,698,000)(1)                --
                                                                            ------------            ------------

Unrestricted cash, end of period                                            $  4,004,000            $  4,917,000
                                                                            ============            ============


(1) Amount is deducted to reflect Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997.

                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS


1.      Organization and Basis of Presentation

                                  Organization

        The Peregrine Real Estate Trust ("Peregrine") was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973, and pursuant to a plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code was reorganized under a Restated Declaration of Trust dated October 7, 1994 (the "Effective Date"). Commencing September 1, 1993, Peregrine became self-administered. Peregrine's obligation of approximately $80,000,000 to a group of secured lenders (the "Senior Lender Group") was satisfied by the Plan by the issuance of 52% of the Common Shares of Beneficial Interest, Redeemable Convertible Preferred Stock ("Preferred Stock") in the original face amount of $22,500,000, which carries a dividend of 10% per annum and notes payable in the original face amount of $40,000,000, which bears interest at 8.5% per annum (the "Senior Lender Group Notes Payable").

        At June 30, 1997, Peregrine owned nineteen commercial properties located primarily in the Sacramento area, three hotel properties located in Northern California, a partnership interest and two mortgage notes secured by real property. Peregrine's 76% stock ownership interest in the California Real Estate Investment Trust ("CalREIT") was sold on January 3, 1997, for $20,222,000 in cash.

                              Basis of Presentation

        The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended June 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust's Annual Report on Form 10-K.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS


1.      ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED

                        BASIS OF PRESENTATION, CONTINUED

        The accompanying unaudited financial statements as of and for the three and six months ended June 30, 1997 reflect the accounts of Peregrine. The accompanying audited balance sheet as of December 31, 1996, unaudited statements of operations for the three and six months ended June 30, 1996 and unaudited statements cash flows for the six months ended June 30, 1996 reflect the consolidated accounts of Peregrine and its former majority-owned subsidiary CalREIT, in which Peregrine had a 76% stock ownership interest until January 3, 1997, when it was sold for $20,222,000 in cash.

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


2.      INVESTMENTS IN RENTAL PROPERTIES, NOTES RECEIVABLE AND PARTNERSHIPS

        At June 30, 1997, no rental properties were classified as "held-for-sale". At December 31, 1996, 3900 Lennane Drive and CalREIT's two directly owned properties with total carrying values of $1,895,000 and $8,585,000, respectively, were classified as "held-for-sale".

        At June 30, 1997, no notes receivable were classified as "held-for-sale". At December 31, 1996, all notes receivable directly owned by CalREIT with a carrying value of $1,576,000, were classified as "held-for-sale".

                               THE PEREGRINE REAL ESTATE TRUST
                                NOTES TO FINANCIAL STATEMENTS


2.      INVESTMENTS IN RENTAL PROPERTIES, NOTES RECEIVABLE AND PARTNERSHIPS,
        CONTINUED

        At June 30, 1997 and December 31, 1996, Peregrine was a partner in CR Properties, a general partnership, in which Peregrine owns a 50% interest. CR Properties is a limited partner in a partnership which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's financial statements for the three and six month periods ended June 30, 1997 and 1996, as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt. Peregrine's investment in CR Properties had a carrying value of $0 at June 30, 1997 and December 31, 1996. On July 3, 1997, the general partner of CR Properties notified Peregrine that an offer to buy the subject office building in Sacramento had been received. Under the terms of the partnership agreement, Peregrine, the limited partner, has the first right of refusal to acquire the property. Peregrine is currently evaluating its options of either purchasing the property or selling the first right of refusal.

        At June 30, 1997 and December 31, 1996, the Trust's investments are recorded at reorganization value net of accumulated depreciation and amortization and impairment losses ("valuation losses") recognized since the Effective Date, unless they are CalREIT's investments, in which case they are carried at cost, net of accumulated depreciation and amortization and impairment losses recognized. The valuation allowances for possible investment losses recorded through June 30, 1997 and December 31, 1996, represent the excess of the carrying value of individual assets over their appraised or estimated fair value (less estimated selling costs if "held-for-sale").

        During the six month period ended June 30, 1997, the Trust reported no valuation losses. During the six month period ended June 30, 1996, the Trust reported total valuation losses of $2,244,000, which were attributable to an impairment in the value of CalREIT's Fulton Square Shopping Center in Sacramento, California ($559,000), an impairment in the value of Peregrine's Timberlake Medical Building in Sacramento, California ($295,000), which was sold in August 1996, and an impairment in the value of Peregrine's Placer Ranch partnership investment ($1,390,000), which was sold in July 1996.


3.      INVESTMENTS IN MARKETABLE SECURITIES

        At June 30, 1997, Peregrine had $183,000 invested in marketable securities, which were restricted. The funds represent a portion of an indemnity trust fund (the "Indemnity Trust Fund") which was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third party trustee, is restricted as to use for a period of three years ending May 29, 2000, as defined in the Indemnity Trust Agreement. At December 31, 1996, the Trust had $14,115,000 invested in U.S. Government Agency mortgage-backed securities classified as "available-for-sale", all of which were held by CalREIT.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS


3.      INVESTMENTS IN MARKETABLE SECURITIES, CONTINUED

        At June 30, 1997, the Trust's "available-for-sale" securities consisted of the following:

                                                                                Unrealized      Estimated
                                                   Cost            Gains          Losses        Fair Value
                                                 --------        --------       ----------      ----------
Ford Motor Credit Corporation
    Commercial Paper, interest at 5.400%,
    due July 2, 1997                             $100,000        $   --          $   --          $100,000

US Treasury Note, interest at 5.875%,
    due July 31, 1997                              16,000            --              --            16,000

US Treasury Note, interest at 6.000%,
    due August 31, 1997                            17,000            --              --            17,000

US Treasury Note, interest at 5.750%,
    due September 30, 1997                         17,000            --              --            17,000

US Treasury Note, interest at 5.750%,
    due October 31, 1997                           16,000            --              --            16,000

US Treasury Note, interest at 6.000%,
    due November 30, 1997                          17,000            --              --            17,000
                                                 --------        --------        --------        --------

                                                 $183,000        $   --          $   --          $183,000
                                                 ========        ========        ========        ========


4.      Restricted Cash

        At June 30, 1997 and December 31, 1996, cash of $108,000 and $986,000, respectively, was restricted. Such funds represent the cash balance of the Indemnity Trust Agreement discussed above in Note 3, and the balance of the net proceeds from the sale of certain Peregrine assets, which is being held in an escrow account for the benefit of the Senior Lender Group.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

5.      LONG-TERM NOTES PAYABLE

        At June 30, 1997 and December 31, 1996, the Trust had long-term notes payable, other than the Senior Lender Group Notes Payable and the Line of Credit, of $26,649,000 and $32,263,000, respectively. Most of the long-term notes payable are collateralized by first deeds of trust on rental properties, with an aggregate net book value of $31,026,000 and $38,695,000, at June 30, 1997 and December 31, 1996, respectively.

        During 1996 and 1997, Peregrine's office building located at 3900 Lennane Drive continued to be vacant despite efforts to lease the property. In addition, management continued its efforts to either sell the property or restructure the debt due to negative cash flow resulting from the required debt service payments (including tax impounds) of approximately $25,000 per month. In February 1997, after all efforts to lease or sell the property or restructure the debt to a manageable level failed, Peregrine ceased debt service payments. In March 1997, Peregrine was notified that the lender had initiated judicial foreclosure proceedings against the note. In June 1997, Peregrine's new management team performed an in depth analysis of the property and determined that the asset should be retained by Peregrine for investment purposes. Based upon this, management negotiated with the lender for a discounted payoff of the note, accrued interest and other obligations. On June 30, 1997, an agreement was reached with the lender whereby Peregrine would purchase the note and related obligations at a discount. On June 30, 1997, a $100,000 good faith deposit was paid to the lender, with the remaining purchase price paid on July 3, 1997. The difference between the purchase price and the unpaid balance of the note, accrued interest and other obligations at the time of restructuring was approximately $318,000, which was recorded as income from forgiveness of debt during the quarter ended June 30, 1997. Management is currently performing minor improvements at the property and is concentrating its efforts on leasing the vacant building.


6.      RELATED-PARTY TRANSACTIONS

        Peregrine and CalREIT are both self-administered. During the six month period ended June 30, 1997, Peregrine charged CalREIT $1,600 for direct services provided by Peregrine employees based upon computed hourly rates, including salary, taxes, and benefits. During 1996, Peregrine and CalREIT shared certain costs, including personnel costs, for which CalREIT reimbursed Peregrine pursuant to a cost allocation agreement based respective asset values. The cost allocation agreement between Peregrine and CalREIT was terminated in January 1997, following Peregrine's sale of its 76% stock ownership interest in CalREIT. During the six month period ended June 30, 1996, reimbursable costs charged by Peregrine to CalREIT approximated $130,000.

        At June 30, 1997 and December 31, 1996, Peregrine had amounts due from CalREIT aggregating $7,000 and $31,000, respectively.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS


6.      RELATED-PARTY TRANSACTIONS, CONTINUED

        Peregrine utilized the services of certain of its former independent Trustees during the six month periods ended June 30, 1997 and 1996 in connection with its analysis of alternative operating strategies, asset dispositions and day-to-day management activities. In addition, certain of the former independent Trustees were paid for time incurred in connection with a lawsuit filed against Peregrine by MDC REIT Holdings, L.L.C. In connection with the consulting services performed, the following amounts were paid to such Trustees (or affiliated companies) during the six month periods ended June 30, 1997 and 1996, in addition to the quarterly and meeting fees paid to the Trustees:

                                                                      For the Six Months Ended
                                                                              June 30,
                                                                        1997           1996
                                                                      -------        ---------

The McMahan Group (John McMahan, former Trustee)                      $ 1,000        $46,000
John McMahan, former Trustee                                          $  --          $68,000(1)
John F. Salmon, former Trustee                                        $ 6,000        $29,000
The Presidio Group (Kenneth T. Seeger, former Trustee)                $65,000        $15,000
Hickey & Hill, Inc. (E. Lawrence Hill, Jr., former Trustee)           $ 5,000        $  --

(1) Amount represents salary received for serving as Peregrine's interim CEO for the period January 15 through May 31, 1996.


7.      GAIN ON FORECLOSURE OR SALE OF INVESTMENTS

        Components of the gain on foreclosure or sale of investments for the three and six month periods ended June 30, 1997 and 1996 were as follows:

                                              For the Three Months Ended               For the Six Months
                                                      June  30,                              June 30,
                                               1997               1996               1997               1996
                                            ----------        -----------         -----------        -----------
        Components
Sale of Corona Sherman Note                 $ 110,000$               --           $   110,000        $      --
Sale of Investment in CalREIT                     --                 --             1,012,000               --
Sale of Bekins Storage Facility                   --             (164,000)               --             (164,000)
Sale of Sierra Oaks Shopping Center               --              (63,000)               --              (63,000)
Sale of Pavilions at Mesa Note                    --              430,000                --              430,000
Sale of Spacesaver Mini-Storage Note              --               30,000                --               30,000
Sale of Redfield Commerce Center                  --                 --                  --              299,000
                                            ----------        -----------         -----------        -----------

                                            $  110,000        $   233,000         $ 1,122,000        $   532,000
                                            ==========        ===========         ===========        ===========

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS


7.      GAIN ON FORECLOSURE OR SALE OF INVESTMENTS, CONTINUED

        In June 1997, Peregrine sold a $275,000 face value note collateralized by a second deed of trust on real property in Corona, California to the borrower for $110,000. The book value of the note was $0, resulting in the recognition of a $110,000 gain.

        On January 3, 1997, the date on which Peregrine sold its investment in CalREIT, the book value of Peregrine's investment in CalREIT was $18,733,000. CalREIT was sold for $20,222,000 in cash, with $477,000 in related selling costs incurred, resulting in a gain of $1,012,000.

        No gain or loss was recorded in June 1996, upon the early payoff of Peregrine's mortgage note in the face value of $2,240,000, as the book value of the note was equal to the face value of the note, which was paid in full.

        In May 1996, CalREIT sold the Bekins Storage Facility. The book value of the property on the date of the transaction was $3,103,000. The Bekins Storage Facility was sold for $3,125,000 with $139,000 in related selling costs and $47,000 in liabilities applied towards the selling price, resulting in a loss of $164,000.

        During the second quarter of 1996, CalREIT sold two mortgage notes collateralized by deeds of trust on real property. One note, which was collateralized by a first deed of trust on an office/commercial building in Phoenix, Arizona, was sold for $6,735,000 with $141,000 in selling costs. The book value of the note on the date of the sale was $6,164,000; resulting in a gain of $430,000. The second note, which was collateralized by second deed of trust on a commercial building in Pacheco, California, had a book value of $546,000 on the transaction date and was sold $592,000. Selling costs of $16,000 were incurred in connection with the sale, resulting in a gain of $30,000.

        In April 1996, Peregrine sold the Sierra Oaks Shopping Center for $6,000,000. Selling costs of $219,000 were incurred in connection with the sale and $5,040,000 in liabilities were applied towards the sales price. The book value of the property on the transaction date was $5,844,000. A loss of $63,000 was recorded in connection with the sale of the Sierra Oaks Shopping Center.

        In March 1996, CalREIT sold the Redfield Commerce Center. The book value of the property on the date of the transaction was $734,000. The Redfield Commerce Center was sold for $1,118,000 with $76,000 in related selling costs and $9,000 in liabilities applied towards the selling price, resulting in a gain of $299,000.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS


7.      GAIN ON FORECLOSURE OR SALE OF INVESTMENTS, CONTINUED

        No gains or losses were recorded in 1997 or 1996, upon Peregrine's transfer of vacant land parcels to the bondholders or upon the foreclosure of CalREIT's Casa Grande Motor Inn in February 1996, as the value of the respective properties was equal to the value of the corresponding debt.

8.      EXTRAORDINARY ITEM, FORGIVENESS OF DEBT

        On June 30, 1997, Peregrine entered into an agreement with the lender on the 3900 Lennane Drive property to purchase the outstanding mortgage obligations (note, accrued interest and other liabilities). On the date of the agreement, the total obligations owing were in excess of the purchase price by approximately $318,000, resulting in a discount of $318,000, which was recorded as income from debt forgiveness.

        Peregrine benefited from a forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings of $22,000 during the three month period ended March 31, 1997.

9.      STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

In connection with the sale and foreclosure of rental properties and notes receivable the Trust entered into various non-cash transactions as follows:

                                                    For the Six Months
                                                         June  30,
                                                  1997               1996
                                             ------------        ------------

Sales price less selling costs               $    110,000        $ 19,220,000
Notes payable assumed by buyer or
    paid through escrow                              --            (4,976,000)
Other liabilities assumed by buyer or
    applied to the sale price                        --              (119,000)
                                             ------------        ------------

        Net cash received                    $    110,000        $ 14,125,000
                                             ============        ============

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS


9.      STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION, CONTINUED

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

        Additionally, on March 31 and June 30, 1997, Peregrine issued Redeemable Convertible Preferred Stock in the face amounts of $702,000 and $729,000, respectively, as payment in kind for the dividends then due on the outstanding Preferred Stock. Preferred Stock Dividends issued as payment in kind were in the face amounts of $643,000 and $660,000, respectively, on March 31 and June 30, 1996. On March 31 and June 30, 1996, Interest Deferral Notes at 8.5% per annum in the principal amount of $933,000 and $944,000, respectively, were issued as payment in kind for the interest then due on the Senior Lender Group Notes.

        During the three month periods ended March 31 and June 30, 1996, the outstanding balance on the Line of Credit was increased by $169,000 and $260,000, respectively, for interest and expenses incurred.

        Cash paid for interest during the three month periods ended June 30, 1997 and 1996, was $1,449,000 and $860,000, respectively. Cash paid for interest during the six month periods ended June 30, 1997 and 1996, was $3,015,000 and $1,822,000, respectively.


10.     PER SHARE DATA

        Per share data for the three and six month periods ended March 31 and June 30, 1997 and 1996, were computed in conformity with the provisions of Accounting Principles Board Opinion 15 ("APB 15"). In accordance with APB 15, the earnings per share calculation includes all dilutive Common Shares of Beneficial Interest equivalents, based on stock options outstanding during the period (using the treasury stock method). There 53,332 and 113,330 stock options

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS


10.     PER SHARE DATA, CONTINUED

outstanding at June 30, 1996 and 1997, respectively; however, stock options had an antidilutive effect on earnings per share and accordingly were excluded from all earnings per share computations.

        The weighted average number of shares used in the computation was 4,881,000 during the three and six month periods ended June 30, 1997 and 1996.

11.     DISTRIBUTIONS

        No cash distributions were made to the holders of Common Shares of Beneficial Interest during the three and six month periods ended June 30, 1997 and 1996.

        Under the terms of the agreements with respect to the Line of Credit and the Senior Lender Group Notes, Peregrine is substantially restricted from and does not anticipate making any distributions to shareholders in the foreseeable future.

12.     COMMITMENTS AND CONTINGENCIES

                              UNUSED LINE OF CREDIT

        At June 30, 1997, $600,000 of the Line of Credit, the maximum amount of which is $8,600,000, was unused. Subsequent to June 30, 1997, the Line of Credit was paid down to $7,000,000.

                                   LITIGATION

        At June 30, 1997, Peregrine was a party to a number of lawsuits. Most involved ordinary disputes common in the real property management business and amounts immaterial to the overall financial position of Peregrine.

        At June 30, 1997, Peregrine was a defendant in a case filed by MDC REIT Holdings, L.L.C. ("MDC") in California state court, on December 24, 1996. MDC alleges that Peregrine breached a certain stock purchase agreement pursuant to which Peregrine was to have sold to MDC certain shares of the Common Shares of Beneficial Interest of CalREIT that were owned by Peregrine. MDC is seeking damages it allegedly incurred in excess of $900,000, and recovery of its attorney fees, costs, and interest. Management believes, and has been advised by its counsel, that MDC's claims are without merit. Peregrine has answered the complaint, denying any breach of the stock purchase agreement and asserting numerous affirmative defenses to MDC's claims; however, there can be no assurances as to the outcome of any litigation, including the suit filed by MDC, and any decision that is adverse to Peregrine could have a material adverse effect on Peregrine. The financial statements do not include an accrual for any losses related to the complaint.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS


12.     COMMITMENTS AND CONTINGENCIES, CONTINUED

               FINANCIAL STATUS OF THE PEREGRINE REAL ESTATE TRUST

The following matters raise substantial doubt about Peregrine's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    - Subsequent to its emergence from bankruptcy on October 7, 1994, Peregrine has incurred cumulative losses through June 30, 1997, of approximately $23,000,000.

    - At June 30, 1997, Peregrine estimates that additional capital expenditures of approximately $1,500,000 to $2,000,000 are necessary to complete the refurbishments at the three hotel properties, in order to comply with Holiday Inn franchise requirements. As a result of not completing the required refurbishments within the time frame specified by Holiday Inn, Peregrine received a 30-day notice of default under the Holiday Inn License Agreements (the "Notice of Default") for its Chico and Sacramento hotels in February 1997. Management negotiated with Holiday Inn and received an extension of time to June 15, 1997 with respect to the Chico Holiday Inn, and an extension of time to August 15, 1997 with respect to the Sacramento Holiday Inn, in which to complete the refurbishments required. The refurbishments at the Chico Holiday Inn are substantially complete; however, should the refurbishments not meet Holiday Inn's requirements, the License Agreements could be terminated, which could constitute events of default under the Line of Credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $500,000. Certain of the refurbishments at the Sacramento Holiday Inn have been completed, however, due to time constraints and the fact that the scope of the work required by Holiday Inn is out dated, management met with representatives from Holiday Inn in late July 1997 to discuss Holiday Inn's requirements and develop a plan for completion of the required refurbishments. Based upon this, Holiday Inn conducted a new Property Improvement Plan Inspection on August 1, 1997; however, it is unknown at this time whether Holiday Inn will grant an extension of time in which to complete the required refurbishments or terminate the License Agreement on or after August 15, 1997. Should the License Agreement be terminated on or after August 15, 1997, it could constitute events of default under the Line of Credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $800,000. As a result of the sale of its 76% ownership interest in CalREIT on January 3, 1997, Peregrine believes it has the necessary resources to complete the required refurbishments.

    - Peregrine was required to begin paying interest in cash to its Senior Lender Group in November 1996 and estimates that payments in 1997 will be approximately $2,500,000.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS


12.     COMMITMENTS AND CONTINGENCIES, CONTINUED

        FINANCIAL STATUS OF THE PEREGRINE REAL ESTATE TRUST, CONTINUED

    - The Line of Credit matures on October 7, 1997. Peregrine is currently negotiating with several lending institutions, including its current lender, to obtain a new line of credit. There can be no assurances, however, that Peregrine will be able to obtain a new line of credit, or that such financing will be available on acceptable terms. Failure to obtain a new line of credit will have a material adverse effect on Peregrine.

    - At June 30, 1997, Peregrine was in compliance with the Line of Credit's Tangible Net Worth Covenant; however, it is anticipated that prior to the October 7, 1997 maturity date of the Line of Credit, Peregrine will be unable to meet the financial covenant due to anticipated net losses.

    - At June 30, 1997, Peregrine was a defendant in a case filed by MDC REIT Holdings, L.L.C. ("MDC") in California state court, on December 24, 1996, as described above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition, as a result of Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997, operating and financial results for the three and six months ended June 30, 1997 represent results of Peregrine only; operating and financial results for the three and six months ended June 30, 1996 represent the results of Peregrine and CalREIT on a consolidated basis. Historical results set forth are not necessarily indicative of the future financial position and results of operations of Peregrine.

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

Overview

During the quarter ended June 30, 1997, management of Peregrine continued to concentrate on the operating strategy developed in 1996 to maximize the income stream from the commercial and hotel properties and to dispose of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources available. Pursuant to this strategy, management continued its efforts to improve the physical and operating condition of its commercial and hotel properties by completing repairs and deferred maintenance on the commercial properties, developing and implementing plans to complete the required refurbishments at the hotel properties, controlling property expenses and improving both occupancy levels and collections of rent. In connection with this, Peregrine has begun the process of internalizing the property management with respect to its commercial property portfolio.

On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT for $20,222,000 in cash, a premium of approximately $1,500,000 over the book value of Peregrine's CalREIT shares. Peregrine was unable to reach an agreement with the Senior Lender Group as to alternative uses of the sale proceeds. As a result, 80% of the net sales proceeds were used to reduce outstanding obligations to the Senior Lender Group, as required, and the balance is being used for operating purposes, as discussed below.

On May 30, 1997, Peregrine held its Annual Meeting of Shareholders. At the Annual Meeting, the Common Shareholders elected four new Trustees, replacing the four Trustees which had been appointed in 1994 upon the emergence from bankruptcy. The new Trustees are: Bruce A. Karsh, Richard Masson, Carson R. McKissick and Matthew L. Witte. In addition, the Preferred Shareholders re-elected Roger D. Snell as a Trustee. Mr. Snell has been appointed Chairman of the Board Trustees. Following the Annual Meeting of Shareholders on May 30, 1997, the new Board of Trustees terminated the employment contract with then President and Chief Executive Officer, Joseph M. Mock, and appointed Mr. Snell as Peregrine's new President and Chief Executive Officer.

At June 30, 1997, Peregrine believes the following factors have adversely affected, and in the future, could adversely affect its financial condition, results of operations and liquidity:

    - The capital structure of Peregrine resulting from the confirmed Plan of Reorganization, including the leverage resulting from the Senior Lender Group Notes, the first mortgage debt and the Preferred Stock, plus the associated present and future debt service and dividend obligations;

    - The additional $1,500,000 to $2,000,000 in estimated capital improvements required to complete the refurbishments of Peregrine's hotel properties in accordance with Holiday Inn franchise standards, that if not completed, will result in the termination of the Holiday Inn License Agreements and will have a material adverse affect on hotel operations;

    - Peregrine's general and administrative expenses, including costs associated with its estimated 16,000 shareholder base and the ongoing costs of being a public company;

    - The limited sources and amount of funds currently available to Peregrine from operations, its revolving Line of Credit, which matures on October 7, 1997, and from property dispositions, after payment of associated indebtedness, and the inability of Peregrine to raise capital from third parties in light of, among other things, its debt and capital structure, operating history and contingent liabilities; and

Comparison of the Six Months and Three Months Ended June 30, 1997 to the Six Months and Three Months Ended June 30, 1996

Net Income of $687,000 was reported by Peregrine for the six months ended June 30, 1997, an increase of $5,815,000 from the net loss of $5,128,000 for the six months ended June 30, 1996. Net income of $219,000 was reported by Peregrine for the three months ended June 30, 1997, an increase of $2,113,000 from the net loss of $1,894,000 for the three months ended June 30, 1996. The increase during the six months ended June 30, 1997, over the six months ended June 30, 1996, was primarily the result of decreased interest expenses of $1,154,000, a decrease in general and administrative expenses of $1,532,000, a decrease in valuation losses of $2,244,000, an increase in gains on foreclosure or sale of investments of $590,000 and income recognized from debt forgiveness of $340,000. The increase during the three months ended June 30, 1997, over the three months ended June 30, 1996, was primarily the result of a decrease in interest expense of $621,000, a $625,000 decrease in general and administrative expenses, a decrease in valuation losses of $559,000 and income recognized from debt forgiveness of $318,000.

Revenues

Total revenues were $12,140,000 during the six months ended June 30, 1997, down $801,000, or 6%, from total revenues of $12,941,000 during the six months ended June 30, 1996. Total revenues were $6,422,000 during the three months ended June 30, 1997, an increase of $1,000, or less than 1%, over revenues of $6,421,000 during the three months ended June 30, 1996.

Hotel Revenues. Hotel revenue increased $559,000, or 9%, to $6,926,000 for the six months ended June 30, 1997, and $424,000, or 13%, to $3,604,000 for the three months ended June 30, 1997. This was up from $6,367,000 and $3,180,000 for the six and three months ended June 30, 1996, respectively. The increase during the six months ended June 30, 1997 was attributable to an overall increase in revenue at the Chico, Sacramento and Walnut Creek Holiday Inns of $604,000 which resulted from an overall increase in room occupancy, room rates and guest services; offset by a decrease of $45,000, attributable to the absence of revenue from the Park Terrace Inn, which was sold in October 1996. The increase during the three months ended June 30, 1997 was attributable to an overall increase in revenue at the Chico, Sacramento and Walnut Creek Holiday Inns of $469,000 due to an overall increase in room occupancy, room rates, and guest services; offset by a decrease of $45,000, attributable to the absence of revenue from the Park Terrace Inn.

Commercial Property Revenues. Commercial property revenues for the six months ended June 30, 1997 were $4,754,000, a decrease of $1,054,000, or 18%, from revenues of $5,808,000 for the six months ended June 30, 1996. Commercial property revenues decreased $400,000, or 14%, to $2,457,000 for the three months ended June 30, 1997, down from $2,857,000 for the three months ended June 30, 1996. The decrease for the six months ended June 30, 1997 is primarily attributable to the absence of $1,103,000 in revenues from CalREIT, which was sold on January 3, 1997; the absence of $195,000 in revenues from the Sierra Oaks Shopping Center, which was sold in April 1996; the absence of $53,000 in revenues from the Timberlake Medical

Building, which was sold in August 1996, offset by an overall increase in revenues of $297,000 on the remaining commercial property portfolio, attributable to an overall increase in occupancy. The decrease for the three months ended June 30, 1997 is primarily attributable to the absence of $534,000 in commercial property revenues from CalREIT; the absence of $27,000 and $25,000 from Sierra Oaks and Timberlake, respectively, offset by an overall increase in revenues of $186,000 on the remaining commercial property portfolio.

Interest Revenue. Interest revenue decreased $549,000, or 76%, to $175,000 for the six months ended June 30, 1997, and $256,000, or 74%, to $89,000 for the three months ended June 30, 1997. This was down from $724,000 for the six months ended June 30, 1996, and $345,000 for the three months ended June 30, 1996. The decrease for the six months ended June 30, 1997 is primarily attributable to the absence of $548,000 of interest revenue from CalREIT, which was sold on January 3, 1997; and the absence of $92,000 in interest revenue from mortgage notes due to the payoff of a $2,240,000 note in June 1996; offset by an increase in interest revenue on cash accounts of $86,000, resulting from an increased cash balance during the period. The decrease for the three months ended June 30, 1997 is primarily attributable to the absence of $247,000 in interest revenue from CalREIT; and the absence of $44,000 in interest revenue from the $2,240,000 mortgage note paid off in June 1996; offset by an increase in interest earned on cash accounts of $33,000.

Other Revenue. Other revenue increased $243,000, or 579%, to $285,000 for the six months ended June 30, 1997, and $233,000, or 597%, to $272,000 for the three months ended June 30, 1997. This was up from $42,000 and $39,000 for the six and three months ended June 30, 1996, respectively. Other revenue during the six months ended June 30, 1997 was primarily attributable to revenue of $250,000 recognized in connection with the settlement of two corporate lawsuits; $21,000 in revenue attributable to a settlement with a former tenant; and revenue of $13,000 which resulted from prior year property tax refunds on properties formerly owned by Peregrine. Other revenue during the three months ended June 30, 1997 was primarily attributable to the revenue of $250,000 recognized in connection with the settlement of the corporate lawsuits and $21,000 recognized in connection with a settlement with a former tenant, as discussed above. Other revenues during the six and three months ended June 30, 1996, were primarily attributable to revenue of $38,000 resulting from prior year property tax refunds on properties formerly owned by Peregrine.

TOTAL EXPENSES

Total expenses were $12,915,000 during the six months ended June 30, 1997, down $3,388,000, or 21%, from total expenses of $16,303,000 during the six months ended June 30, 1996. Total expenses were $6,631,000 during the three months ended June 30, 1997, a decrease of $1,409,000 or 18%, from total expenses of $8,040,000 during the three months ended June 30, 1996.

Operating Expenses. Hotel operating expenses decreased $174,000, or 3%, from $5,217,000 during the six months ended June 30, 1996, to $5,043,000 during the six months ended June 30, 1997. Hotel operating expenses decreased $32,000, or 1%, to $2,561,000 during the three months ended June 30, 1997, down from $2,593,000 for the three months ended June 30, 1996. The decrease for the six months ended June 30, 1997 was attributable to the absence of expenses at the Park Terrace Inn of $192,000, which was sold in October 1996; offset by an overall increase in operating expenses of $18,000 at the Chico, Sacramento and Walnut Creek hotels, which was primarily attributable to overall increases in franchise fees, travel agent commissions, salaries and wages and guest service amenities resulting from increased occupancy; partially offset by an overall decrease in property taxes, resulting from successful tax appeals. The decrease for the three months ended June 30, 1997 was attributable to the absence of expenses at the Park Terrace Inn of $74,000; offset by an overall increase in operating expenses at the Chico, Sacramento and Walnut Creek Holiday Inn of $42,000 as a result of an overall increase in occupancy, partially offset by an overall decrease in property taxes.

Commercial property operating expenses decreased $637,000, or 32%, to $1,383,000 for the six months ended June 30, 1997, and $315,000, or 31%, to $712,000 for the three months ended June 30, 1997. This was down from $2,020,000 and $1,027,000 for the six and three months ended June 30, 1996, respectively. The decrease during the six months ended June 30, 1997 was attributable to the absence of $327,000 in operating expenses for CalREIT, which was sold on January 3, 1997; the absence of $87,000 in operating expenses at the Sierra Oaks Shopping Center, which was sold in April 1996; the absence of $54,000 in operating expenses at the Timberlake Medical Building, which was sold in August 1996; and an overall decrease in operating expenses of $169,000 on the remaining commercial property portfolio, primarily attributable to decreased bad debt expenses, legal expenses, and repair and maintenance expenses. In addition, there was an overall decrease in property taxes which resulted from successful property tax appeals.

The decrease in operating expenses during the three months ended June 30, 1997 was due to the absence of $179,000 in expenses from CalREIT; the absence of $26,000 and $28,000 in operating expenses at Sierra Oaks and Timberlake, respectively; and an overall decrease in operating expenses of $82,000 on the remaining commercial property portfolio, primarily attributable to decreased bad debt, legal and property taxes expenses.

Commercial and Hotel Property Management Fees. Commercial and hotel property management fees decreased $18,000, or 4%, from $414,000 for the six months ended June 30, 1996, to $396,000 for the six months ended June 30, 1997. Management fees increased $37,000, or 19%, to $233,000 during the three months ended June 30, 1997, up from $196,000 during the three months ended June 30, 1996. The decrease during the six months ended June 30, 1997 was due to the absence of $56,000 in management fees attributable to CalREIT, which was sold on January 3, 1997; the absence of $8,000 in management fees for the Sierra Oaks Shopping Center, which was sold in April 1996; the absence of $2,000 in management fees for the Timberlake Medical Building, which was sold in August 1996; the absence of management fees of $18,000 at the Park Terrace Inn, which was sold in October 1996; offset by an overall increase in management fees of $66,000 on the remaining commercial and hotel property portfolio, attributable to the increase in hotel revenues. The increased management fees for the three months ended June 30, 1997, is the result of an overall increase of $78,000 on the commercial and hotel property portfolio, resulting from increased hotel revenues; offset by the absence of $29,000 in management fees attributable to CalREIT; the absence of $2,000 and $1,000 in management fees attributable to Sierra Oaks and Timberlake, respectively; and the absence of $9,000 in management fees at the Park Terrace Inn.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $127,000, or 9%, from $1,435,000 for the six months ended June 30, 1996, to $1,562,000 for the six months ended June 30, 1997. Depreciation and amortization increased $147,000, or 22%, to $802,000 for the three months ended June 30, 1997, up from $655,000 for the three months ended June 30, 1996. The increase in depreciation and amortization during the six months ended June 30, 1997 is primarily attributable to an increase in depreciation and amortization of $223,000 on the commercial and hotel property portfolio resulting from the reclassification of University Village from "held-for-sale" to "held-for-investment" in late 1996, increases resulting from the acquisition of the Corona properties, which were acquired in September 1996 through foreclosure of a note and increases resulting from additional building improvements, tenant improvements and new lease commissions; offset by the absence of $25,000 in depreciation and amortization from CalREIT, which was sold on January 3, 1997; and the absence of depreciation and amortization on the Timberlake Medical Building and the Park Terrace of $15,000 and $57,000, respectively, which were sold in August and October 1996, respectively. The increase in depreciation and amortization during the three months ended June 30, 1997 is primarily attributable to an increase in depreciation and amortization of $189,000 on the commercial and hotel property portfolio; offset by the absence of depreciation and amortization of $20,000 and offset by the absence of depreciation and amortization of $20,000 and $22,000 from CalREIT and the Park Terrace Inn, respectively.

Interest Expense. Interest expense decreased $1,154,000, or 28%, from $4,129,000 for the six months ended June 30, 1996, to $2,975,000 for the six months ended June 30, 1997. Interest expense decreased $621,000, or 30%, to $1,475,000 during the three months ended June 30, 1997, down from $2,096,000 during the three months ended June 30, 1996. The decrease for the six months ended June 30, 1997 is primarily attributable to the absence of $274,000 in interest expense from CalREIT, which was sold on January 3, 1997; the absence of $151,000 of interest on the first mortgage note on the Sierra Oaks Shopping Center, which was paid in full when the subject property was sold in April 1996; the absence of $21,000 in interest expense on the first mortgage note on the Timberlake Medical Building, which was paid in full when the subject property was sold in August 1996; the absence of $90,000 in interest on the first mortgage note on the Park Terrace Inn in Redding, California, which was paid in full when the subject property was sold in October 1996; and a decrease in interest on the Senior Lender Notes of $641,000 due to a reduction in the balance of notes due primarily to the application of $15,578,000 in net proceeds from the sale of CalREIT on January 3, 1997; offset by an increase in interest expense on the Line of Credit of $37,000 due to a slightly higher average outstanding balance and a higher rate of interest during the six months ended June 30, 1997. The decrease during the three months ended June 30, 1997 is primarily attributable to the absence of interest expense from CalREIT of $137,000; the absence of interest expense of $33,000, $11,000 and $45,000 attributable to Sierra Oaks, Timberlake and Park Terrace, respectively; a decrease in interest on the Senior Lender Group Notes of $340,000 attributable to a lower note balance during the period; and a decrease in interest expense on the Line of Credit of $19,000 due to a lower average balance outstanding during the period which was partially offset by a higher rate of interest during the period.

General and Administrative Expenses. General and administrative expenses were $1,556,000 during the six months ended June 30, 1997, a decrease of $1,532,000, or 50%, from expenses of $3,088,000 for the six months ended June 30, 1996. General and administrative expenses decreased $625,000, or 42%, to $848,000 during the three months ended June 30, 1997, down from $1,473,000 for the three months ended June 30, 1996. The decrease for the six months ended June 30, 1997 is primarily attributable to the absence of $649,000 in general and administrative expenses from CalREIT, which was sold on January 3, 1997; a reduction of $345,000 attributable to the absence of fees to its investment banker, which were incurred in 1996 and not in 1997; a decrease in salaries and wages of $122,000 due primarily to differences between the severance pay packages for Peregrine's two former Chief Executive Officers who were terminated in January 1996 ($213,000 severance) and May 1997 ($45,000 severance), offset by an increase in staffing; a decrease of $250,000 in consulting and appraisal service expenses which in 1996, were primarily attributable to consulting services performed by Peregrine's former independent Trustees, outside hotel consulting fees and asset management fees; a reduction in legal fees of $167,000 due primarily to the absence of fees related to bankruptcy and CalREIT sale matters; a decrease in accounting fees of $70,000 resulting from a reduction in the 1996 audit and tax fees; and a decrease in bank charges of $19,000 resulting from a higher average cash balance during the period; offset by $116,000 in expenses related to 1996 annual report and proxy and 1997 annual shareholders meeting which were not incurred in 1996 as no annual report and proxy were prepared and no annual shareholders meeting was held. The decrease of $625,000 during the three months ended June 30, 1997 is primarily attributable to the absence of $308,000 in general and administrative expenses from CalREIT; a reduction of $95,000 attributable to the absence of fees to its investment banker; a decrease in consulting and appraisal service expenses of $177,000; a reduction in legal fees of $202,000; a decrease in accounting fees of $61,000 resulting from a reduction in the 1996 audit and tax fees; and a decrease in bank charges of $9,000; offset by $116,000 in expenses related to 1996 annual report and proxy and 1997 annual shareholders meeting; and an increase in salaries and wages of $100,000 due primarily to increased staffing.

Many of the administrative costs to service Peregrine's large shareholder base and to meet public regulatory requirements are fixed costs. As a result, Peregrine expects its general and administrative expenses to continue to be disproportionately high compared to the size of its asset base; however, Peregrine's new management team is currently analyzing general and administrative expenses to determine those areas in which costs can be reduced.

Gain on Foreclosure or Sale of Investments

During the six and three months ended June 30, 1997, Peregrine recorded total gains on the foreclosure or sale of investments of $1,122,000 and $110,000, respectively, as compared to total gains on the foreclosure or sale of investments of $532,000 and $233,000 during the six and three months ended June 30, 1996, respectively. In the first quarter of 1997, Peregrine recorded a gain of $1,012,000 upon the sale of CalREIT. At the time of the transaction, January 3, 1997, the book value of Peregrine's investment in CalREIT was $18,733,000. CalREIT was sold for $20,222,000 in cash, with $477,000 in related selling costs incurred, resulting in a gain of $1,012,000. During the second quarter of 1997, Peregrine recorded a gain of $110,000 when it sold a mortgage, which had been in default since 1993 and whose book value was $0, back to the borrower. In the first quarter of 1996, a gain of $299,000 was recorded by CalREIT upon the sale of the Redfield Commerce Center. During the second quarter of 1996, gains of $430,000 and $30,000 were recorded by CalREIT upon the sale of Mesa at Pavilions and Spacesaver Mini-Storage Notes, respectively; offset by a loss of $164,000 recorded by CalREIT upon the sale of the Bekins Storage Facility; and a loss of $63,000 recorded by Peregrine upon the sale of the Sierra Oaks Shopping Center.

Valuation Losses

During the six and three months ended June 30, 1997, Peregrine recorded no valuation losses. During the six and three months ended June 30, 1996, $2,244,000 and $559,000, respectively, in valuation losses were recorded. The 1996 amount was comprised of a $1,390,000 valuation loss recorded during the first quarter by Peregrine against its former Placer Ranch Partnership Investment and a $295,000 valuation loss recorded by CalREIT against its Fulton Square Shopping Center in Sacramento, California. During the second quarter of 1996, a $295,000 valuation loss was recorded by Peregrine against the Timberlake Medical Building and an additional valuation loss of $264,000 was recorded by CalREIT against Fulton Square.

Extraordinary Item, Forgiveness of Debt

During the second quarter 1997, Peregrine benefited from a forgiveness of debt of $318,000 in connection with an agreement with the mortgage lender on 3900 Lennane Drive, and during the first quarter of 1997, Peregrine benefited from a $22,000 forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings. No such amount was recorded during the six and three months ended June 30, 1996.

Dividends

Peregrine made no cash distributions during the six and three months ended June 30, 1997 or 1996. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

Commercial and Hotel Property Operations

At June 30, 1997 and June 30, 1996, overall average weighted occupancy levels by property type were as follows:

                                                  Overall Occupancy
                 Property Type              June 30, 1997      June 30, 1996
                 -------------              -------------      -------------

Retail Shopping Centers                          79%                85%
Office Buildings                                 77%                66%
Industrial Buildings                             98%                88%
Mini-Storage Facilities                          96%                92%
Hotels                                           70%                68%
CalREIT Properties                               N/A                87%

The weighted average occupancy level is calculated by multiplying the occupancy by square footage and dividing the total by the total square footage in the portfolio. The overall weighted average occupancy for Peregrine's commercial portfolio (excluding CalREIT) as of June 30, 1997 was 86% and as of June 30, 1996 was 80%.

Dispositions

On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT to a third party, CalREIT Investors Limited Partnership, for $20,222,000 in cash, or $2.91 per share of CalREIT previously held by Peregrine.

As a result of the sale of CalREIT on January 3, 1997, all assets, liabilities and shareholders' equity (deficit) attributable to CalREIT included in the balance sheet at December 31, 1996 were eliminated as follows: the investment in rental properties decreased $8,585,000; the investment in notes receivable decreased $1,576,000; the investment in marketable securities available-for-sale decreased $14,115,000; unrestricted cash decreased $4,698,000; rents, accrued interest and other receivables decreased $707,000; other assets decreased $355,000; long-term notes payable collateralized by deed of trust on rental properties decreased $5,169,000; accounts payable and accrued liabilities decreased $295,000; other liabilities decreased $70,000; minority interest decreased $5,759,000; and the unrealized holding losses on marketable securities decreased $22,000. In addition, at the time of the sale, $32,000 due to Peregrine from CalREIT was recorded as a receivable. Of the $20,222,000 in proceeds received from the sale of CalREIT, $15,631,000 was required to be paid to the Senior Lender Group as payment of principal and accrued interest on the Senior Lender Group Notes Payable; the remaining $4,591,000 was paid to Peregrine and available for operations.

Liquidity and Capital Resources

Peregrine had $4,004,000 in unrestricted cash at June 30, 1997, compared to $5,972,000 in unrestricted cash at December 31, 1996, of which $4,698,000 was held by CalREIT at December 31, 1996 and unavailable to Peregrine for operating, working capital, or other purposes. During the six months ended June 30, 1997, Peregrine's principal sources of funds were from operating income, principal and interest payments on mortgage notes receivable, and proceeds from the sale of CalREIT. At June 30, 1997, $600,000 remained available on the Line of Credit. Subsequent to June 30, 1997, the unrestricted cash available was reduced to approximately $800,000 as a result of a pay down on the Line of Credit and the purchase of the first mortgage note on 3900 Lennare Drive.

Debt service paid on Peregrine's first mortgage notes totaled $1,444,000 during the six months ended June 30, 1997. Total debt service requirements on first mortgage notes in 1997 are approximately $2,903,000. Interest paid on the Senior Lender Group Notes during the six months ended June 30, 1997 totaled $1,377,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 1997 currently estimated at $2,453,000, based on actual interest during the six months ended June 30, 1997, and interest for the second half of 1997 based upon the current principal balance outstanding of $27,999,000.

At June 30, 1997, Peregrine's short and long term cash commitments include approximately $1,500,000 to $2,000,000 in remaining capital expenditures to complete the refurbishment of its hotel properties; the maturity of the Line of Credit in October 1997; debt service payments on its first mortgage notes of approximately $2,903,000 per year; interest on its Senior Lender Group Notes currently estimated at $2,453,000 per year; cash dividend payments of approximately $3,300,000 per year on the Preferred Stock commencing in October 1998; and repayment of principal on the Senior Lender Group Notes in October 2000. It is presently anticipated that Peregrine will be unable to pay the Preferred Stock dividends in cash commencing October 1998, and as a result the Preferred Stock will automatically convert to Common Shares of Beneficial Interest in accordance with the Preferred Stock Agreement, thereby substantially diluting the ownership interests of current holders of Common Shares of Beneficial Interest.

Based on cash flows from operations, its revolving Line of Credit, and its 20% share of the net proceeds received from its disposition of its 76% stock ownership interest in CalREIT on January 3, 1997, Peregrine anticipates that it will be able to fund its day-to-day business operations, and meet its debt service obligations on its first mortgage notes and Senior Lender Group Notes through the end of 1997. Management is currently negotiating with several lending institutions, including its current Line of Credit lender, to obtain a new line of credit. There can be no assurances, however, that Peregrine will be able to obtain a new line of credit, or that financing will be available on acceptable terms. Failure to obtain a new operating line of credit would have a material adverse affect on the financial position and operations of Peregrine. Peregrine's Line of Credit contains a financial covenant, among others, which requires that Peregrine maintain a specific tangible net worth, as defined in the Agreement, measured on a fiscal quarter-end basis. While Peregrine was in compliance with the covenant at June 30, 1997, it is anticipated that prior to the October 7, 1997 maturity date of the Line of Credit, Peregrine will be unable to meet the financial covenant due to anticipated net losses, and will require a waiver in relation to the covenant from the lender. Management also expects to be able to fund the refurbishments at its three hotel properties from existing resources; absent this expenditure and timely completion of the refurbishments, two of the hotel properties will lose their Holiday Inn licenses, the result of which will be a decline in occupancy levels and room rental rates, which would have a material adverse impact on Peregrine's overall financial performance. In the event that Peregrine is unable to obtain a new line of credit, or it loses its Holiday Inn Licenses, Peregrine will face significant liquidity issues and may be forced to sell certain of its assets or pursue other restructuring alternatives.

Peregrine experienced a net increase in unrestricted cash of $2,730,000 for the six months ended June 30, 1997 as compared to a net decrease in unrestricted cash of $162,000 for the six months ended June 30, 1996, a difference of $2,892,000. For the six months ended June 30, 1997 cash (used in) operating activities was $118,000, down $410,000 from cash provided by operating activities of $292,000 during the comparable period in 1996, which is primarily attributable to increased cash interest payments as a result of interest on the Senior Lender Group Notes being paid in cash commencing November 1, 1996. Cash provided by investing activities during the six months ended June 30, 1997 was $19,467,000 up from cash provided by investing activities of

$686,000 during the six months ended June 30, 1996, an increase of $18,781,000. The increase is primarily attributable to proceeds received from the sale of CalREIT. Cash (used in) financing activities was $16,619,000 during the six months ended June 30, 1997, as compared to cash (used in) financing activities of $1,140,000 during the six months ended June 30, 1996, an increased use of $15,479,000, which is primarily attributable to the required payments made on the Senior Lender Group Notes from the proceeds of CalREIT and payments made on the Line of Credit.

Significant Changes in the Economic Environment

Changing interest rates are not expected to have a significant effect on Peregrine's operations in 1997, as most of Peregrine's debt obligations are at fixed interest rates. The effect on inflation on Peregrine's operations and properties is varied. In recent years, rental rates and real estate values have decreased which has had a material impact both on revenues and asset values; however, in 1996 and during the first and second quarters of 1997, the real estate market showed increases in both rental rates and real estate values; therefore, the effect of inflation is not expected to have a significant effect on Peregrine's operations in 1997.

                           PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security-Holders

        (a) Annual Meeting of Shareholders:

            The Annual Meeting of Shareholders of The Peregrine Real Estate Trust was held in Sacramento, California on May 30, 1997, to elect five Trustees for a term of one year (or until their successors are elected and qualified) and to ratify the appointment of Peregrine's independent certified public accountants.

        (b) Trustees Elected:

            The following persons were elected as Trustees by the Common
            Shareholders:
            Mr. Bruce A. Karsh
            Mr. Richard Masson
            Mr. Carson R. McKissick
            Mr. Matthew L. Witte

        The following person was re-elected as a Trustee by the Preferred
        Shareholders:
        Mr. Roger D. Snell

        (c) Results of the Election of Trustees and Ratification of Independent Certified Public Accountants:

            (1) Election of Trustees:

                Common Share Nominees             Votes For        Votes Withheld
                ---------------------             ---------        --------------
                John McMahan                        947,797               137,375
                E. Lawrence Hill, Jr.               974,701               110,471
                John F. Salmon                      974,297               110,875
                Kenneth T. Seeger                   974,432               110,740
                Bruce A. Karsh                    1,776,422                    --
                Richard Masson                    1,776,422                    --
                Carson R. McKissick               1,776,422                    --
                Matthew L. Witte                  1,776,422                    --

                Preferred Share Nominees          Votes For        Votes Withheld
                ------------------------         ----------        --------------
                Roger D. Snell                   10,006,781                    --

            (2) Ratification of Coopers & Lybrand L.L.P. as Independent
                Certified Public Accountants:

                Votes For         Votes Against           Abstentions
                ---------         -------------           -----------
                2,707,201                 8,035               145,703

Item 6: Exhibits and Reports on Form 8-K

        (a) Exhibits

        Number                              Description
        ------                              -----------

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

        10.8    Form of Indemnification Agreement (4)

        10.9    The Peregrine Real Estate Trust Trustee Stock Option Plan (5)

        10.10 Employment Agreement between The Peregrine Real Estate Trust and Joseph M. Mock, dated June 1, 1996 (5)

        10.11 First Amendment to Employment Agreement between The Peregrine Real Estate Trust and Joseph M. Mock, dated December 1, 1996 (5)

        10.12 Second Amendment to Employment Agreement between The Peregrine Real Estate Trust and Joseph M. Mock, dated April 30, 1997 (6)

        10.13   Form of Indemnification Agreement

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

(6) Incorporated herein by reference to Peregrine's Report on Form 10Q for the period ended March 31, 1997.



        (b) Reports on Form 8-K

        Peregrine filed a Current Report on Form 8-K on June 10, 1997, reporting under Item 1 of such Form, Changes in Control of Registrant, with respect to the election of a new Board of Trustees of The Peregrine Real Estate Trust at the Annual Meeting of Shareholders held May 30, 1997.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE PEREGRINE REAL ESTATE TRUST


August 14, 1997                   /s/Wendy G. Powell
                                  -------------------------------------------
                                  Wendy G. Powell
                                  Vice President and Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER              EXHIBITS
-------              --------


   10.13             Form of Indemnification Agreement

   27                Financial Data Schedule

