Form 10-Q/A
period 1997-06-30
PEREGRINE REAL ESTATE TRUST
filed 1997-09-05
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________ to __________________

Commission file number 0-9097

                         The Peregrine Real Estate Trust
             (Exact name of registrant as specified in its charter)

                California                                      94-2255677
(State or other jurisdiction of incorporation              (I.R.S. Employer
           or organization)                                Identification No.)

1300 Ethan Way, Suite 200, Sacramento, CA                        95825
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (916) 929-8244
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  [X]    No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at August 5, 1997
- ------------------------------------          -----------------------------
Common Shares of Beneficial Interest                    4,881,122

                         THE PEREGRINE REAL ESTATE TRUST


INDEX                                                                          PAGE
- -----                                                                          ----

PART I.  FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Balance Sheets -
                      June 30, 1997 and December 31, 1996                         1

                  Statements of Operations -
                      For the Three Months and Six Months Ended
                      June 30, 1997 and 1996                                    2-3

                  Statements of Cash Flows -
                      For the Six Months Ended
                      June 30, 1997 and 1996                                      4

                  Notes to Financial Statements                              5 - 16

         Item 2:  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         17 - 28


PART II.  OTHER INFORMATION

        Item 4:   Submission of Matters to a Vote of Security Holders            29

        Item 6:   Exhibits and Reports on Form 8-K                          30 - 31

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
                                                                                        =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
    Long-term notes payable, collateralized by deeds of trust on
        rental properties                                                               $  26,549,000         $  32,263,000
    Senior Lender Group Notes Payable                                                      27,999,000            44,467,000
    Line of credit                                                                          8,000,000             8,583,000
    Accounts payable and accrued liabilities                                                2,351,000             3,446,000
    Other liabilities                                                                         284,000               343,000
                                                                                        -------------         -------------

                                                                                           65,183,000            89,102,000

Commitments and contingencies (Note 12 to financial statements)

Minority interest                                                                                --               5,759,000
                                                                                        -------------         -------------

Redeemable Convertible Preferred Stock: 25,000,000 shares authorized; 14,789,000 and 14,073,000 shares issued and outstanding at June 30, 1997 and December
    31, 1996, respectively; net of unaccreted discount of $1,751,000 and
    $1,881,000 at June 30, 1997 and December 31, 1996, respectively; liquidation preference of $29,578,000 and $28,146,000 at June 30, 1997 and December 31,
    1996,
    respectively                                                                           27,827,000            26,265,000
                                                                                        -------------         -------------

Common Shares of Beneficial Interest:  50,000,000 shares authorized; 4,881,000
    shares outstanding                                                                     13,356,000            13,356,000
Unrealized holding losses on marketable securities available-for-sale                            --                 (22,000)
Accumulated deficit                                                                       (30,509,000)          (29,734,000)
                                                                                        -------------         -------------

        Total liabilities and shareholders' equity (deficit)                            $  75,857,000         $ 104,726,000
                                                                                        =============         =============



                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                                 1997             1996              1997               1996
                                                             ------------     ------------      ------------      ------------

REVENUES:
    Hotel                                                    $  3,604,000     $  3,180,000      $  6,926,000      $  6,367,000
    Commercial Properties                                       2,457,000        2,857,000         4,754,000         5,808,000
    Interest                                                       89,000          345,000           175,000           724,000
    Other                                                         272,000           39,000           285,000            42,000
                                                             ------------     ------------      ------------      ------------
                                                                6,422,000        6,421,000        12,140,000        12,941,000
                                                             ------------     ------------      ------------      ------------

EXPENSES:
    Hotel operating expenses                                    2,561,000        2,593,000         5,043,000         5,217,000
    Commercial property operating expenses                        712,000        1,027,000         1,383,000         2,020,000
    Hotel and commercial property management                      233,000          196,000           396,000           414,000
    Depreciation and amortization                                 802,000          655,000         1,562,000         1,435,000
    Interest                                                    1,475,000        2,096,000         2,975,000         4,129,000
    General and administrative                                    848,000        1,473,000         1,556,000         3,088,000
                                                             ------------     ------------      ------------      ------------
                                                                6,631,000        8,040,000        12,915,000        16,303,000
                                                             ------------     ------------      ------------      ------------

        Loss before gain on foreclosure
          or sale of investments, valuation losses,
          extraordinary item and minority interest               (209,000)      (1,619,000)         (775,000)       (3,362,000)

Gain on foreclosure or sale of investments                        110,000          233,000         1,122,000           532,000
                                                             ------------     ------------      ------------      ------------

        (Loss) income before valuation losses,
          extraordinary item and minority interest                (99,000)      (1,386,000)          347,000        (2,830,000)

Valuation losses                                                     --           (559,000)             --          (2,244,000)
                                                             ------------     ------------      ------------      ------------

        (Loss) income before extraordinary item and
          minority interest                                       (99,000)      (1,945,000)          347,000        (5,074,000)

Extraordinary item - debt forgiveness                             418,000             --             440,000              --
                                                             ------------     ------------      ------------      ------------

        Income (loss) before minority interest                    319,000       (1,945,000)          787,000        (5,074,000)

Minority interest                                                    --             51,000              --             (54,000)
                                                             ------------     ------------      ------------      ------------

        Net income (loss)                                    $    319,000     $ (1,894,000)     $    787,000      $ (5,128,000)
                                                             ============     ============      ============      ============




                       See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                      STATEMENTS OF OPERATIONS - CONTINUED
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                                JUNE 30,
                                                            1997                1996                1997               1996
                                                        -----------         -----------         -----------         -----------


Loss per Common Share of Beneficial Interest:

Net income (loss)                                       $   319,000         $(1,894,000)        $   787,000         $(5,128,000)

Preferred Stock dividends, net of discounts                (690,000)           (616,000)         (1,354,000)         (1,216,000)

Accretion of discounts on Preferred Stock                  (107,000)            (87,000)           (208,000)           (168,000)
                                                        -----------         -----------         -----------         -----------

Net loss attributable to Common Shares of
    Beneficial Interest                                 $  (478,000)        $(2,597,000)        $  (775,000)        $(6,512,000)
                                                        ===========         ===========         ===========         ===========

Loss per Common Share of Beneficial Interest
    before extraordinary item                           $     (0.16)        $     (0.53)        $     (0.23)        $     (1.33)


Extraordinary item per Common Share of
    Beneficial Interest                                        0.06                0.00                0.07                0.00
                                                        -----------         -----------         -----------         -----------

Net loss per share attributable to Common Shares
    of Beneficial Interest                              $     (0.10)        $     (0.53)        $     (0.16)        $     (1.33)
                                                        ===========         ===========         ===========         ===========

Weighted average number of Common Shares of
    Beneficial Interest outstanding                       4,881,000           4,881,000           4,881,000           4,881,000



                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                1997                    1996
                                                                            ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $    787,000            $ (5,128,000)
                                                                            ------------            ------------
    Adjustments to reconcile net income (loss) to net cash
           (used in) provided by operating activities:
        Interest and fees added to principal balance of debt                        --                 2,306,000
        Depreciation and amortization                                          1,562,000               1,435,000
        Gain on foreclosure or sale of investments                            (1,122,000)               (532,000)
        Minority interest in net income                                             --                    54,000
        Extraordinary item, forgiveness of debt                                 (440,000)                   --
        Valuation losses                                                            --                 2,244,000
    Changes in other assets and liabilities:
        (Increase) decrease in rents, accrued interest and other
           receivables                                                          (162,000)                115,000
        Increase in other assets                                                (321,000)               (450,000)
        (Decrease) increase in accounts payable and
          accrued liabilities                                                   (626,000)                198,000
        Increase (decrease) in other liabilities                                  11,000                  50,000
                                                                            ------------            ------------
        Total adjustments to net income (loss)                                (1,098,000)              5,420,000
                                                                            ------------            ------------
           Net cash (used in) provided by operating activities                  (311,000)                292,000
                                                                            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investments                                         20,332,000              14,125,000
    Purchase of marketable securities                                           (498,000)            (11,993,000)
    Principal collections on marketable securities                               315,000                    --
    Improvements to rental properties                                           (673,000)             (1,477,000)
    Purchase of office equipment                                                 (16,000)                   --
    Principal collections on notes receivable                                      7,000                  31,000
                                                                            ------------            ------------
           Net cash provided by investing activities                          19,467,000                 686,000
                                                                            ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term notes payable                               (253,000)                (53,000)
    Principal (payments) borrowings on Line of Credit, net                      (583,000)              2,338,000
    Principal payments on Senior Lender Group Notes Payable                  (16,468,000)               (585,000)
    Increase (decrease) in restricted cash                                       878,000              (2,840,000)
                                                                            ------------            ------------
           Net cash used in financing activities                             (16,426,000)             (1,140,000)
                                                                            ------------            ------------

Net increase (decrease) in unrestricted cash                                   2,730,000                (162,000)
Unrestricted cash, beginning of period                                         5,972,000               5,079,000
Less unrestricted cash, beginning of period, attributable to CalREIT          (4,698,000)(1)                --
                                                                            ------------            ------------

Unrestricted cash, end of period                                            $  4,004,000            $  4,917,000
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


        During 1996 and 1997, Peregrine's office building located at 3900 Lennane Drive continued to be vacant despite efforts to lease the property. In addition, management continued its efforts to either sell the property or restructure the debt due to negative cash flow resulting from the required debt service payments (including tax impounds) of approximately $25,000 per month. In February 1997, after all efforts to lease or sell the property or restructure the debt to a manageable level failed, Peregrine ceased debt service payments. In March 1997, Peregrine was notified that the lender had initiated judicial foreclosure proceedings against the note. In June 1997, Peregrine's new management team performed an in depth analysis of the property and determined that the asset should be retained by Peregrine for investment purposes. Based upon this, management negotiated with the lender for a discounted payoff of the note, accrued interest and other obligations. On June 30, 1997, an agreement was reached with the lender whereby Peregrine would purchase the note and related obligations at a discount. On June 30, 1997, a $100,000 good faith deposit was paid to the lender, with the remaining purchase price paid on July 3, 1997. The difference between the purchase price and the unpaid balance of the note, accrued interest and other obligations at the time of restructuring was approximately $418,000, which was recorded as income from forgiveness of debt during the quarter ended June 30, 1997. Management is currently performing minor improvements at the property and is concentrating its efforts on leasing the vacant building.



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


7.      GAIN ON FORECLOSURE OR SALE OF INVESTMENTS

        Components of the gain on foreclosure or sale of investments for the three and six month periods ended June 30, 1997 and 1996 were as follows:


                                              For the Three Months Ended               For the Six Months
                                                      June  30,                              June 30,
                                               1997               1996               1997               1996
                                            ----------        -----------         -----------        -----------
        Components
Sale of Corona Sherman Note                 $ 110,000         $      --           $   110,000        $      --
Sale of Investment in CalREIT                     --                 --             1,012,000               --
Sale of Bekins Storage Facility                   --             (164,000)               --             (164,000)
Sale of Sierra Oaks Shopping Center               --              (63,000)               --              (63,000)
Sale of Pavilions at Mesa Note                    --              430,000                --              430,000
Sale of Spacesaver Mini-Storage Note              --               30,000                --               30,000
Sale of Redfield Commerce Center                  --                 --                  --              299,000
                                            ----------        -----------         -----------        -----------

                                            $  110,000        $   233,000         $ 1,122,000        $   532,000
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

8.      EXTRAORDINARY ITEM, FORGIVENESS OF DEBT


        On June 30, 1997, Peregrine entered into an agreement with the lender on the 3900 Lennane Drive property to purchase the outstanding mortgage obligations (note, accrued interest and other liabilities). On the date of the agreement, the total obligations owing were in excess of the purchase price by approximately $418,000, resulting in a discount of $418,000, which was recorded as income from debt forgiveness.


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


    - The limited sources and amount of funds currently available to Peregrine from operations, its revolving Line of Credit, which matures on October 7, 1997, and from property dispositions, after payment of associated indebtedness, and the inability of Peregrine to raise capital from third parties in light of, among other things, its debt and capital structure, operating history and contingent liabilities.

Comparison of the Six Months and Three Months Ended June 30, 1997 to the Six Months and Three Months Ended June 30, 1996


Net Income of $787,000 was reported by Peregrine for the six months ended June 30, 1997, an increase of $5,915,000 from the net loss of $5,128,000 for the six months ended June 30, 1996. Net income of $319,000 was reported by Peregrine for the three months ended June 30, 1997, an increase of $2,213,000 from the net loss of $1,894,000 for the three months ended June 30, 1996. The increase during the six months ended June 30, 1997, over the six months ended June 30, 1996, was primarily the result of decreased interest expenses of $1,154,000, a decrease in general and administrative expenses of $1,532,000, a decrease in valuation losses of $2,244,000, an increase in gains on foreclosure or sale of investments of $590,000 and income recognized from debt forgiveness of $440,000. The increase during the three months ended June 30, 1997, over the three months ended June 30, 1996, was primarily the result of a decrease in interest expense of $621,000, a $625,000 decrease in general and administrative expenses, a decrease in valuation losses of $559,000 and income recognized from debt forgiveness of $418,000.


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

Extraordinary Item, Forgiveness of Debt


During the second quarter 1997, Peregrine benefited from a forgiveness of debt of $418,000 in connection with an agreement with the mortgage lender on 3900 Lennane Drive, and during the first quarter of 1997, Peregrine benefited from a $22,000 forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings. No such amount was recorded during the six and three months ended June 30, 1996.


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


Peregrine experienced a net increase in unrestricted cash of $2,730,000 for the six months ended June 30, 1997 as compared to a net decrease in unrestricted cash of $162,000 for the six months ended June 30, 1996, a difference of $2,892,000. For the six months ended June 30, 1997 cash (used in) operating activities was $311,000, down $603,000 from cash provided by operating activities of $292,000 during the comparable period in 1996, which is primarily attributable to increased cash interest payments as a result of interest on the Senior Lender Group Notes being paid in cash commencing November 1, 1996. Cash provided by investing activities during the six months ended June 30, 1997 was $19,467,000 up from cash provided by investing activities of

$686,000 during the six months ended June 30, 1996, an increase of $18,781,000. The increase is primarily attributable to proceeds received from the sale of CalREIT. Cash (used in) financing activities was $16,426,000 during the six months ended June 30, 1997, as compared to cash (used in) financing activities of $1,140,000 during the six months ended June 30, 1996, an increased use of $15,286,000, which is primarily attributable to the required payments made on the Senior Lender Group Notes from the proceeds of CalREIT and payments made on the Line of Credit.


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


                                  THE PEREGRINE REAL ESTATE TRUST



September 5, 1997                 /s/Wendy G. Powell
                                  -------------------------------------------
                                  Wendy G. Powell
                                  Vice President and Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER              EXHIBITS
- -------              --------


   10.13             Form of Indemnification Agreement

   27                Financial Data Schedule

