Form 10-Q
period 1997-09-30
PEREGRINE REAL ESTATE TRUST
filed 1997-11-14
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    From the transition period from __________________ to __________________

Commission file number 0-9097

                         The Peregrine Real Estate Trust
             (Exact name of registrant as specified in its charter)

                California                                        94-2255677
---------------------------------------------                ------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
           or organization)                                  Identification No.)

         1300 Ethan Way, Suite 200, Sacramento, CA         95825
         ----------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)

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

Yes  [X]    No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at November 14, 1997
------------------------------------            --------------------------------
Common Shares of Beneficial Interest                        4,881,122

--------------------------------------------------------------------------------
                         THE PEREGRINE REAL ESTATE TRUST
--------------------------------------------------------------------------------

INDEX                                                                             PAGE

PART I.  FINANCIAL INFORMATION
         Item 1:       Financial Statements

                       Balance Sheets -
                           September 30, 1997 and December 31, 1996                    1

                       Statements of Operations -
                           For the Three Months and Nine Months Ended
                           September 30, 1997 and 1996                               2-3

                       Statements of Cash Flows -
                           For the Nine Months Ended
                           September 30, 1997 and 1996                                 4

                       Notes to Financial Statements                              5 - 18

         Item 2:       Management's Discussion and Analysis of
                           Financial Condition and Results of Operations         19 - 30


PART II. OTHER INFORMATION

         Item 1:       Legal Proceedings                                              31

         Item 3:       Default Upon Senior Securities                                 31

         Item 5:       Other Information                                              31

         Item 6:       Exhibits and Reports on Form 8-K                          32 - 33

                          PART I: FINANCIAL INFORMATION

                         THE PEREGRINE REAL ESTATE TRUST
                                 BALANCE SHEETS

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                        1997              1996
                                                                                    (UNAUDITED)        (AUDITED)
                                                                                    -----------        ---------
                              ASSETS
INVESTMENTS:
    Rental properties, net of accumulated depreciation of $4,118,000 and
        $1,986,000 at September 30, 1997 and December 31, 1996, respectively       $  67,877,000     $ 77,412,000
    Notes receivable, net of deferred gains of $79,000 and $319,000 at
        September 30, 1997 and December 31, 1996, respectively                           333,000        2,296,000
    Marketable securities available-for-sale                                                  --       14,115,000
    Restricted marketable securities available-for-sale                                  165,000               --
                                                                                   -------------    -------------

                                                                                      68,375,000       93,823,000

Cash                                                                                   1,985,000        5,972,000
Restricted cash                                                                          132,000          986,000
Rents, accrued interest receivable, net of allowance of $22,000 and
    $1,153,000 at September 30, 1997 and December 31, 1996, respectively                 675,000        1,706,000
Other assets                                                                           1,648,000        2,239,000
                                                                                   -------------    -------------

        Total assets                                                               $  72,815,000    $ 104,726,000
                                                                                   =============    =============
            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
    Long-term notes payable, collateralized by deeds of trust on
        rental properties                                                          $  24,371,000    $  32,263,000
    Senior Lender Group Notes Payable                                                 27,849,000       44,467,000
    Line of credit                                                                     7,598,000        8,583,000
    Accounts payable and accrued liabilities                                           2,969,000        3,446,000
    Other liabilities                                                                    272,000          343,000
                                                                                   -------------    -------------

                                                                                      63,059,000       89,102,000

Commitments and contingencies (Note 12 to financial statements)

Minority interest                                                                             --        5,759,000
                                                                                   -------------    -------------

Redeemable Convertible Preferred Stock: 25,000,000 shares authorized; 15,167,000 and 14,073,000 shares issued and outstanding at September 30, 1997 and
    December 31, 1996, respectively; net of unaccreted discount of $1,677,000 and $1,881,000 at September 30, 1997 and December 31, 1996, respectively;
    liquidation preference of $30,334,000 and $28,146,000 at September 30, 1997
    and December 31, 1996, respectively                                               28,657,000       26,265,000
                                                                                   -------------    -------------

Common Shares of Beneficial Interest:  50,000,000 shares authorized; 4,881,000
    shares outstanding                                                                13,356,000       13,356,000
Unrealized holding losses on marketable securities available-for-sale                         --          (22,000)
Accumulated deficit                                                                  (32,257,000)     (29,734,000)
                                                                                   -------------    -------------

        Total liabilities and shareholders' equity (deficit)                       $  72,815,000    $ 104,726,000
                                                                                   =============    =============

                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                          1997             1996           1997            1996
                                                          ----             ----           ----            ----
REVENUES:
    Hotel                                             $  3,475,000     $ 3,166,000    $ 10,401,000    $  9,533,000
    Commercial properties                                2,354,000       2,704,000       7,108,000       8,512,000
    Interest                                                47,000         362,000         222,000       1,086,000
    Other                                                   25,000          33,000         310,000          75,000
                                                      ------------     -----------    ------------    ------------
                                                         5,901,000       6,265,000      18,041,000      19,206,000
                                                      ------------     -----------    ------------    ------------

EXPENSES:
    Hotel operating expenses                             2,681,000       2,630,000       7,724,000       7,847,000
    Commercial property operating expenses                 869,000         922,000       2,252,000       2,984,000
    Hotel and commercial property management fees           83,000         198,000         479,000         570,000
    Depreciation and amortization                          815,000         714,000       2,377,000       2,149,000
    Interest                                             1,401,000       2,041,000       4,376,000       6,170,000
    General and administrative                             970,000         658,000       2,526,000       3,746,000
                                                      ------------     -----------    ------------    ------------
                                                         6,819,000       7,163,000      19,734,000      23,466,000
                                                      ------------     -----------    ------------    ------------

        Loss before gain on foreclosure
          or sale of investments, valuation losses,
          extraordinary item and minority interest        (918,000)       (898,000)     (1,693,000)     (4,260,000)

Gain on foreclosure or sale of investments                      --         608,000       1,122,000       1,140,000
                                                      ------------     -----------    ------------    ------------

        Loss before valuation losses,
          extraordinary item and minority interest        (918,000)       (290,000)       (571,000)     (3,120,000)

Valuation losses                                                --      (1,184,000)             --      (3,428,000)
                                                      ------------     -----------    ------------    ------------

        Loss before extraordinary item and
          minority interest                               (918,000)     (1,474,000)       (571,000)     (6,548,000)

Extraordinary item - debt forgiveness                           --         151,000         440,000         151,000
                                                      ------------     -----------    ------------    ------------

        Loss before minority interest                     (918,000)     (1,323,000)       (131,000)     (6,397,000)

Minority interest                                               --         123,000              --          69,000
                                                      ------------     -----------    ------------    ------------

        Net loss                                        $ (918,000)    $(1,200,000)   $   (131,000)   $ (6,328,000)
                                                        ==========     ===========    ============    ============


                       See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                      STATEMENTS OF OPERATIONS - CONTINUED
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                        1997            1996           1997              1996
                                                        ----            ----           ----              ----
LOSS PER COMMON SHARE OF BENEFICIAL INTEREST:

Net loss                                              $(918,000)    $(1,200,000)    $  (131,000)      $(6,328,000)

Preferred Stock dividends, net of discounts            (718,000)       (641,000)     (2,072,000)       (1,857,000)

Accretion of discounts on Preferred Stock              (112,000)        (91,000)       (320,000)         (259,000)
                                                    -----------     -----------     -----------       -----------

Net loss attributable to Common Shares of
    Beneficial Interest                             $(1,748,000)    $(1,932,000)    $(2,523,000)      $(8,444,000)
                                                    ===========     ===========     ===========       ===========

Loss per Common Share of Beneficial Interest
    before extraordinary item                       $     (0.36)    $     (0.43)    $     (0.61)      $     (1.76)

Extraordinary item per Common Share of
    Beneficial Interest                                      --            0.03            0.09              0.03
                                                    -----------     -----------     -----------       -----------

Net loss per share attributable to Common Shares
    of Beneficial Interest                          $     (0.36)    $     (0.40)    $     (0.52)      $     (1.73)
                                                    ===========     ===========     ===========       ===========

Weighted average number of Common Shares of
    Beneficial Interest outstanding                   4,881,000       4,881,000       4,881,000         4,881,000
                                                    ===========     ===========     ===========       ===========













                       See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     1997               1996
                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $  (131,000)       $ (6,328,000)
                                                                 -----------        ------------
    Adjustments to reconcile net loss to net cash
           provided by operating activities:
        Interest and fees added to principal balance of debt          98,000           3,638,000
        Depreciation and amortization                              2,377,000           2,149,000
        Gain on foreclosure or sale of investments                (1,122,000)         (1,140,000)
        Minority interest in net income                                   --             (69,000)
        Extraordinary item, forgiveness of debt                     (440,000)           (151,000)
        Valuation losses                                                  --           3,428,000
    Changes in other assets and liabilities:
        Decrease in rents, accrued interest and other
           receivables                                               354,000             138,000
        Increase in other assets                                    (443,000)         (1,059,000)
        Decrease in accounts payable and accrued
          liabilities                                                 (8,000)           (243,000)
        Increase in other liabilities                                 (1,000)             (7,000)
                                                                 -----------        ------------
        Total adjustments to net loss                                815,000           6,684,000
                                                                 -----------        ------------
Net cash provided by operating activities                            684,000             356,000
                                                                 -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investments                             20,332,000          19,568,000
    Purchase of marketable securities                             (1,829,000)        (15,849,000)
    Principal collections on marketable securities                 1,664,000             257,000
    Improvements to rental properties                             (1,211,000)         (1,909,000)
    Purchase of office equipment                                     (39,000)                 --
    Principal collections on notes receivable                        388,000              43,000
                                                                 -----------        ------------
           Net cash provided by investing activities              19,305,000           2,110,000
                                                                 -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term notes payable                 (2,431,000)            (71,000)
    Principal (payments) borrowings on Line of Credit, net        (1,083,000)          2,338,000
    Principal payments on Senior Lender Group Notes Payable      (16,618,000)         (1,405,000)
    Decrease (increase) in restricted cash                           854,000          (4,318,000)
                                                                 -----------        ------------
           Net cash used in financing activities                 (19,278,000)         (3,456,000)
                                                                 -----------        ------------

Net increase (decrease) in unrestricted cash                         711,000            (990,000)
Unrestricted cash, beginning of period                             5,972,000           5,079,000
Less unrestricted cash, beginning of period, attributable
to CalREIT                                                        (4,698,000)(1)              --
                                                                 -----------        ------------

Unrestricted cash, end of period                                $  1,985,000        $  4,089,000
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

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1.      Organization and Basis of Presentation

                                  Organization

        The Peregrine Real Estate Trust ("Peregrine") was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973, and pursuant to a Plan of Reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code was reorganized under a Restated Declaration of Trust dated October 7, 1994 (the "Effective Date"). Commencing September 1, 1993, Peregrine became self-administered. Peregrine's obligation of approximately $80,000,000 to a group of secured lenders (the "Senior Lender Group") was satisfied by the Plan by the issuance of 52% of the Common Shares of Beneficial Interest, Redeemable Convertible Preferred Stock ("Preferred Stock") in the original face amount of $22,500,000, which carries a dividend of 10% per annum and notes payable in the original face amount of $40,000,000, which bears interest at 8.5% per annum (the "Senior Lender Group Notes Payable" or "Senior Lender Group Notes").

        At September 30, 1997, Peregrine owned nineteen commercial properties located primarily in the Sacramento area, three hotel properties located in Northern California, a partnership interest and one mortgage note secured by real property. Peregrine's 76% stock ownership interest in the California Real Estate Investment Trust ("CalREIT") was sold on January 3, 1997, for $20,222,000 in cash.

                              Basis of Presentation

        The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust's Annual Report on Form 10-K.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1.      Organization and Basis of Presentation, continued

                        Basis of Presentation, continued

        The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 1997 reflect the accounts of Peregrine. The accompanying audited balance sheet as of December 31, 1996, unaudited statements of operations for the three and nine months ended September 30, 1996 and unaudited statements cash flows for the nine months ended September 30, 1996 reflect the consolidated accounts of Peregrine and its former majority-owned subsidiary CalREIT, in which Peregrine had a 76% stock ownership interest until January 3, 1997, when it was sold for $20,222,000 in cash.

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


2.      Investments in Rental Properties, Notes Receivable and Partnerships

        At September 30, 1997, the Pomona Road industrial building, located in Corona, California, with a carrying value of $945,000 was classified as "held-for-sale". At December 31, 1996, 3900 Lennane Drive and CalREIT's two directly owned properties with total carrying values of $1,895,000 and $8,585,000, respectively, were classified as "held-for-sale".

        At September 30, 1997, there were no notes receivable classified as "held-for-sale". At December 31, 1996, all notes receivable directly owned by CalREIT with a carrying value of $1,576,000, were classified as "held-for-sale".

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


2. Investments in Rental Properties, Notes Receivable and Partnerships, continued

        At September 30, 1997 and December 31, 1996, Peregrine was a partner in CR Properties, a general partnership, in which Peregrine owns a 50% interest. CR Properties is a limited partner in a partnership which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's financial statements for the three and nine month periods ended September 30, 1997 and 1996, as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt. Peregrine's investment in CR Properties had a carrying value of $0 at September 30, 1997 and December 31, 1996. On July 3, 1997, the general partner of CR Properties notified Peregrine that an offer to buy the subject office building in Sacramento had been received. Under the terms of the partnership agreement Peregrine has the first right of refusal to acquire the property. On September 24, 1997, Peregrine exercised its first right of refusal to acquire the property; however, at this time it is uncertain whether the purchase will be consummated prior to the end of the due diligence period or whether Peregrine will terminate the agreement.

        At September 30, 1997 and December 31, 1996, the Trust's investments are recorded at reorganization value net of accumulated depreciation and amortization and impairment losses ("valuation losses") recognized since the Effective Date, unless they are CalREIT's investments, in which case they are carried at cost, net of accumulated depreciation and amortization and impairment losses recognized. The valuation allowances for possible investment losses recorded through September 30, 1997 and December 31, 1996, represent the excess of the carrying value of individual assets over their appraised or estimated fair value (less estimated selling costs if "held-for-sale").

        During the nine month period ended September 30, 1997, the Trust reported no valuation losses. During the nine month period ended September 30, 1996, the Trust reported total valuation losses of $3,428,000, which were attributable to impairment in the values of CalREIT's Fulton Square Shopping Center in Sacramento, California of $994,000 and the Totem Square property in Kirkland, Washington of $749,000, an impairment in the value of Peregrine's Timberlake Medical Building in Sacramento, California of $295,000, which was sold in August 1996, and an impairment in the value of Peregrine's Placer Ranch Partnership Investment of $1,390,000, which was sold in July 1996.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


3.      Investments in Marketable Securities

        At September 30, 1997, Peregrine had $165,000 invested in marketable securities, which were restricted. The funds represent a portion of an indemnity trust fund (the "Indemnity Trust Fund") which was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third party trustee, is restricted as to use for a period of three years ending May 29, 2000, as defined in the Indemnity Trust Agreement. At September 30, 1997, Peregrine's "available-for-sale" securities consisted of U.S. Treasury Notes and investment grade commercial paper whose interest rates range from 5.35% to 6.00% and whose maturity dates range from October 1, 1997 to January 31, 1998. Unrealized gains and losses on the marketable securities are not significant at September 30, 1997. At December 31, 1996, the Trust had $14,115,000 invested in U.S. Government Agency mortgage-backed securities classified as "available-for-sale", all of which were held by CalREIT.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


4.      Restricted Cash

        At September 30, 1997 and December 31, 1996, cash of $132,000 and $986,000, respectively, was restricted. Such funds represent the cash balance of the Indemnity Trust Agreement discussed above in Note 3, and the balance of the net proceeds from the sale of certain Peregrine assets, which is being held in an account for the benefit of the Senior Lender Group.


5.      Long-Term Notes Payable

        At September 30, 1997 and December 31, 1996, the Trust had long-term notes payable, excluding the Senior Lender Group Notes Payable and the Line of Credit, of $24,371,000 and $32,263,000, respectively. Most of the long-term notes payable are collateralized by first deeds of trust on rental properties, with an aggregate net book value of $28,934,000 and $38,695,000, at September 30, 1997 and December 31, 1996, respectively.


        On June 30, 1997, Peregrine reached an agreement with the first mortgage note lender on the 3900 Lennane Drive property to purchase the mortgage note and related obligations at a discount. The difference between the purchase price and the unpaid balance of the note, accrued interest and other obligations at the time of restructuring was approximately $418,000, which was recorded as income from forgiveness of debt during the quarter ended June 30, 1997. The note was paid off at a discount on July 3, 1997. Management is currently performing improvements at the property and is concentrating its efforts on leasing the vacant building.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


6.      Related-Party Transactions

        Peregrine and CalREIT are both self-administered. During the nine month period ended September 30, 1997, Peregrine charged CalREIT $1,600 for direct services provided by Peregrine employees based upon computed hourly rates, including salary, taxes, and benefits. During 1996, Peregrine and CalREIT shared certain costs, including personnel costs, for which CalREIT reimbursed Peregrine pursuant to a cost allocation agreement based on respective asset values. The cost allocation agreement between Peregrine and CalREIT was terminated in January 1997, following Peregrine's sale of its 76% stock ownership interest in CalREIT. During the six month period ended June 30, 1996, reimbursable costs charged by Peregrine to CalREIT approximated $130,000.

        At September 30, 1997 and December 31, 1996, Peregrine had amounts due from CalREIT aggregating $10,000 and $31,000, respectively.

        Peregrine utilized the services of certain of its former independent Trustees during the nine month periods ended September 30, 1997 and 1996 in connection with its analysis of alternative operating strategies, asset dispositions and day-to-day management activities. In addition, certain of the former independent Trustees were paid for time incurred in connection with a lawsuit filed against Peregrine by MDC REIT Holdings, L.L.C. (see Note 12 to financial statements). In connection with the consulting services performed, the following amounts were paid to such Trustees (or affiliated companies) during the nine month periods ended September 30, 1997 and 1996, in addition to the quarterly and meeting fees paid to the Trustees:

                                                           For the Nine Months Ended
                                                                 September 30,
                                                                1997       1996
                                                                ----       ----
The McMahan Group (John McMahan, former Trustee)               $ 9,000    $69,000
John McMahan, former Trustee                                        --     68,000(1)
John F. Salmon, former Trustee                                   6,000     46,000
The Presidio Group (Kenneth T. Seeger, former Trustee)          59,000     41,000
Hickey & Hill, Inc. (E. Lawrence Hill, Jr., former Trustee)      5,000         --

(1) Amount represents salary received for serving as Peregrine's interim CEO for the period January 15 through May 31, 1996.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


7.      Gain on Foreclosure or Sale of Investments

        Components of the gain on foreclosure or sale of investments for the three and nine month periods ended September 30, 1997 and 1996 were as follows:

                                              For the Three Months Ended    For the Nine Months Ended
                                                     September 30,                September 30,
        Components                                1997          1996           1997          1996
                                                  ----          ----           ----          ----
Sale of Corona Sherman Note                       $  --      $      --      $  110,000     $       --
Sale of Investment in CalREIT                        --             --       1,012,000             --
Sale of Timberlake Medical Building                  --        (38,000)             --        (38,000)
Sale of Investment in Placer Ranch Partnership       --        129,000              --        129,000
Sale of Fountain View Office Building Note           --        130,000              --        130,000
Sale of Aster Avenue Industrial Complex Note         --        387,000              --        387,000
Sale of Bekins Storage Facility                      --             --              --       (164,000)
Sale of Sierra Oaks Shopping Center                  --             --              --        (63,000)
Sale of Pavilions at Mesa Note                       --             --              --        430,000
Sale of Spacesaver Mini-Storage Note                 --             --              --         30,000
Sale of Redfield Commerce Center                     --             --              --        299,000
                                                  -----      ---------      ----------     ----------

                                                  $  --      $ 608,000      $1,122,000     $1,140,000
                                                  =====      =========      ==========     ==========

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

        In August 1996, Peregrine sold the Timberlake Medical Building. The book value of the property on the date of the transaction was $521,000. The Timberlake Medical Building was sold for $550,000 with $67,000 in related selling costs and credits to the buyer and $477,000 in liabilities applied towards the selling price, resulting in a loss of $38,000.

        In July 1996, Peregrine sold its Placer Ranch Partnership Investment, which had a net book value of $2,610,000, for $2,739,000, resulting in a gain of $129,000.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


7.      Gain on Foreclosure or Sale of Investments, continued

        During the third quarter of 1996, CalREIT sold two mortgage notes collateralized by deeds of trust on real property. One note, which was collateralized by a first deed of trust on an office building in Scottsdale, Arizona, was sold for $753,000 with $15,000 in selling costs. The book value of the note on the date of the sale was $608,000, resulting in a gain of $130,000. The second note, which was collateralized by a first deed of trust on an office/industrial building in Sunnyvale, California, had a book value of $1,574,000 on the transaction date and was sold for $2,000,000. Selling costs of $39,000 were incurred in connection with the sale, resulting in a gain of $387,000.

        No gain or loss was recorded in June 1996, upon the early payoff of Peregrine's mortgage note with a face value of $2,240,000, as the book value of the note was equal to the face value of the note, which was paid in full.

        In May 1996, CalREIT sold the Bekins Storage Facility. The book value of the property on the date of the transaction was $3,150,000. The Bekins Storage Facility was sold for $3,125,000 with $139,000 in related selling costs and $47,000 in liabilities applied towards the selling price, resulting in a loss of $164,000.

        In April 1996, Peregrine sold the Sierra Oaks Shopping Center for $6,000,000. Selling costs of $219,000 were incurred in connection with the sale and $5,040,000 in liabilities were applied towards the sales price. The book value of the property on the transaction date was $5,844,000. A loss of $63,000 was recorded in connection with the sale of the Sierra Oaks Shopping Center.

        During the second quarter of 1996, CalREIT sold two mortgage notes collateralized by deeds of trust on real property. One note, which was collateralized by a first deed of trust on an office/commercial building in Phoenix, Arizona, was sold for $6,735,000 with $141,000 in selling costs. The book value of the note on the date of the sale was $6,164,000, resulting in a gain of $430,000. The second note, which was collateralized by a second deed of trust on a commercial building in Pacheco, California, had a book value of $546,000 on the transaction date and was sold for $592,000. Selling costs of $16,000 were incurred in connection with the sale, resulting in a gain of $30,000.

        In March 1996, CalREIT sold the Redfield Commerce Center. The book value of the property on the date of the transaction was $743,000. The Redfield Commerce Center was sold for $1,118,000 with $76,000 in related selling costs and $9,000 in liabilities applied towards the selling price, resulting in a gain of $299,000.

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


8.      Extraordinary Item-Forgiveness of Debt

        Peregine recorded income from debt forgiveness of $418,000 in connection with the discounted payoff of the outstanding mortgage obligations (note, accrued interest and other liabilities) on the 3900 Lennane Drive property during the quarter ended June 30, 1997, and $22,000 during the quarter ended March 31, 1997, in connection with the extinguishment of certain debt related to the bankruptcy proceedings.

        Peregine recorded income from debt forgiveness of $151,000 during the quarter ended September 30, 1996, in connection with the extinguishment of certain debt related to the bankruptcy proceedings.


9.      Statement of Cash Flows Supplemental Information

        In connection with the sale and foreclosure of rental properties and notes receivable the Trust entered into various non-cash transactions as follows:

                                               For the Nine Months Ended
                                                     September 30,
                                                  1997           1996
                                                  ----           ----
  Sales price less selling costs and credits    $ 110,000    $ 25,140,000
  Notes payable assumed by buyer or
      paid through escrow                              --      (5,443,000)
  Other liabilities assumed by buyer or
      applied to the sale price                        --        (129,000)
                                                ---------    ------------
          Net cash received                     $ 110,000    $ 19,568,000
                                                =========    ============

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


9.      Statement of Cash Flows Supplemental Information, continued

        One parcel of land located in Sacramento, California with a carrying value of $30,000 was sold at a county public auction during the three month period ended March 31, 1997. No gain or loss was recorded on this transaction, as the carrying value of the land was equal to the carrying value of the liabilities.

        Two parcels of land located in Sacramento, California with a carrying value of $82,000 were returned to the bondholder in lieu of foreclosure during the three month period ended March 31, 1996. No gain or loss was recorded on this transaction, as the carrying value of the land was equal to the carrying value of the liabilities.

        CalREIT's Casa Grande Motor Inn, which was collateralized by notes payable of $3,089,000, was foreclosed upon during the quarter ended March 31, 1996. The carrying value of the asset was equal to the carrying value of the debt; therefore, no gain or loss on foreclosure was recorded.

        Additionally, on March 31, June 30, and September 30, 1997, Peregrine issued Redeemable Convertible Preferred Stock in the face amounts of $702,000, $729,000, and $756,000, respectively, as payment in kind for the dividends then due on the outstanding Preferred Stock. Preferred Stock Dividends issued as payment in kind were in the face amounts of $643,000, $660,000, and $684,000, respectively, on March 31, June 30, and September 30, 1996. On March 31, June 30, and September 30, 1996, Interest Deferral Notes at 8.5% per annum in the principal amount of $933,000, $944,000, and $967,000, respectively, were issued as payment in kind for the interest then due on the Senior Lender Group Notes.

        During the three month periods ended March 31, June 30, and September 30, 1997, the outstanding balance on the Line of Credit was increased by $0, $0, and $98,000, respectively for interest and expenses incurred. During the three month periods ended March 31, June 30, and September 30, 1996, the outstanding balance on the Line of Credit was increased by $169,000, $260,000, and $245,000, respectively, for interest and expenses incurred.

        Cash paid for interest during the three month periods ended September 30, 1997 and 1996, was $1,381,000 and $848,000, respectively. Cash paid for interest during the nine month periods ended September 30, 1997 and 1996, was $4,396,000 and $2,670,000 respectively.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


10.     Per Share Data

        Per share data for the three and nine month periods ended September 30, 1997 and 1996, was computed in conformity with the provisions of Accounting Principles Board Opinion 15 ("APB 15"). In accordance with APB 15, the earnings per share calculation includes all dilutive Common Shares of Beneficial Interest equivalents, based on stock options outstanding during the period (using the treasury stock method). There were 53,332 and 113,330 stock options outstanding at September 30, 1996 and 1997, respectively; however, stock options had an antidilutive effect on earnings per share and accordingly were excluded from all earnings per share computations.

        The weighted average number of shares used in the computations were 4,881,000 during the three and nine month periods ended September 30, 1997 and 1996.


11.     Distributions

        No cash distributions were made to the holders of Common Shares of Beneficial Interest during the three and nine month periods ended September 30, 1997 and 1996.

        Under the terms of the agreements with respect to the Line of Credit and the Senior Lender Group Notes, Peregrine is substantially restricted from and does not anticipate making any distributions to shareholders in the foreseeable future.


12.     Commitments and Contingencies

                                   Litigation

        At September 30, 1997, Peregrine was a party to a number of lawsuits. Most involved ordinary disputes common in the real estate property management business and the amounts were immaterial to the overall financial position of Peregrine.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


12.     Commitments and contingencies, continued

                              Litigation, continued

        During the previous quarter, Peregrine was a defendant in a case filed by MDC REIT Holdings, L.L.C. ("MDC") in California state court, on December 24, 1996. Peregrine believes that there was no merit as to the claims; however, in an effort to limit its exposure to attorney fees and costs and possible losses, Peregrine entered into a settlement agreement with MDC in September 1997. In accordance with the settlement agreement, Peregrine paid MDC $250,000 in exchange for a full and complete settlement of the action.

               Financial Status of The Peregrine Real Estate Trust

The following matters raise substantial doubt about Peregrine's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   - The Line of Credit matured on October 7, 1997, and Peregrine has not repaid the amounts outstanding thereunder, resulting in an event of default under the Line of Credit and the Senior Lender Group Notes. Peregrine is currently negotiating the terms of a new line of credit with another lender; however, there can be no assurance that Peregrine and the lender will be able to agree upon the terms of a line of credit and no assurance that an agreement will be signed or that the lender on the existing Line of Credit or the holders of the Senior Lender Group Notes will not exercise remedies that are available to them based upon the default by Peregrine under the terms of their respective agreements prior to the execution of a new line of credit. Failure to obtain a new line of credit or the exercise by the lender on the existing Line of Credit or holders of the Senior Lender Group Notes of their remedies for the default under their respective agreements prior to the execution of a new line of credit would have a material adverse effect on Peregrine. See also Note 13 to Financial Statements.

   - Subsequent to its emergence from bankruptcy on October 7, 1994, Peregrine has incurred cumulative losses through September 30, 1997, of approximately $24,000,000.

   - At September 30, 1997, Peregrine estimates that additional capital expenditures of approximately $1,500,000 to $2,000,000 are necessary at the Sacramento hotel property in order to comply with Holiday Inn franchise requirements; however, management expects to exceed Holiday Inn's requirements and perform additional refurbishments at the hotel. As a result of not completing the required refurbishments within the time frame specified by Holiday Inn, Peregrine received a 30-day notice of default under the Holiday Inn License Agreements (the "Notice of Default") for its Chico and Sacramento hotels on February 4, 1997. Management negotiated with Holiday Inn and received an extension of time to September 19, 1997, with respect to both its Chico and Sacramento hotels, in which to complete the refurbishments required. The refurbishments at the Chico Holiday Inn were completed prior to September 19, 1997, and on October 16, 1997, Peregrine received written notice from Holiday Inn that an inspection had been completed and the default had been cured. Certain of the refurbishments at the Sacramento Holiday Inn have been completed; however, due to time constraints and the fact that the scope of the work required by Holiday Inn was out dated, management met with Holiday Inn representatives to discuss the required refurbishments and develop a plan for completion of them. Based upon this, Peregrine agreed to renew its Holiday Inn License for its Sacramento hotel prior to the expiration of the existing License, in exchange, Holiday Inn conducted a new Property Improvement Plan Inspection on August 1, 1997, and issued a new list of required refurbishments. The required refurbishments must be completed in accordance with a milestone completion timetable issued by Holiday Inn which requires that all refurbishments must be completed within nine months of the execution date of the new License Agreement. The License Agreement is expected to be executed before November 30, 1997, and the refurbishments are expected to be completed prior to August 31, 1998. Should the refurbishments not be completed in a timely manner or should they not meet Holiday Inn's standards, Holiday Inn may assert that Peregrine is in default of the License Agreement and Holiday Inn could attempt to terminate the License Agreement. If the License Agreement is terminated, it could constitute events of default under the Line of Credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $850,000.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


12.     Commitments and contingencies, continued

        Financial Status of The Peregrine Real Estate Trust, continued

    - Peregrine was required to begin paying interest in cash to its Senior Lender Group in November 1996 and estimates that payments in 1997 will be approximately $2,569,000.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


13.     Subsequent Events

        On October 7, 1997, Peregrine's Line of Credit matured. Prior to the maturity date, Peregrine began negotiations with the lender to extend the maturity date of the Line of Credit because Peregrine did not have sufficient capital resources to repay amounts outstanding under the Line of Credit. Peregrine did not agree to the terms of the extension agreement proposed and did not make the required payment on the Line of Credit on the maturity date, resulting in an event of default on the Line of Credit. On October 10, 1997, Peregrine received an official notice of default and demand for payment from the lender. On the date that the Line of Credit matured, the outstanding balance on the Line of Credit, including all accrued interest and fees, was $7,618,000. Amounts outstanding under the Line of Credit bear interest at a default rate of 4.75% over prime (as defined in the Line of Credit Agreement). As of November 14, 1997, the default rate was 13.25% per annum. The default on the Line of Credit resulted in a cross-default on the Senior Lender Group Notes; however, no notice of default has been received from the Senior Lender Group. The outstanding balance on the Senior Lender Notes on the date of default, including accrued interest, was $27,895,000.

------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------


The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition, as a result of Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997, operating and financial results for the three and nine months ended September 30, 1997 represent results of Peregrine only; operating and financial results for the three and nine months ended September 30, 1996 represent the results of Peregrine and CalREIT on a consolidated basis. Historical results set forth are not necessarily indicative of the future financial position and results of operations of Peregrine.

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


Overview

During the quarter ended September 30, 1997, management of Peregrine continued to concentrate on the operating strategy developed in 1996 to maximize the income stream from the commercial and hotel properties and to dispose of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources available. Pursuant to this strategy, management continued its efforts to improve the physical and operating condition of its commercial and hotel properties by completing repairs and deferred maintenance on the commercial properties, developing and implementing plans to complete the required refurbishments at the hotel properties, controlling property expenses and improving both occupancy levels and collections of rent.

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

In an effort to reduce costs, Peregrine terminated the outside management contract relating to its commercial property portfolio in August 1997 and the outside management contracts relating to its hotel properties in October 1997.

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

 - The additional $1,500,000 to $2,000,000 in estimated capital improvements required to complete the refurbishments of the Sacramento hotel property in accordance with Holiday Inn franchise standards, that if not completed, could result in the termination of the Holiday Inn License Agreement which would have a material adverse affect on hotel operations;

 - Peregrine's general and administrative expenses, including costs associated with its estimated 16,000 shareholder base and the ongoing costs of being a public company; and

 - The limited sources and amount of funds currently available to Peregrine from operations and financial resources such as property dispositions, after payment of associated indebtedness, and the inability of Peregrine to raise capital from third-parties in light of, among other things, its debt and capital structure, operating history and contingent liabilities. The Line of Credit matured on October 7, 1997 and Peregrine did not have sufficient capital resources to pay amounts outstanding and due thereunder, resulting in an event of default under the terms of the Line of Credit and a cross-default on the Senior Lender Group Notes. While Peregrine is currently negotiating to obtain alternative financing, there can be no assurance that it will be able to obtain such financing or that the lender under the Line of Credit or holders of the Senior Lender Group Notes will not exercise their remedies under their respective agreements before Peregrine obtains alternative financing.

Comparison of the Nine Months and Three Months Ended September 30, 1997 to the Nine Months and Three Months Ended September 30, 1996

Net Loss of $131,000 was reported by Peregrine for the nine months ended September 30, 1997, a decrease of $6,197,000 from the net loss of $6,328,000 for the nine months ended September 30, 1996. Net loss of $918,000 was reported by Peregrine for the three months ended September 30, 1997, a decrease of $282,000 from the net loss of $1,200,000 for the three months ended September 30, 1996.

Revenues

Total revenues were $18,041,000 during the nine months ended September 30, 1997, down $1,165,000, or 6%, from total revenues of $19,206,000 during the nine months ended September 30, 1996. Total revenues decreased $364,000, or 6%, from total revenues of $6,265,000 during the three months ended September 30, 1996, to total revenues of $5,901,000 during the three months ended September 30, 1997.

Hotel Revenues. Hotel revenues increased $868,000, or 9%, to $10,401,000 for the nine months ended September 30, 1997, and $309,000, or 10%, to $3,475,000 for the three months ended September 30, 1997. This was up from $9,533,000 and $3,166,000 for the nine and three months ended September 30, 1996, respectively. The increase during the nine months ended September 30, 1997 was attributable to an overall increase in room occupancy, room rates and guest services of $913,000; offset by a decrease of $45,000, attributable to the absence of revenue from the Park Terrace Inn, which was sold in October 1996. The increase during the three months ended September 30, 1997 was attributable to an overall increase in room occupancy, room rates, and guest services of $309,000.

Commercial Property Revenues. Commercial property revenues for the nine months ended September 30, 1997 were $7,108,000, a decrease of $1,404,000, or 16%, from revenues of $8,512,000 for the nine months ended September 30, 1996. Commercial property revenues decreased $350,000, or 13%, to $2,354,000 for the three months ended September 30, 1997, down from $2,704,000 for the three months ended September 30, 1996. The decrease for the nine months ended September 30, 1997 is primarily attributable to the absence of $1,585,000 in revenues from CalREIT, which was sold on January 3, 1997; the absence of $195,000 in revenues from the Sierra Oaks Shopping Center, which was sold in April 1996; and the absence of $88,000 in revenues from the Timberlake Medical Building, which was sold in August 1996; offset by an overall increase in revenues of $464,000 on the remaining commercial property portfolio, attributable to an overall increase in occupancy. The decrease for the three months ended September 30, 1997 is primarily attributable to the absence of $481,000 in commercial property revenues from CalREIT; and the absence of $35,000 from Timberlake; offset by an overall increase in revenues of $166,000 on the remaining commercial property portfolio.

Interest Revenue. Interest revenue decreased $864,000, or 80%, to $222,000 for the nine months ended September 30, 1997, and $315,000, or 87%, to $47,000 for the three months ended September 30, 1997. This was down from $1,086,000 for the nine months ended September 30, 1996, and $362,000 for the three months ended September 30, 1996. The decrease for the nine months ended September 30, 1997 is primarily attributable to the absence of $837,000 of interest revenue from CalREIT, which was sold on January 3, 1997; and the absence of $111,000 in interest revenue from mortgage notes due primarily to the payoff of a $2,240,000 note in June 1996; offset by an increase in interest revenue on cash accounts of $84,000, resulting from an increased cash balance during the period. The decrease for the three months ended September 30, 1997 is primarily attributable to the absence of $289,000 in interest revenue from CalREIT; and the absence of $22,000 in interest revenue due to the $2,240,000 mortgage note paid off in June 1996, and a decrease in interest earned on cash accounts of $4,000.

Other Revenue. Other revenue increased $235,000, or 313%, to $310,000 for the nine months ended September 30, 1997, up from $75,000 for the nine months ended September 30, 1996. Other revenue decrease $8,000, or 24%, from $33,000 during the three months ended September 30, 1996, to $25,000 for the three months ended September 30, 1997. Other revenue during the nine months ended September 30, 1997 was primarily attributable to revenue of $250,000 recognized in connection with the settlement of two corporate lawsuits; $45,000 in revenue attributable to settlements with former tenants; and revenue of $13,000 which resulted from prior year property tax refunds on properties formerly owned by Peregrine. Other revenue during the three months ended September 30, 1997 was primarily attributable to revenue of $24,000 recognized in connection with settlements from former tenants as discussed above. Other revenues during the nine months ended September 30, 1996, were primarily attributable to revenue of $21,000 resulting from settlements with former tenants and vendors and revenue of $46,000 resulting from prior year property tax refunds on properties formerly owned by Peregrine. Other revenues during the three months ended September 30, 1996 were primarily attributable to revenue of $13,000 resulting from settlements with former tenants and vendors and revenue of $9,000 resulting from prior year property tax refunds on properties formerly owned by Peregrine.

Total Expenses

Total expenses were $19,734,000 during the nine months ended September 30, 1997, down $3,732,000, or 16%, from total expenses of $23,466,000 during the nine months ended September 30, 1996. Total expenses were $6,819,000 during the three months ended September 30, 1997, a decrease of $344,000 or 5%, from total expenses of $7,163,000 during the three months ended September 30, 1996.

Operating Expenses. Hotel operating expenses decreased $123,000, or 2%, from $7,847,000 during the nine months ended September 30, 1996, to $7,724,000 during the nine months ended September 30, 1997. Hotel operating expenses increased $51,000, or 2%, to $2,681,000 during the three months ended September 30, 1997, up from $2,630,000 for the three months ended September 30, 1996. The decrease for the nine months ended September 30, 1997 was attributable to the absence of expenses at the Park Terrace Inn of $311,000, which was sold in October 1996; offset by an overall increase in operating expenses of $188,000 at the remaining hotels, which was primarily attributable to an overall increases in franchise fees, travel agent commissions, salaries and wages and guest service amenities resulting from increased occupancy, which was partially offset by an overall decrease in property taxes, resulting from successful tax appeals. The increase for the three months ended September 30, 1997 attributable to an overall increase in operating expenses at the hotels of $171,000 as a result of an overall increase in occupancy; offset by the absence of expenses at the Park Terrace Inn of $120,000.

Commercial property operating expenses decreased $732,000, or 25%, to $2,252,000 for the nine months ended September 30, 1997, and $86,000, or 9%, to $836,000 for the three months ended September 30, 1997. This was down from $2,984,000 and $922,000 for the nine and three months ended September 30, 1996, respectively. The decrease during the nine months ended September 30, 1997 was attributable to the absence of $475,000 in operating expenses for CalREIT, which was sold on January 3, 1997; the absence of $89,000 in operating expenses at the Sierra Oaks Shopping Center, which was sold in April 1996; the absence of $60,000 in operating expenses at the Timberlake Medical Building, which was sold in August 1996; and an overall decrease in operating expenses of $108,000 on the remaining commercial property portfolio, primarily attributable to decreased bad debt expenses, legal expenses, and repair and maintenance expenses. In addition, there was an overall decrease in property taxes which resulted from successful property tax appeals. The decrease in operating expenses during the three months ended September 30, 1997 was due to the absence of $149,000 in expenses from CalREIT; and the absence of $6,000 in operating expenses at Timberlake; offset by an overall increase in operating expenses of $69,000 on the remaining commercial property portfolio, primarily attributable to increased repair and maintenance and landscaping expenses incurred as a result of previously deferred maintenance and the wages and benefits directly attributable to the property management staff hired by Peregrine when it internalized the property management in August 1997; partially offset by decreased property taxes expenses which resulted from successful property tax appeals.

Commercial and Hotel Property Management Fees. Commercial and hotel property management fees decreased $91,000, or 16%, from $570,000 for the nine months ended September 30, 1996, to $479,000 for the nine months ended September 30, 1997. Management fees decreased $82,000, or 41%, to $116,000 during the three months ended September 30, 1997, down from $198,000 during the three months ended September 30, 1996. The decrease during the nine months ended September 30, 1997 was due to the absence of $76,000 in management fees attributable to CalREIT, which was sold on January 3, 1997; the absence of $8,000 in management fees for the Sierra Oaks Shopping Center, which was sold in April 1996; the absence of $2,000 in management fees for the Timberlake Medical Building, which was sold in August 1996; the absence of management fees of $25,000 at the Park Terrace Inn, which was sold in October 1996; and an overall decrease in management fees at the commercial properties of $32,000 due primarily to the termination of the outside management contract in August 1997 when Peregrine internalized the management of its commercial property portfolio; offset by an overall increase in management fees of $52,000 on the hotel property portfolio, attributable to the increase in hotel revenues. The decreased management fees for the three months ended September 30, 1997, was due to the absence of $20,000 in management fees attributable to CalREIT; the absence of $7,000 in management fees at the Park Terrace Inn; an overall decrease in management fees at the commercial properties of $35,000 due to internalizing the management of its commercial property portfolio in August 1997; and an overall decrease of $20,000 on the hotel property portfolio, resulting from a change in management companies at the Chico hotel in October 1996, which was partially offset by increased management fees at the Sacramento and Walnut Creek hotels due to increased hotel revenues.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $228,000, or 11%, from $2,149,000 for the nine months ended September 30, 1996, to $2,377,000 for the nine months ended September 30, 1997. Depreciation and amortization increased $101,000, or 14%, to $815,000 for the three months ended September 30, 1997, up from $714,000 for the three months ended September 30, 1996. The increase in depreciation and amortization during the nine months ended September 30, 1997 is primarily attributable to an increase in depreciation and amortization of $355,000 on the commercial and hotel property portfolio resulting from the reclassification of University Village from "held-for-sale" to "held-for-investment" in late 1996, increases resulting from the acquisition of the Corona properties, which were acquired in September 1996 through foreclosure of a note and increases resulting from additional building improvements, tenant improvements and new lease commissions; offset by the absence of $44,000 in depreciation and amortization from CalREIT, which was sold on January 3, 1997; and the absence of depreciation and amortization on the Timberlake Medical Building and the Park Terrace Inn of $15,000 and $68,000, respectively, which were sold in August and October 1996, respectively. The increase in depreciation and amortization during the three months ended September 30, 1997 is primarily attributable to an increase in depreciation and amortization of $131,000 on the commercial and hotel property portfolio; offset by the absence of depreciation and amortization of $19,000 and $11,000 from CalREIT and the Park Terrace Inn, respectively.

Interest Expense. Interest expense decreased $1,794,000, or 29%, from
$6,170,000 for the nine months ended September 30, 1996, to $4,376,000 for the nine months ended September 30, 1997. Interest expense decreased $640,000, or 31%, to $1,401,000 during the three months ended September 30, 1997, down from $2,041,000 during the three months ended September 30, 1996. The decrease for the nine months ended September 30, 1997 is primarily attributable to the absence of $410,000 in interest expense from CalREIT, which was sold on January 3, 1997; the absence of $151,000 of interest on the first mortgage note on the Sierra Oaks Shopping Center, which was paid in full when the subject property was sold in April 1996; the absence of $25,000 in interest expense on the first mortgage note on the Timberlake Medical Building, which was paid in full when the subject property was sold in August 1996; the absence of $134,000 in interest on the first mortgage note on the Park Terrace Inn, which was paid in full when the subject property was sold in October 1996; a decrease in interest on the Senior Lender Notes of $1,002,000 due to a reduction in the balance of notes due primarily to the application of $15,578,000 in net proceeds from the sale of CalREIT on January 3, 1997; and a decrease in interest expense on pre-petition property taxes of $22,000 due to principal payments; offset by an increase in interest expense on the Line of Credit of $15,000 due primarily to a higher rate of interest during the nine months ended September 30, 1997. The decrease during the three months ended September 30, 1997 is primarily attributable to the absence of interest expense from CalREIT of $136,000; the absence of interest expense of $4,000 and $45,000 attributable to Timberlake and Park Terrace, respectively; a decrease in interest on the Senior Lender Group Notes of $361,000 attributable to a lower note balance during the period; a decrease in interest on pre-petition property taxes of $8,000; a decrease in interest expense on the 3900 Lennane Drive mortgage of $57,000 due to the discounted purchase of the mortgage note in July 1997; and a decrease in interest expense on the Line of Credit of $22,000 due to a lower average balance outstanding during the period which was partially offset by a higher rate of interest during the period.

General and Administrative Expenses. General and administrative expenses were $2,526,000 during the nine months ended September 30, 1997, a decrease of $1,220,000, or 33%, from expenses of $3,746,000 for the nine months ended September 30, 1996. General and administrative expenses increased $312,000, or 47%, to $970,000 during the three months ended September 30, 1997, up from $658,000 for the three months ended September 30, 1996. The decrease for the nine months ended September 30, 1997 is primarily attributable to the absence of $885,000 in general and administrative expenses from CalREIT, which was sold on January 3, 1997; a reduction of $345,000 attributable to the absence of fees to its investment banker, which were incurred in 1996 and not in 1997; a decrease of $302,000 in consulting and appraisal costs which in 1996, were primarily attributable to consulting services performed by Peregrine's former independent Trustees, outside hotel consulting fees and asset management fees; a decrease in accounting fees of $67,000 resulting from a reduction in the 1996 audit and tax fees; and a decrease in bank charges of $26,000 resulting from a higher average cash balance during the period; offset by the $250,000 legal settlement fee to MDC incurred in September 1997; and $116,000 in expenses related to 1996 annual report and proxy and 1997 annual shareholders meeting which were not incurred in 1996 as no annual report and proxy were prepared and no annual shareholders meeting was held. The increase of $312,000 during the three months ended September 30, 1997 is primarily attributable to the $250,000 legal settlement fee to MDC incurred in September 1997; an increase of $166,000 in legal costs due primarily to costs incurred in connection with the MDC lawsuit, bankruptcy issues and Security and Exchange filings due to changes in the Board of Trustees and independent accountants; and an increase in salaries, wages and benefits of $96,000 due primarily to increased staffing resulting from the internalization of property management; offset by the absence of $235,000 in general and administrative expenses from CalREIT.

Many of the administrative costs to service Peregrine's large shareholder base and to fulfill its public regulatory requirements are fixed costs. As a result, Peregrine expects its general and administrative expenses to continue to be disproportionately high compared to the size of its asset base; however, Peregrine's new management team is currently analyzing general and administrative expenses to determine those areas in which costs can be reduced.


Gain on Foreclosure or Sale of Investments

During the nine and three months ended September 30, 1997, Peregrine recorded total gains on the foreclosure or sale of investments of $1,122,000 and $0, respectively, as compared to total gains on the foreclosure or sale of investments of $1,140,000 and $608,000 during the nine and three months ended September 30, 1996, respectively. In the first quarter of 1997, Peregrine recorded a gain of $1,012,000 upon the sale of CalREIT. At the time of the transaction, January 3, 1997, the book value of Peregrine's investment in CalREIT was $18,733,000. CalREIT was sold for $20,222,000 in cash, with $477,000 in related selling costs incurred, resulting in a gain of $1,012,000. During the second quarter of 1997, Peregrine recorded a gain of $110,000 when it sold a mortgage note, which had been in default since 1993 and whose book value was $0, back to the borrower. In the first quarter of 1996, a gain of $299,000 was recorded by CalREIT upon the sale of the Redfield Commerce Center. During the second quarter of 1996, gains of $430,000 and $30,000 were recorded by CalREIT upon the sale of Mesa at Pavilions and Spacesaver Mini-Storage Notes, respectively; offset by a loss of $164,000 recorded by CalREIT upon the sale of the Bekins Storage Facility; and a loss of $63,000 recorded by Peregrine upon the sale of the Sierra Oaks Shopping Center. During the third quarter of 1996, Peregrine recorded a gain of $129,000 when it sold its interest in the Placer Ranch Partnership in July 1996 and a loss of $38,000 upon the sale of the Timberlake Medical Building in August 1996. CalREIT recorded gains of $130,000 and $387,000 during the third quarter of 1996 upon the sale of two its mortgage notes which were collateralized by a first deed of trust on an office building in Scottsdale, Arizona and an office/industrial building in Sunnyvale, California, respectively.


Valuation Losses

During the nine and three months ended September 30, 1997, Peregrine recorded no valuation losses. During the nine and three months ended September 30, 1996, recorded valuation losses totaled $3,428,000 and $1,184,000, respectively. The 1996 amount was comprised of a $1,390,000 valuation loss recorded during the first quarter by Peregrine against its former Placer Ranch Partnership Investment and a $295,000 valuation loss recorded by CalREIT against its Fulton Square Shopping Center in Sacramento, California. During the second quarter of 1996, a $295,000 valuation loss was recorded by Peregrine against the Timberlake Medical

 Building and an additional valuation loss of $264,000 was recorded by CalREIT against Fulton Square. Valuation losses of $749,000 and $435,000 were recorded by CalREIT during the third quarter of 1996 against its Totem Square property in Kirkland, Washington and its Fulton Square property in Sacramento, California, respectively.

Extraordinary Item, Forgiveness of Debt

During the second quarter 1997, Peregrine benefited from a forgiveness of debt of $418,000 in connection with an agreement with the mortgage lender on 3900 Lennane Drive, and during the first quarter of 1997, Peregrine benefited from a $22,000 forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings. In 1996, Peregrine recorded $151,000 of income from debt forgiveness related to the extinguishment of certain debt related to the bankruptcy proceedings, during the quarter ended September 30, 1996.


Dividends

Peregrine made no cash distributions during the nine and three months ended September 30, 1997 or 1996. In addition, Peregrine is substantially restricted from paying dividends pursuant to the terms of the Line of Credit and Senior Lender Group Notes and does not anticipate making any cash distributions to shareholders in the foreseeable future.


Commercial and Hotel Property Operations

At September 30, 1997 and September 30, 1996, overall average weighted occupancy levels by property type were as follows:

                                               Overall Occupancy
           Property Type           September 30, 1997    September 30, 1996
           -------------           ------------------    ------------------
Retail Shopping Centers                    77%                    80%
Office Buildings                           75%                    72%
Industrial Buildings                       88%                    90%
Mini-Storage Facilities                    87%                    95%
Hotels                                     71%                    70%
CalREIT Properties                         N/A                    84%

The overall weighted average occupancy level is calculated by multiplying the occupancy by square footage (or rooms available) and dividing the total by the total square footage (or rooms available) in the portfolio. The overall weighted average occupancy for Peregrine's commercial portfolio (excluding CalREIT) as of September 30, 1997 was 81% and as of September 30, 1996 was 82%.

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


Liquidity and Capital Resources

Peregrine had $1,985,000 in unrestricted cash at September 30, 1997, compared to $5,972,000 in unrestricted cash at December 31, 1996, of which $4,698,000 was held by CalREIT at December 31, 1996 and unavailable to Peregrine for operating, working capital, or other purposes. During the nine months ended September 30, 1997, Peregrine's principal sources of funds were from operating income, principal and interest payments on mortgage notes receivable, and proceeds from the sale of CalREIT. At September 30, 1997, $1,002,000 remained available on the Line of Credit.

Debt service paid on Peregrine's first mortgage notes totaled $4,206,000 during the nine months ended September 30, 1997, which includes the discounted payoff of the 3900 Lennane Drive mortgage note. Total debt service requirements on first mortgage notes in 1997, excluding the 3900 Lennane Drive mortgage note, are approximately $2,646,000. Interest paid on the Senior Lender Group Notes during the nine months ended September 30, 1997 totaled $1,971,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 1997 currently estimated at $2,569,000, based on actual interest during the nine months ended September 30, 1997, and interest for the fourth quarter of 1997 based upon the current principal balance outstanding of $27,849,000.

At September 30, 1997, Peregrine's short and long-term cash commitments include approximately $1,500,000 to $2,000,000 in remaining capital expenditures required to complete the refurbishment of its Sacramento hotel property in accordance with Holiday Inn Franchise standards; the maturity of the Line of Credit in October 1997; debt service payments on its first mortgage notes of approximately $2,646,000 per year; interest on its Senior Lender Group

Notes currently estimated at $2,367,000 per year; cash dividend payments of approximately $3,300,000 per year on the Preferred Stock commencing in October 1998; and repayment of principal on the Senior Lender Group Notes in October 2000. It is presently anticipated that Peregrine will be unable to pay the Preferred Stock dividends in cash commencing October 1998, and as a result the Preferred Stock will automatically convert to Common Shares of Beneficial Interest in accordance with the Preferred Stock Agreement, thereby substantially diluting the ownership interests of current holders of Common Shares of Beneficial Interest.

Based on cash flows from operations, its 20% share of the net proceeds received from its disposition of its 76% stock ownership interest in CalREIT on January 3, 1997, and an operating line of credit, Peregrine anticipates that it will be able to fund its day-to-day business operations, and meet its debt service obligations on its first mortgage notes and Senior Lender Group Notes through the end of 1997. In the event that Peregrine is unable to obtain a new line of credit, or it loses its Holiday Inn License on its Sacramento hotel property, Peregrine will face significant liquidity issues and may be forced to sell certain of its assets or pursue other restructuring alternatives.

On October 7, 1997, Peregrine's Line of Credit matured. Prior to the maturity date, Peregrine began negotiations with the lender to extend the maturity date of the Line of Credit because Peregrine did not have sufficient capital resources to repay amounts outstanding under the Line of Credit. Peregrine did not agree to the terms of the extension agreement proposed and did not make the required payment on the Line of Credit on the maturity date, resulting in an event of default on the Line of Credit. On October 10, 1997, Peregrine received an official notice of default and demand for payment from the lender. On the date that the Line of Credit matured, the outstanding balance on the Line of Credit, including all accrued interest and fees, was $7,618,000. Amounts outstanding under the Line of Credit bear interest at a default rate of 4.75% over prime (as defined in the Line of Credit Agreement). As of November 14, 1997, the default rate was 13.25% per annum. The default on the Line of Credit resulted in a cross-default on the Senior Lender Group Notes; however, no notice of default has been received from the Senior Lender Group. The outstanding balance on the Senior Lender Group Notes on the date of default, including accrued interest, was $27,895,000.

Peregrine is currently negotiating the terms of a new line of credit with another lender; however, there can be no assurance that Peregrine and the lender will be able to agree upon the terms of a line of credit and no assurance that an agreement will be signed, or that the lender on the existing Line of Credit or the holders of the Senior Lender Group Notes will not exercise remedies that are available to them based upon the default by Peregrine under the terms of their respective agreements prior to the execution of a new line of credit. Failure to obtain a new line of credit or the exercise by the lender on the existing Line of Credit or holders of the Senior Lender Group Notes of their remedies for the default under their respective agreements prior to the execution of a new line of credit would have a material adverse effect on Peregrine.

Peregrine experienced a net increase in unrestricted cash of $711,000 for the nine months ended September 30, 1997 as compared to a net decrease in unrestricted cash of $990,000 for the nine months ended September 30, 1996, a difference of $1,701,000. For the nine months ended September 30, 1997 cash provided by operating activities was $815,000, down $5,869,000 from cash provided by operating activities of $6,684,000 during the comparable period in 1996, which is primarily attributable to increased cash interest payments as a result of interest on the Senior Lender Group Notes being paid in cash commencing November 1, 1996. Cash provided by investing activities during the nine months ended September 30, 1997

Significant Changes in the Economic Environment

Changing interest rates are not expected to have a significant effect on Peregrine's operations in 1997, as most of Peregrine's debt obligations are at fixed interest rates. The effect on inflation on Peregrine's operations and properties is varied. In recent years, rental rates and real estate values have decreased which has had a material impact both on revenues and asset values; however, in 1996 and during the first three quarters of 1997, the real estate market showed increases in both rental rates and real estate values; Therefore, the effect of inflation is not expected to have a significant effect on Peregrine's operations in 1997.

                           PART II. OTHER INFORMATION

Item 1:   Legal Proceedings

During the previous quarter, Peregrine was a defendant in a case filed by MDC REIT Holdings, L.L.C. ("MDC") in California state court, on December 24, 1996. MDC alleged that Peregrine breached a certain stock purchase agreement pursuant to which Peregrine was to have sold to MDC certain shares of the Common Shares of Beneficial Interest of CalREIT that were owned by Peregrine. MDC was seeking damages it allegedly incurred in excess of $900,000, and recovery of its attorney fees, costs, and interest. Management believed, and had been advised by its counsel, that MDC's claims were without merit. Peregrine answered the complaint, denying any breach of the stock purchase agreement and asserting numerous affirmative defenses to MDC's claims; however, there was no assurance as to the outcome of this litigation and any adverse decision could have had a material adverse effect on Peregrine. In an effort to limit its exposure to attorney fees and costs and possible losses, Peregrine entered into a settlement agreement with MDC in September 1997. In accordance with the settlement agreement, Peregrine paid MDC $250,000 in exchange for a full and complete settlement of the action.

Item 3:   Default Upon Senior Securities

The Line of Credit matured on October 7, 1997 and Peregrine did not have sufficient capital resources to pay amounts outstanding and due thereunder, resulting in an event of default under the terms of the Line of Credit and a cross-default on the Senior Lender Group Notes. On the date that the Line of Credit matured, the outstanding balance on the Line of Credit, including all interest and fees, was $7,618,000. The default on the Line of Credit resulted in a cross-default on the Senior Lender Group notes; however, no notice of default has been received from the Senior Lender Group. The outstanding balance on the Senior Lender Group Notes on the date of default, including accrued interest, was $27,895,000. The outstanding balance on the Line of Credit and Senior Lender Group Notes, including accrued interest and fees, as of November 14, 1997, the date of this filing, was $7,729,000 and $27,941,000, respectively.

Item 5:   Other Information

On October 7, 1997, Mr. Bruce Karsh resigned from the Board of Trustees and Mr. Michael Joseph was appointed by the remaining Board of Trustees to fill the vacancy.

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

10.13       Form of Indemnification Agreement (7)

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

(7) Incorporated herein by reference to Peregrine's Report on Form 10Q for the period ended June 30, 1997.


(b)     Reports on Form 8-K

        Peregrine filed a Current Report on Form 8-K on September 19, 1997, reporting under Item 4 of such Form, Changes in Registrant's Certifying Accountant, with respect to the termination of Coopers & Lybrand, LLP and the appointment of Deloitte & Touche, LLP as Peregrine's independent accountant.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE PEREGRINE REAL ESTATE TRUST


November 14, 1997                              /s/Wendy G. Powell
-----------------                              ------------------------------
                                               Wendy G. Powell
                                               Vice President and Chief
                                               Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------

  27                       Financial Data Schedule