Form 10-K
period 1997-12-31
PEREGRINE REAL ESTATE TRUST
filed 1998-03-31
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]
     For the fiscal year ended December 31, 1997

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

                             Yes  X      No
                                -----       -----

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

                             Yes   X      No
                                 -----       -----

As of March 15, 1998, there were 4,881,122 outstanding Common Shares of Beneficial Interest. As of March 15, 1998, there were 2,320,540 outstanding Common Shares of Beneficial Interest held by non-affiliates of the registrant. Since there is no active trading market for the registrant's Common Shares of Beneficial Interest, no aggregate market value may be given with respect to such shares.

--------------------------------------------------------------------------------------------
                         THE PEREGRINE REAL ESTATE TRUST
--------------------------------------------------------------------------------------------

PART I                                                                                  PAGE
--------------------------------------------------------------------------------------------
Item 1.        Business                                                                  1-5
Item 2.        Properties                                                                6-7
Item 3.        Legal Proceedings                                                           8
Item 4.        Submission of Matters to a Vote of Security Holders                         8
--------------------------------------------------------------------------------------------

PART II
--------------------------------------------------------------------------------------------

Item 5.        Market for Registrant's Common Shares of Beneficial Interest Equity
                 and Related Security Holder Matters                                       9
Item 6.        Selected Financial Data                                                    10
Item 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                   11-18
Item 8.        Financial Statements and Supplementary Data                             19-47
Item 9.        Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                            48
--------------------------------------------------------------------------------------------

PART III
--------------------------------------------------------------------------------------------

Item 10.       Trustees and Executive Officers of the Registrant                       49-52
Item 11.       Executive Compensation                                                  53-55
Item 12.       Security Ownership of Certain Beneficial Owners and Management             56
Item 13.       Certain Relationships and Related Transactions                             56
--------------------------------------------------------------------------------------------

PART IV
--------------------------------------------------------------------------------------------

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K         57-59
--------------------------------------------------------------------------------------------

                                       (i)

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 1.        Business
--------------------------------------------------------------------------------


General

        The Peregrine Real Estate Trust (fka Commonwealth Equity Trust) ("Peregrine" or the "Trust") is a California business trust headquartered in Sacramento, California. As of December 31, 1997, Peregrine's investments included eighteen commercial properties located primarily in the Sacramento area, three hotel properties located in Northern California, a partnership interest in a general partnership, and one mortgage note secured by real property.

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

Summary of Chapter 11 Bankruptcy Proceedings

        On August 2, 1993, Peregrine filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of Peregrine's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group. California Real Estate Investment Trust ("CalREIT"), Peregrine's former 76% owned subsidiary, did not file for protection under Chapter 11. Peregrine's Third Amended Plan of Reorganization as modified (the "Plan of Reorganization" or the "Plan") was confirmed in all respects on August 8, 1994, and Peregrine emerged from bankruptcy on October 7, 1994 (the "Effective Date" of the Plan). Peregrine is under the jurisdiction of the United States Bankruptcy Court until entry of a final decree which is expected to occur in late 1998.

        The Plan provided for inter alia: (a) the restructuring of virtually all of the Peregrine's secured and unsecured debt; (b) the reduction in the number of Common Shares of Beneficial Interest held by current shareholders from approximately 25,100,000 ("old") shares to 2,334,000 ("new") shares (effectively a reverse stock split); and the issuance of 2,550,000 new Common Shares of Beneficial Interest, as well as a new class of Redeemable Convertible Preferred Stock, to a senior lender group comprised of the Prudential Insurance Company of America, Pacific Mutual Life Insurance Company, ORIX USA Corporation, and Trust Company of the West (collectively, the "Senior Lender Group"). The total authorized number of new Common Shares of Beneficial Interest is 50,000,000. As of the Effective Date, the Senior Lender Group owned a majority of the new Common Shares of Beneficial Interest (approximately 52%) and all of the new Redeemable Convertible Preferred Stock ("Preferred

Stock" or "Preferred Shares"). The Senior Lender Group also received restructured secured notes in the aggregate original principal amount of $40,000,000, which bear interest at 8.50% per annum, with interest payable in-kind through September 30, 1996 (the "Senior Lender Group Notes").

Business in 1997

        During 1997, Peregrine owned and operated a portfolio of investments that included real property, a partnership interest, mortgage notes, and through January 3, 1997, a 76% stock ownership interest in CalREIT. During 1997, efforts continued to be placed on improving property operations while simultaneously exploring alternative operating strategies for the future designed to maximize shareholder value. The immediate priority continued to be to meet Peregrine's debt obligations, including its obligations to make cash interest payments on the Senior Lender Group Notes. To achieve this objective, emphasis remained on maximizing the income stream from the commercial and hotel properties, reducing operating expenses, and the select disposition of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources available to Peregrine.

        On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT for $20,222,000, or approximately $2.91 per share of CalREIT previously held by Peregrine, to a third party, CalREIT Investors Limited Partnership. The net book value of CalREIT totaled $24,471,000, or approximately $2.68 per CalREIT common share of beneficial interest at December 31, 1996 and during 1996, CalREIT shares traded between $1.13 and $2.88. The decision to sell CalREIT was made by management and the Board of Trustees of Peregrine during 1996.

        In December 1997, Peregrine sold one industrial building known as Pomona Road. In addition, pursuant to the Plan of Reorganization, Peregrine disposed of its final parcel of vacant land located in Sacramento, California, during 1997, by allowing it to be foreclosed upon.

        At the end of 1997, Peregrine's real estate portfolio was comprised of eighteen commercial properties located primarily in the Sacramento area, and three hotels located in Northern California. The commercial property portfolio included six light industrial properties, two mini-storage facilities, six suburban office buildings, and four retail shopping centers encompassing approximately 1,025,000 net rentable square feet in total.

        In 1997, management continued its efforts to improve the physical and operating condition of its commercial properties by completing repairs and deferred maintenance, controlling property expenses, and improving both occupancy levels and collections of rent. The Sacramento metropolitan area, where the majority of Peregrine's commercial properties are located, experienced some improvements in market conditions in 1997. In an effort to reduce operating costs and improve the overall management of the commercial properties, Peregrine terminated its outside commercial property management contract in August 1997 and became self managed.

        The office building located at 3900 Lennane Drive in Sacramento, which has been vacant since early 1995, was renovated during 1997. Efforts to lease the vacant building have continued, and management is currently negotiating with prospective tenants for a long-term lease; however, there can be no assurance that a lease will be consummated.

        The overall weighted average occupancy for Peregrine's commercial property portfolio at the end of 1997 was approximately 81% as compared to approximately 83% at the end of 1996, an overall decrease of approximately 2%. The decrease in occupancy was primarily attributable to decreased occupancies at the retail shopping centers.

        As a result of the strategic importance and growth prospects of Peregrine's three hotel properties, emphasis remained on completing the required refurbishments necessary to comply with Holiday Inn standards, increasing occupancy, and reducing operating expenses. In an effort to reduce operating costs and improve the overall management of the hotels, Peregrine terminated its outside hotel property management contracts in October 1997 and became self managed. Peregrine's three full service Holiday Inns have an aggregate of 554 guestrooms.

        Due to capital constraints in 1996 and during the first half of 1997, Peregrine was unable to complete certain refurbishments required by Holiday Inn with respect to its Chico and Sacramento hotels within the required time frame. As a result, in February 1997, Peregrine received notices of default on its Holiday Inn Franchise Agreements with respect to its Chico and Sacramento hotels. Peregrine was able to obtain an extension of time in which to complete the necessary refurbishments. The refurbishments were completed at the Chico hotel in September 1997, and in October 1997, Peregrine received a written notice from Holiday Inn that the inspection had been completed and the default had been cured. The refurbishments at the Sacramento hotel are currently underway and in accordance with a new Holiday Inn License Agreement for Sacramento, which is dated January 23, 1998 and expires on December 12, 2010, Peregrine must complete them by September 23, 1998. The total cost of the required refurbishments at the Sacramento hotel is estimated to be $2,700,000. Additionally, in accordance with the new Holiday Inn License Agreement for Walnut Creek, which is dated December 18, 1997 and expires December 18, 2007, Peregrine is required to complete approximately $750,000 in refurbishments at the Walnut Creek hotel prior to December 18, 1998. If the required refurbishments at the Sacramento and Walnut Creek hotels are not completed in a timely manner or should they not meet Holiday Inn's standards, Holiday Inn may assert that Peregrine is in default of the License Agreement and Holiday Inn could attempt to terminate the License Agreement. If the License Agreement is terminated, it could constitute events of default under both the line of credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $1,100,000 with respect to the Sacramento hotel and approximately $900,000 with respect to the Walnut Creek hotel. Currently, Peregrine expects to complete refurbishments at the hotels above the amounts required by Holiday Inn.

        The overall weighted average occupancy for the Holiday Inns was approximately 69% during 1997 as compared to approximately 67% during 1996.

        At December 31, 1997, the book value for Peregrine's real estate portfolio was $65,700,000. On that date, the portfolio was encumbered by $24,291,000 of first mortgage indebtedness, in addition to the Senior Lender Group Notes and the line of credit obligation.

        At the beginning of 1997, Peregrine had three notes in its mortgage note portfolio. During the year, one of the notes, which was in default at December 31, 1996, was paid in full when the subject property was sold. A second note, which was also in default at the beginning of 1997 and whose book value was $0, was sold back to the borrower, resulting in a gain of $110,000. At year end, Peregrine has one mortgage note, whose book value totaled $332,000, remaining in its portfolio. The note originated from a property disposition prior to 1997 and represents a first mortgage collateralized by real property located in California.

        During 1997, Peregrine's outstanding balance on its long-term notes payable, which are collateralized by first deeds of trust on certain of the commercial properties, was reduced by approximately $2,804,000 as a result of monthly principal payments and the discounted purchase of one first mortgage note from the lender, which resulted in the recognition of income from debt forgiveness of approximately $418,000.

        In 1997, Peregrine's Senior Lender Group Notes were reduced by $17,537,000 due to principal paydowns, as required by the Note Agreement, from the net proceeds from the sale of CalREIT and other assets dispositions.

        In December 1997, Peregrine secured a new line of credit (the "Line of Credit") with a maximum borrowing of $20,000,000, an increase in borrowing capacity of $11,400,000 from the old line of credit. At December 31, 1997, Peregrine had an outstanding balance of $8,021,000 on its $20,000,000 Line of Credit.

        In 1997, interest on the Trust's long-term first mortgage notes totaled $2,453,000, of which $116,000 was forgiven when the first mortgage on the 3900 Lennane Drive property was purchased from the lender at a discount. Interest, fees and reimbursable expenses related to the Line of Credit totaled $1,131,000 ($874,000 of interest, $182,000 in fees, and $75,000 in reimbursable expenses) in 1997, of which $507,000 was satisfied by an increase in the outstanding balance. Interest on the Senior Lender Group Notes totaled $2,442,000 in 1997. At December 31, 1997, total long-term first mortgage notes of the Trust were $24,291,000, the outstanding balance on the Line of Credit was $8,021,000, and total debt obligations to the Senior Lender Group were $26,930,000. Accrued and unpaid interest at December 31, 1997 totaled $153,000 on the Senior Lender Group Notes.

        In accordance with the Plan, dividends on the Senior Lender Group's Redeemable Convertible Preferred Stock were paid in-kind throughout 1997. During the year, dividends of $2,964,000 were paid in-kind through the issuance of an additional 1,482,000 Preferred Shares, bringing the total number of Preferred Shares held by the Senior Lender Group to 15,555,000 as of December 31, 1997.

        On March 23, 1998, Peregrine entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to purchase a hotel in Northern California for $9,600,000. Peregrine is currently reviewing the due diligence materials and exploring financing alternatives. Peregrine may terminate the Purchase and Sale Agreement within the due diligence period (on or before April 22, 1998) in accordance with the Agreement. The transaction is subject to numerous conditions and contingencies. There can be no assurance that financing will be available and no assurance that the transaction will be consummated.

        A more detailed discussion of the Trust's financial performance, results of operations and alternative going-forward operating strategies is included in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Changes in Management of the Trust

        On May 30, 1997, at Peregrine's Annual Meeting of Shareholders (the "Annual Meeting"), the Common Shareholders elected four new Trustees, replacing the four Trustees who had been appointed in 1994 upon the emergence from bankruptcy. The Trustees elected at the Annual Meeting were: Mr. Bruce A. Karsh, Mr. Richard Masson, Mr. Carson R. McKissick, and Mr. Matthew L. Witte. In addition, the Preferred Shareholders re-elected Mr. Roger D. Snell as a Trustee (the "Preferred Designee"). Mr. Snell was appointed Chairman of the Board of Trustees and Acting Secretary, and immediately following the Annual Meeting, the new Board of Trustees held a meeting and voted to terminate the employment contract with then President and Chief Executive Officer, Mr. Joseph M. Mock, and engaged Mr. Snell as Peregrine's new President and Chief Executive Officer. In October 1997, Mr. Karsh resigned as a Trustee and Mr. Michael Joseph was appointed as his replacement.

        Since May 1997, the Trust has concentrated its efforts on (1) obtaining a new $20,000,000 operating line of credit, which was secured in December 1997,
(2) the formulation of business plans for each property in Peregrine's portfolio, which is still in process, and (3) building an in-house management team, which was completed in January 1998.

        At December 31, 1996, Peregrine had seven (7) full-time employees. As a result of the termination of the outside management contracts for the commercial and hotel properties, Peregrine increased its staff to include all hotel employees, in-house property managers, and additional accounting and support staff. At December 31, 1997, Peregrine had approximately three hundred fifteen
(315) employees.

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

--------------------------------------------------------------------------------
ITEM 2:  PROPERTIES

--------------------------------------------------------------------------------
The following table sets forth certain information relating to properties owned by Peregrine at December 31, 1997. All of the properties are suitable for the purpose for which they are designed and are being used.


                                                                   Date of     Ownership   Square   Total Adjusted
             Direct Equity Investments                           Acquisition   Percentage   Feet       Cost(1)       Encumbrances(2)
--------------------------------------------------------------   -----------   ----------  -------  --------------   ---------------
RETAIL SHOPPING CENTERS:
    Regency Plaza Shopping Center, Sacramento, California           5/85          100%     141,965   $ 11,106,000     $ 8,753,000
    University Village Shopping Center, Sacramento, California     12/86          100%      82,882      7,984,000       7,640,000
    TGI Friday's, Citrus Heights, California                        1/87          100%       8,500      1,536,000              --
    Sunrise Hills, Citrus Heights, California                       1/89          100%      78,953      5,195,000       4,279,000
                                                                                                     ------------     -----------
Total Retail Shopping Centers                                                                          25,821,000      20,672,000
                                                                                                     ------------     -----------

OFFICE BUILDINGS:
    One Sunrise Park, Rancho Cordova, California                    8/83          100%      43,747      1,814,000              --
    16th and K Streets, Sacramento, California                      8/87          100%      39,753      3,328,000              --
    Town Center Office Park, Signal Hill, California               12/87          100%      93,693      4,668,000              --
    Hurley Ethan Office Park I, Sacramento, California              4/88          100%      36,645      2,168,000       1,245,000
    Hurley Ethan Office Park II, Sacramento, California             6/88          100%      38,683      2,722,000       2,374,000
    3900 Lennane Drive, Sacramento, California                      5/88          100%      45,000      2,039,000              --
                                                                                                     ------------     -----------
Total Office Buildings                                                                                 16,739,000       3,619,000
                                                                                                     ------------     -----------

INDUSTRIAL BUILDINGS:
    11135 Trade Center Drive, Rancho Cordova, California            5/88          100%     144,332      2,968,000              --
    11167 Trade Center Drive, Rancho Cordova, California            5/88          100%      57,650        985,000              --
    Parkway Center, El Dorado Hills, California                     1/88          100%      45,332      1,504,000              --
    Mallory Service Center, Walnut Creek, California               10/88          100%      21,752      1,017,000              --
    Commerce Street, Corona, California                             9/96          100%      11,535        399,000              --
    Consumer Circle, Corona, California                             9/96          100%      11,900        386,000              --
                                                                                                     ------------     -----------
Total Industrial Buildings                                                                              7,259,000              --
                                                                                                     ------------     -----------

--------------------------------------------------------------------------------
ITEM 2:  PROPERTIES (continued)

--------------------------------------------------------------------------------

                                                                   Date of     Ownership   Square   Total Adjusted
             Direct Equity Investments                           Acquisition   Percentage   Feet       Cost(1)       Encumbrances(2)
--------------------------------------------------------------   -----------   ----------  -------  --------------   ---------------
MINI-STORAGE FACILITIES:
    Burbank Mini-Storage, Santa Rosa, California                    4/85          100%      72,200      1,485,000              --
    Downtown Mini-Storage, Sacramento, California (3)               3/88          100%      44,825      1,337,000              --
                                                                                                     ------------     -----------
Total Mini-Storage Facilities                                                                           2,822,000              --
                                                                                                     ------------     -----------

HOTELS:
    Chico Holiday Inn, Chico, California                            9/86          100%      87,000      3,555,000              --
    Sacramento Holiday Inn, Sacramento, California                  9/86          100%     139,800     10,257,000              --
    Walnut Creek Holiday Inn, Walnut Creek, California              3/85          100%      78,470      3,931,000              --
                                                                                                     ------------     -----------
Total Hotels                                                                                           17,743,000              --
                                                                                                     ------------     -----------
                                                                                                     $ 70,384,000     $24,291,000
                                                                                                     ============     ===========

(1) Total cost, including reorganization values of Peregrine properties, before accumulated depreciation, adjusted for impairment losses in accordance with Statement of Financial Accounting Standards No. 121.

(2) All of the above properties are pledged as collateral, subject to existing liens, for the restructured debt.

(3) Land on which asset is constructed is subject to a ground lease.

--------------------------------------------------------------------------------
Item 3.  Legal Proceedings
--------------------------------------------------------------------------------

        Nineteen of the professional firms and companies (the "Professionals") who rendered services to Peregrine or other interested parties during Peregrine's bankruptcy case filed fee applications with the Bankruptcy Court and in September 1996, the Bankruptcy Court issued an order (the "Order") awarding fees to some of those Professionals. Five of the Professionals appealed the Order; and the appeals were pending before the U.S. District Court for the Eastern District of California at December 31, 1996. In addition, one Professional filed a motion for reconsideration, which was pending before the Bankruptcy Court. During 1997, Peregrine settled each of these claims.

        Peregrine was named as a defendant in a case filed by MDC REIT Holdings, LLC ("MDC") in California state court on December 24, 1996. MDC alleged that Peregrine breached a certain stock purchase agreement pursuant to which Peregrine was to have sold to MDC certain shares of the common shares of beneficial interest of CalREIT that were owned by Peregrine. MDC was seeking damages it allegedly incurred in excess of $900,000, and recovery of its attorney fees, costs, and interest. Management believed, and had been advised by its counsel, that MDC's claims were without merit. Peregrine has answered the complaint, denying any breach of the stock purchase agreement and asserting numerous affirmative defenses to MDC's claims; however, there was no assurance as to the outcome of this litigation and any adverse decision could have had a material adverse effect on Peregrine. In an effort to limit its exposure to attorney fees and costs, and possible losses, Peregrine entered into a settlement agreement with MDC in September 1997. In accordance with the settlement agreement, Peregrine paid MDC $250,000 in exchange for a full and complete settlement of the action.

        At December 31, 1997, Peregrine was a party to a number of lawsuits which are not expected to be material to the overall financial statements of Peregrine.
--------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 5. Market for the Registrant's Common Shares of Beneficial Interest Equity and Related Security Holder Matters
--------------------------------------------------------------------------------


Market

        Peregrine's Common Shares of Beneficial Interest have traded on the Over-the-Counter Bulletin Board market system under the symbol PGRNS since its emergence from bankruptcy in October 1994, and its issuance of new Peregrine Common Shares of Beneficial Interest was completed. Peregrine's Common Shares of Beneficial Interest were not actively traded during 1997, 1996, or 1995. The following table sets forth the high and low closing quotations for the shares during the four quarters of 1995, 1996 and 1997, as reported by Nasdaq. The Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        1995                               High           Low
        ----                               ----           ---
  First Quarter                            n/a            n/a
  Second Quarter                          $1.50         $1.00
  Third Quarter                            1.00          0.63
  Fourth Quarter                           0.63          0.13

        1996                               High           Low
        ----                               ----           ---
  First Quarter                           $0.50         $0.18
  Second Quarter                           0.50          0.06
  Third Quarter                            0.09          0.03
  Fourth Quarter                           0.10          0.04

        1997                               High           Low
        ----                               ----           ---
  First Quarter                           $0.12         $0.06
  Second Quarter                           0.15          0.06
  Third Quarter                            0.38          0.13
  Fourth Quarter                           1.00          0.19

Holders

        As of March 15, 1998, there were 13,495 shareholders-of-record of Peregrine's Common Shares of Beneficial Interest. In addition, there were approximately 2,500 shareholders whose shares were held by depositories in street and nominee names.

Dividends

        Peregrine paid no cash dividends on its Common Shares of Beneficial Interest in 1996 or 1997, and is substantially restricted under the terms of the Senior Lender Group Notes and Line of Credit from making any cash distributions to shareholders in the foreseeable future.

--------------------------------------------------------------------------------
Item 6.  Selected Financial Data
--------------------------------------------------------------------------------

        The following represents selected financial data for The Peregrine Real Estate Trust for the years ended December 31, 1997, 1996, and 1995, the period October 7, 1994 through December 31, 1994 (the "Transition Period"), and the year ended September 30, 1994. The data should be read in conjunction with other financial statements and related notes included elsewhere herein. Numbers below are shown in thousands except for per share data.

                                                                                              Commonwealth
                                                                                              Equity Trust
                                   Year Ended      Year Ended     Year Ended                   Year Ended
                                  December 31,    December 31,   December 31,   Transition    September 30,
                                      1997           1996           1995          Period          1994
                                      ----           ----           ----          ------          ----
Operating results:
Revenue(1)                          $  24,828      $  27,162      $  26,893      $   6,806      $  32,858

Loss before extraordinary
  item                              $  (2,008)     $  (7,892)     $ (15,331)     $  (1,338)     $ (23,000)

Extraordinary item                  $     440      $     187      $     598      $      --      $      --

Net loss(2)                         $  (1,568)     $  (7,705)     $ (14,733)     $  (1,338)     $ (23,000)

Net loss attributable to
  Common Shares of
  Beneficial interest(2), (3)       $  (4,818)     $ (10,576)     $ (17,264)     $  (1,894)     $ (23,000)

Loss per Common Share of
  Beneficial Interest before
  extraordinary item, basic
  and diluted                       $   (1.08)     $   (2.21)     $   (3.66)     $   (0.39)     $   (0.92)

Extraordinary item per
  Common Share of
  Beneficial Interest, basic
  and diluted                       $    0.09      $    0.04      $    0.12      $      --      $      --

Net loss per share attributable
  to Common Shares of
  Beneficial Interest, basic
  and diluted(2), (3)               $   (0.99)     $   (2.17)     $   (3.54)     $   (0.39)     $   (0.92)

Financial Position:
Total Assets                        $  69,883      $ 104,726      $ 121,793      $ 142,121      $ 140,186

Long-term Obligations(4)            $  88,757      $ 111,578      $ 115,064      $ 114,478      $ 122,963

(1) Includes net gains (losses) from foreclosure or sale of investments of $1,358, $1,580, ($184), $12, and $688, for the years ended December 31,
    1997, 1996, and 1995, the Transition Period, and the year ended September 30, 1994, respectively.

(2) Includes valuation losses of ($459), ($4,278), ($9,526), ($119), and
    ($3,413), for the years ended December 31, 1997, 1996, and 1995, the Transition Period, and the year ended September 30, 1994, respectively.

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

--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

        The following section includes a discussion and analysis of the results of operations for the years ended December 31, 1997, 1996, and 1995 and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Form 10-K. Results during 1997, 1996, and 1995, serve as benchmark data for all future comparisons but are not comparable to prior periods.

        In addition to historical information, the Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to Peregrine's ability to fund its operations or otherwise satisfy capital requirements, both in the short and long term; to undertake property repairs, maintenance, improvements, refurbishments, or other capital expenditures; and to negotiate satisfactory terms with creditors, licensors, franchisors, or others. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause results and future events to differ materially from those set forth or contemplated in the forward-looking statements: increased interest rates and operating costs, deteriorating market conditions affecting occupancy or lease rates, difficulties in finding buyers for property dispositions, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate laws, real property taxes, and governmental regulation, as well as general economic trends and the factors discussed elsewhere in the Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. Peregrine assumes no obligation to update forward-looking statements. Readers should refer to Peregrine's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.

Overview

        During the twelve months ended December 31, 1997, Peregrine owned and operated a portfolio of investments that included real property, partnership interests, mortgage notes, and a 76% stock ownership interest in CalREIT through January 3, 1997. In 1997, Peregrine continued to concentrate its efforts on improving property operations, while simultaneously exploring alternative operating strategies for the future. The immediate priority continued to be to meet Peregrine's debt obligations. To achieve this objective, emphasis remained on maximizing the income stream from the commercial and hotel properties and the select disposition of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources available to Peregrine.

        Management also continued to explore alternative longer term strategies to maximize shareholder value, including analysis of current and expected property valuations, regional and industry market trends and potential long-term growth opportunities in single and multi-tenant buildings, retail centers and hotel properties. The assessment of long-term strategies includes consideration of financing or restructuring alternatives relating to Peregrine's first mortgage debt and its long-term secured debt to the Senior Lender Group. Under the terms of the Senior Lender Group Notes, 80% of the net proceeds from the disposition of assets must be paid to the Senior Lender Group, thus restricting Peregrine from reinvesting in higher yielding investments or making capital improvements to existing assets.

        On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT to a third party for $20,222,000 in cash, and in accordance with the terms of Senior Lender Group Notes, 80% of the net proceeds was paid to the Senior Lender Group, reducing the balance outstanding by $15,578,000.

        Peregrine's future debt service obligations are approximately $2,646,000 per year on its first mortgage debt, and approximately $2,321,000 on the Senior Lender Group Notes, based on the balances at December 31, 1997. In addition, $31,110,000 at face value in Preferred Stock, also held by the Senior Lender Group, will accrue dividends in-kind through September 30, 1998, and will require cash dividend payments of approximately $3,399,000 per year thereafter. It is anticipated, however, that Peregrine will not pay the Preferred Stock dividends in cash commencing with the December 31, 1998 dividend due to a restrictive covenant contained in the Line of Credit Agreement, and as a result the Preferred Stock will automatically convert to Common Shares of Beneficial Interest on April 10, 1999.

Liquidity and Capital Resources

        The Trust's unrestricted cash totaled $1,247,000 on December 31, 1997, down from $5,972,000 at December 1996, of which $4,698,000 was held by CalREIT at December 31, 1996, and unavailable to Peregrine for operating, working capital, or other purposes. In 1997, the Trust's principal source of funds was from operating income, proceeds from the sale of certain investments, and proceeds from principal and interest payments on mortgage notes receivable. At December 31, 1997, $11,979,000 remained available through the Line of Credit.

        Debt service paid on the Trust's first mortgage notes totaled $4,948,000 in 1997, including the discounted purchase of one note from the lender, $3,452,000 in 1996, and $4,902,000 in 1995. Peregrine's debt service requirements on such notes in 1998 are approximately $2,646,000. Interest on the Senior Lender Group Notes was approximately $2,442,000 in 1997. In 1996 and 1995, interest on the Senior Lender Group Notes was $3,814,000 and $3,596,000, respectively, of which approximately $2,844,000 and $3,596,000, respectively, was satisfied through the issuance of interest deferral notes. Principal paydowns on the Senior Lender Group Notes totaled $17,537,000, $1,818,000, and $1,024,000, in 1997, 1996, and 1995, respectively.

        At December 31, 1997, Peregrine's short and long term cash commitments include approximately $3,450,000 to refurbish the Sacramento and Walnut Creek hotel properties in accordance with Holiday Inn franchise standards; debt service payments on its first mortgage notes of approximately $2,646,000 per year; interest on its Senior Lender Group Notes currently estimated at $2,321,000 per year; repayment of its Line of Credit obligation on September 30, 2000; and repayment of principal on the Senior Lender Group Notes in October 2000. It is anticipated that the Preferred Stock cash dividend requirement will be eliminated through the conversion to Common Shares of Beneficial Interest as discussed above.

        On March 23, 1998, Peregrine entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to purchase a hotel in Northern California for $9,600,000. Peregrine is currently reviewing the due diligence materials and exploring financing alternatives. Peregrine may terminate the Purchase and Sale Agreement within the due diligence period (on or before April 22, 1998) in accordance with the Agreement. The transaction is subject to numerous conditions and contingencies.

There can be no assurance that financing will be available and no assurance that the transaction will be consummated.

        Based on cash flows from operations and its revolving Line of Credit, Peregrine anticipates that it will be able to fund its day-to-day business operations, meet its debt service obligations on its first mortgage notes and Senior Lender Group Notes, and fund its capital expenditures through the next twelve months.

        Peregrine experienced a net decrease in unrestricted cash of $27,000 during 1997 as compared to a net increase in unrestricted cash in 1996 of $893,000. Cash used in operating activities was $130,000 in 1997, compared to $1,911,000 in 1996. The decrease in cash used in operating activities of $1,781,000 is primarily attributable to decreased interest payments on the Senior Lender Group Notes due to the $15,578,000 principal reduction in January 1997 as a result of the sale of CalREIT. Cash provided by investing activities was $15,733,000 in 1997, compared to $3,451,000 in 1996, an increase in cash provided by investing activities of $12,282,000. Cash used in financing activities was $20,328,000 in 1997, compared to cash used in financing activities of $647,000 in 1996, an increase of $19,681,000. The increase in cash provided by investing activities and the increase in cash used in financing activities from 1996 to 1997 are primarily attributable to the proceeds received from the sale of CalREIT and the application of such proceeds to the Senior Lender Group Notes.

Results of Operations

        Occupancy. At December 31, 1997, 1996 and 1995, overall weighted average occupancy levels for the Trust's properties is shown below:

                                          Occupancy at December 31,
             Property Type              1997          1996          1995
             -------------              ----          ----          ----
        Retail Shopping Centers          76%           82%           80%
        Office Buildings                 72%           75%           65%
        Industrial Buildings             88%           90%           72%
        Mini-Storage Facilities          96%           94%           93%
        Hotels                           69%           67%           65%
        CalREIT Properties              n/a            77%           90%

        The overall weighted average occupancy level is calculated by multiplying the occupancy by its square footage (or rooms available) and dividing the total by the total square footage (or rooms available) in the portfolio.

        The overall weighted average for Peregrine's entire commercial property portfolio (excluding CalREIT) as of December 31, 1997 was 81% compared to 83% and 75% at the end of 1996 and 1995, respectively.

        Real Estate Dispositions. During 1997, Peregrine sold the Pomona Road industrial building and pursuant to the Plan of Reorganization, disposed of its final parcel of vacant land in Sacramento, California by allowing it to be foreclosed upon by the City of Sacramento. During 1996, Peregrine sold the Sierra Oaks Shopping Center in Roseville, California, the Timberlake Medical Building in Sacramento, California, the Park Terrace Inn Hotel in Redding, California, and its partnership interest in Placer Ranch Partners. Also during 1996, pursuant to the Plan of Reorganization, Peregrine disposed of three of its four parcels of vacant land located in Sacramento, California, by quit-claim deed to the holders of certain secured bond claims against the parcels. In addition, CalREIT sold the Redfield Commerce Center in Scottsdale, Arizona, and the Bekins Storage Facility in Pasadena, California. In February 1996, because of its limited financial potential and inability to service its debt, CalREIT transferred ownership of the Casa Grande Motor Inn property back to the lender pursuant to a foreclosure proceeding. During 1995, Peregrine sold the Milpitas medical building; the North Freeway office building; and a parcel of vacant land in Northridge, California. In addition, during 1995, the office building located at 425 University Avenue in Sacramento, California was foreclosed upon pursuant to the Plan of Reorganization.

        Mortgage Note Dispositions. During 1997, a mortgage note held by Peregrine, which was in default at December 31, 1996, was paid in full when the subject property was sold. In addition, another mortgage, which was in default at December 31, 1997 and whose book value was $0, was sold by Peregrine to the borrower, resulting in a gain of $110,000. In 1996, one mortgage note held by Peregrine was foreclosed upon, resulting in the acquisition of three industrial buildings in Corona, California. The properties were recorded at their estimated fair market value at the date of foreclosure. Also during 1996, one mortgage note, held by Peregrine, with a face value of $2,240,000, was paid in full prior to its maturity date. During 1996, CalREIT's mortgage notes were packaged for sale and disposition. In total, four of CalREIT's seven mortgage notes were sold in 1996. In 1995, two of Peregrine's mortgage notes were purchased by their borrowers at discounts.

        Disposition of Investment in CalREIT. On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT to a third party, CalREIT Investors Limited Partnership. The sale price of Peregrine's investment was $20,222,000, or approximately $2.91 per share of CalREIT previously held by Peregrine, which resulted in a gain of $1,012,000.

        As a result of the sale of CalREIT on January 3, 1997, all assets, liabilities and shareholders' equity (deficit) attributable to CalREIT which were included in the balance sheet at December 31, 1996, were eliminated as follows: the investment in commercial and hotel properties decreased $8,585,000; the investment in notes receivable decreased $1,576,000; the investment in marketable securities available-for-sale decreased $14,115,000; unrestricted cash decreased $4,698,000; rents, accrued interest, and other receivables decreased $707,000; other assets decreased $355,000; long-term notes payable collateralized by first deeds on commercial properties decreased $5,169,000; accounts payable and accrued liabilities decreased $295,000; other liabilities decreased $70,000; minority interest decreased $5,759,000; and the unrealized holding losses on marketable securities decreased $22,000. In addition, at the time of the sale, $32,000 due to Peregrine from CalREIT was recorded as a receivable. Of the $20,222,000 in proceeds received from the sale of CalREIT, $15,631,000 was required to be paid to the Senior Lender Group, in accordance with the Note Agreement, as payment of principal and accrued interest on the Senior Lender Group Notes Payable; the remaining $4,591,000 was paid to Peregrine and available for operations and capital expenditures.

Revenues

        Total revenues were $23,470,000 in 1997, as compared to $25,582,000 in 1996 and $27,077,000 in 1995.

        Hotel Revenues. Hotel revenues were $13,504,000 in 1997, up from $12,652,000 in 1996 and up from $12,816,000 in 1995. The increase from 1995 and
1996, is primarily attributable to an overall increase in room occupancy, room rates, and guest services at the Chico, Sacramento, and Walnut Creek hotels; partially offset by the absence of revenues from the Park Terrace Inn which was closed for renovations in October 1995 and was sold in October 1996.

        Commercial Property Revenues. Commercial property revenues decreased from $11,367,000 and $12,418,000 in 1996 and 1995, respectively, to $9,369,000 in 1997. The decrease from 1995 and 1996 is primarily attributable to the absence of revenues from commercial properties sold in 1995 and 1996; the absence of revenues from CalREIT's commercial properties due to Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997; and decreased occupancy at the Retail Shopping Centers; partially offset by increased occupancies at the Mini-Storage Facilities.

        Interest Revenues. Interest revenues were $263,000 in 1997, down from $1,435,000 in 1996, and down from $1,766,000 in 1995. The decrease in interest revenue from 1995 and 1996, is primarily attributable to the absence of interest revenue from CalREIT; and the absence of interest revenue from mortgage notes paid off or sold in 1995 and 1996; partially offset by an increase in interest revenue earned on cash balances, resulting from a higher average cash balance during 1997.

Expenses

        Expenses were $26,377,000 in 1997, as compared to $31,329,000 in 1996, and $32,365,000 in 1995.

        Hotel Operating Expenses. Hotel operating expenses increased from $10,424,000 in 1996 and decreased from $10,964,000 in 1995, to $10,499,000 in
1997. The increase from 1996 is primarily attributable to the increased occupancy at the hotels; partially offset by decreased real property taxes resulting from successful property tax appeals. The decrease from 1995 is primarily attributable to the absence of expenses at the Park Terrace Inn and decreased real property taxes

        Commercial Property Operating Expenses. Commercial property operating expenses were $3,037,000 in 1997, as compared to $3,948,000 and $4,287,000 in
1996 and 1995, respectively. These decreases are primarily attributable to the absence of expenses from commercial properties sold in 1995 and 1996; the absence of expenses from CalREIT's commercial properties due to Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997; and a decrease in real property taxes resulting from successful property tax appeals.

        Commercial and Hotel Property Management Fees. Commercial and hotel property management fees decreased from $761,000 in 1996 and $633,000 in 1995, to $510,000 in 1997. The decreases are primarily attributable the absence of management fees on commercial and hotel properties sold in 1995 and 1996; the absence of management fees on CalREIT's commercial properties; a reduction in management fees at the commercial properties due to the termination of the outside management contract in August 1997; and a decrease in management fees at the hotel properties due to the termination of the outside management contracts in October 1997; partially offset by an overall increase in management fees at the hotels during the ten months ended October 1997 as compared to the ten months ended October 1996 and 1995, resulting from increased revenues.

        Depreciation and Amortization Expense. Depreciation and amortization expense was $3,340,000 in 1997, up from $2,931,000 in 1996 and down from $3,763,000 in 1995. The increase from 1996 is primarily attributable to the reclassification of properties from "held-for-sale" to "held-for-investment"; increases due to capital improvements and lease commissions at the commercial and hotel properties; and the write off of unamortized tenant improvements and lease commissions related to tenants who abandoned their leases in 1997. The decrease from 1995 is primarily attributable to the absence of depreciation and amortization expense from CalREIT; and the absence of depreciation and amortization related to properties sold in 1995 and 1996; offset by increases resulting from capital expenditures and lease commissions; and the write offs.

        Interest Expense. Interest expense decreased to $5,810,000 in 1997, down from $8,177,000 in 1996 and $8,524,000 in 1995. The decreases are primarily attributable to decreases resulting from the absence of interest on CalREIT first mortgages; a decrease resulting from monthly principal paydowns and payoffs which resulted from the sale of the underlying assets and the discounted purchase of one note in July 1997; and a decrease in interest on the Senior Lender Group Notes as a result of principal paydowns, primarily due to the application of net proceeds from the sale of CalREIT in January 1997; partially offset by an increase in interest on the Line of Credit due to a higher average balance outstanding during 1997.

        General and Administrative Expenses. General and administrative expenses were $3,181,000 in 1997, down from $5,088,000 and $4,194,000 in 1996 and 1995, respectively. The decrease from 1996 is primarily attributable to a decrease in outside consulting and appraisal expenses; the absence of expenses in connection with the retention of an investment banking firm for the purposes of analyzing strategic alternatives, which was incurred in 1996; and the absence of general and administrative expenses related to CalREIT; offset by a legal settlement fee incurred in September 1997 related to Peregrine's sale of its 76% stock ownership interest in CalREIT. The decrease from 1995 is primarily attributable to the absence of general and administrative expenses related to CalREIT; a decrease in legal fees related to bankruptcy matters; a decrease in outside consulting and appraisal expenses; and a decrease in salaries and wages due primarily to a lower annual salary during 1997 for the Chief Executive Officer, elimination of the Chief Financial Officer position, and a reduction in the number of corporate accounting, administrative and executive personnel; offset by a legal settlement fee incurred in September 1997 related to Peregrine's sale of its 76% stock ownership interest in CalREIT.

Reorganization Items

        Reorganization items were $0 in 1997. In 1996, reorganization items represented an amount paid to a professional firm during the bankruptcy proceedings, which was ordered to be disgorged back to Peregrine. In 1995, the reorganization expense represented an additional accrual to increase professional fees related to the bankruptcy proceedings

Gain (Loss) on Foreclosure or Sale of Investments

        Gain (loss) on foreclosure or sale of investments decreased from a gain of $1,580,000 in 1996, and increased from a loss of $184,000 in 1995, to a gain of $1,358,000 in 1997. In 1997, the amount is comprised of a gain from the sale of Peregrine's investment in CalREIT; a gain from the sale of the Pomona Road industrial building; a loss on the sale and maturity of marketable securities; and the recognition of a portion of a previously deferred gain. The 1996 amount is comprised of numerous gains and losses in connection with the sale of real estate assets, the sale and foreclosure of mortgage notes receivable, the sale of a partnership interest, and the recognition of deferred gains, by Peregrine and CalREIT. In 1995, Peregrine and CalREIT recorded gains and losses in connection with the sale and foreclosure of real estate assets, the sale of mortgage notes receivable, and the recognition of deferred gains.

Valuation Losses

        In 1997, Peregrine recorded a valuation loss of $459,000 on the Sunrise Hills Shopping Center, which was attributable to continued impairments in the value of the asset resulting primarily from the current physical condition of the asset. In 1996, total valuation losses were $4,278,000, which was comprised of a $1,390,000 valuation loss recorded by Peregrine against a partnership investment; $1,145,000 in valuation losses recorded against Peregrine's real estate assets; and $1,743,000 in valuation losses recorded against CalREIT's real estate assets. In 1995, total valuation losses recorded by Peregrine and CalREIT totaled $9,526,000. Peregrine recorded $6,065,000 in valuation losses against real estate assets and valuation losses of $180,000 against mortgage notes receivable. CalREIT recorded valuation losses of $1,035,000 against real estate assets and $2,246,000 against mortgage notes receivable in 1995.

        Additional valuation losses could be recorded in the future if the hotel properties do not complete their refurbishment programs, or economic conditions change.

Extraordinary Item, Forgiveness of Debt

        In 1997, Peregrine benefited from a forgiveness of debt of $418,000 in connection with the discounted purchase of the first mortgage note on the 3900 Lennane Drive property. In addition, Peregrine benefited from the extinguishment of certain debt related to the bankruptcy proceedings of $22,000. During 1996 and 1995, Peregrine benefited from the extinguishment of certain debt related to the bankruptcy proceedings of $187,000 and $598,000, respectively.

Dividends

        Peregrine made no cash distributions during 1997, 1996 or 1995. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

Significant Changes in the Economic Environment

        Changing interest rates are not expected to have a significant effect on Peregrine's operations in 1998, as most of the Peregrine's debt obligations are at fixed interest rates. During 1996 and 1997, both rental rates and real estate values have increased; therefore, the effect of inflation is not expected to have a significant effect on Peregrine's operations in 1998.

Year 2000

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Peregrine's computer programs or other date sensitive equipment may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. Peregrine has identified all significant computer applications and other date sensitive equipment that will require modification to ensure Year 2000 compliance. The total cost of the modifications is not expected to be material to the overall financial statements of Peregrine.

--------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Index                                                                     Page
--------------------------------------------------------------------------------

Financial Statements

  Reports of Independent Accountants                                      20-22

  Balance Sheets                                                             23

  Statements of Operations                                                24-25

  Statements of Changes in Redeemable Convertible Preferred
    Stock and Shareholder's Equity (Deficit) Accounts Attributable
    to Common Shares of Beneficial Interest                               26-27

  Statements of Cash Flows                                                   28

  Notes to Financial Statements                                           29-47

Schedule III - Real Estate and Accumulated Depreciation                   60-64

Schedule IV - Mortgage Loans on Real Estate                               65-66

DELOITTE & TOUCHE, LLP LETTERHEAD



                          INDEPENDENT AUDITORS' REPORT


To the Board Trustees
The Peregrine Real Estate Trust
Sacramento, California

We have audited the accompanying balance sheet of The Peregrine Real Estate Trust (The Trust) as of December 31, 1997, and the related statements of (1) operations, (2) changes in redeemable convertible preferred stock and shareholders' equity (deficit) accounts attributable to common shares of beneficial interest, and (3) cash flows for the year then ended. Our audit also included the financial statement schedules related to 1997 listed in the index at item 14. These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Peregrine Real Estate Trust at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche, LLP


Sacramento, California
March 24, 1998

COOPERS & LYBRAND, L.L.P. LETTERHEAD



                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Trustees
The Peregrine Real Estate Trust



We have audited the consolidated balance sheet of The Peregrine Real Estate Trust (Peregrine) and Subsidiary (Trust) as of December 31, 1996, and the consolidated statements of operations, changes in redeemable convertible preferred stock and shareholders' equity (deficit) accounts attributable to common shares of beneficial interest and cash flows for each of the years ended December 31, 1996 and 1995. In connection with our audits of the consolidated financial statements, we have also audited the columns related to 1996 and 1995 of the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Peregrine Real Estate Trust and Subsidiary at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles. Also in our opinion, the 1996 and 1995 columns of the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and 1996 and 1995 columns of the related financial statement schedules have been prepared assuming Peregrine will continue as a going concern. As discussed in the last section of Note 11 to the financial statements, Peregrine has reported continuing losses from operations since emergence from bankruptcy, and must fund interest payable to the Senior Lender Group and certain required hotel improvements. Peregrine believes it will not maintain compliance in 1997 with the tangible net worth covenant arising under its Line of Credit Facility, which is near capacity at December 31, 1996, and matures in October 1997. Additionally, Peregrine has received notices of default under its license agreements related to two of its hotels, which if not cured may result in the loss of the Holiday Inn franchise licenses. Loss of the hotel licenses may lead to defaults under the Line of Credit and Senior Lender Note Agreements, and to substantial losses related to asset impairment and certain license termination costs. Peregrine is also a defendant in a case wherein the plaintiff alleges damages and other costs in excess of $900,000. These matters raise substantial doubt about Peregrine's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements and 1996 and 1995 columns of the related financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.


                                       /s/  Coopers & Lybrand, L.L.P.
                                       COOPERS & LYBRAND, L.L.P.



Sacramento, California
March 19, 1997

                         THE PEREGRINE REAL ESTATE TRUST
                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                                                                         1997               1996
                                                                                         ----               ----
                      ASSETS
Investments:
  Commercial and hotel properties, net of accumulated depreciation
    of $4,684,000 and $1,986,000 at December 31, 1997 and 1996, respectively         $  65,700,000      $  77,412,000
  Notes receivable, net of deferred gains of $79,000 and $319,000
    at December 31, 1997 and 1996, respectively                                            332,000          2,296,000
  Restricted marketable securities available-for-sale                                      117,000                 --
  Marketable securities available-for-sale                                                      --         14,115,000

                                                                                     -------------      -------------

                                                                                        66,149,000         93,823,000


Cash                                                                                     1,247,000          5,972,000
Restricted cash                                                                            183,000            986,000
Rents, accrued interest, and other receivables, net of allowance of $41,000
  and $1,153,000 at December 31, 1997 and 1996, respectively                               720,000          1,819,000
Other assets                                                                             1,584,000          2,126,000
                                                                                     -------------      -------------

        Total assets                                                                 $  69,883,000      $ 104,726,000
                                                                                     =============      =============

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Long-term notes payable, collateralized by deeds of trust on
    commercial properties                                                            $  24,291,000      $  32,263,000
  Senior Lender Group Notes Payable                                                     26,930,000         44,467,000
  Line of Credit                                                                         8,021,000          8,583,000
  Accounts payable and accrued liabilities                                               2,064,000          3,446,000
  Other liabilities                                                                        258,000            343,000
                                                                                     -------------      -------------

        Total Liabilities                                                               61,564,000         89,102,000

Commitments and contingencies (Note 11 to financial statements.)

Minority interest                                                                               --          5,759,000

Redeemable Convertible Preferred Stock: 25,000,000 shares authorized; 15,555,000 and 14,073,000 shares issued and outstanding at December 31, 1997 and 1996, respectively; net of unaccreted discount of $1,595,000 and $1,881,000 at
  December 31, 1997 and 1996, respectively; liquidation preference of
  $31,110,000 and $28,146,000 at December 31, 1997 and 1996, respectively               29,515,000         26,265,000

Common Shares of Beneficial Interest:  50,000,000 shares authorized; 4,881,000
  shares outstanding at December 31, 1997 and 1996                                      13,356,000         13,356,000
Unrealized holding losses on marketable securities available-for-sale                           --            (22,000)
Accumulated deficit                                                                    (34,552,000)       (29,734,000)
                                                                                     -------------      -------------
        Total liabilities and shareholders' equity (deficit)                         $  69,883,000      $ 104,726,000
                                                                                     =============      =============






                         See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF OPERATIONS

                                                                  Year Ended        Year Ended        Year Ended
                                                                December 31,      December 31,      December 31,
                                                                        1997              1996              1995
                                                                        ----              ----              ----
Revenues:
  Hotel property                                                $ 13,504,000      $ 12,652,000      $ 12,816,000
  Commercial property                                              9,369,000        11,367,000        12,418,000
  Interest                                                           263,000         1,435,000         1,766,000
  Other                                                              334,000           128,000            77,000
                                                                ------------      ------------      ------------

                                                                  23,470,000        25,582,000        27,077,000
                                                                ------------      ------------      ------------

Expenses:
  Hotel property operating expenses                               10,499,000        10,424,000        10,964,000
  Commercial property operating expenses                           3,037,000         3,948,000         4,287,000
  Commercial and hotel property management fees                      510,000           761,000           633,000
  Depreciation and amortization                                    3,340,000         2,931,000         3,763,000
  Interest                                                         5,810,000         8,177,000         8,524,000
  General and administrative                                       3,181,000         5,088,000         4,194,000
                                                                ------------      ------------      ------------

                                                                  26,377,000        31,329,000        32,365,000
                                                                ------------      ------------      ------------

    (Loss) before reorganization items,
      gain (loss) on foreclosure or sale of
      investments, valuation losses, extraordinary
      item and minority interest                                  (2,907,000)       (5,747,000)       (5,288,000)

Reorganization items                                                      --           454,000        (1,000,000)
                                                                ------------      ------------      ------------

    (Loss) before gain (loss) on foreclosure or sale of
      investments, valuation losses,
      extraordinary item and minority interest                    (2,907,000)       (5,293,000)       (6,288,000)

Gain (loss) on foreclosure or sale of investments, net             1,358,000         1,580,000          (184,000)
                                                                ------------      ------------      ------------

    (Loss) before  valuation losses,
      extraordinary item and minority interest                    (1,549,000)       (3,713,000)       (6,472,000)

Valuation losses                                                    (459,000)       (4,278,000)       (9,526,000)
                                                                ------------      ------------      ------------

    (Loss) before extraordinary item
      and minority interest                                       (2,008,000)       (7,991,000)      (15,998,000)

Extraordinary item, forgiveness of debt                              440,000           187,000           598,000
                                                                ------------      ------------      ------------

    (Loss) before minority interest                               (1,568,000)       (7,804,000)      (15,400,000)

Minority interest                                                         --            99,000           667,000
                                                                ------------      ------------      ------------

  Net loss                                                      $ (1,568,000)     $ (7,705,000)     $(14,733,000)
                                                                ============      ============      ============






                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                      STATEMENTS OF OPERATIONS (Continued)

                                   ----------


Loss per Common Share of Beneficial Interest:

                                                               Year Ended     Year Ended    Year Ended
                                                             December 31,   December 31,  December 31,
                                                                     1997           1996          1995
                                                                     ----           ----          ----
Net loss                                                      $(1,568,000)  $ (7,705,000)  $(14,733,000)

Preferred Stock dividends, net of discount                     (2,812,000)    (2,516,000)    (2,242,000)

Accretion of discount on Preferred Stock                         (438,000)      (355,000)      (289,000)
                                                              -----------   ------------   ------------

Net loss attributable to Common Shares of
  Beneficial Interest                                         $(4,818,000)  $(10,576,000)  $(17,264,000)
                                                              ===========   ============   ============

Loss per Common Share of Beneficial Interest
  before extraordinary item, basic and diluted                $     (1.08)  $      (2.21)  $      (3.66)


Extraordinary item per Common Share of
  Beneficial Interest, basic and diluted                             0.09           0.04           0.12
                                                              -----------   ------------   ------------

Net loss per share attributable to Common Shares
  of Beneficial Interest, basic and diluted                   $     (0.99)  $      (2.17)  $      (3.54)
                                                              ===========   ============   ============

Weighted average number of Common Shares
  of Beneficial Interest outstanding, basic and diluted         4,881,000      4,881,000      4,883,000











                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS'
 EQUITY (DEFICIT) ACCOUNTS ATTRIBUTABLE TO COMMON SHARES OF BENEFICIAL INTEREST
               PERIOD FROM DECEMBER 31, 1994 TO DECEMBER 31, 1996

                                   ----------

                                   Redeemable Convertible                       Shareholders' Equity (Deficit)
                                       Preferred Stock                Attributable to Common Shares of Beneficial Interest
                                   -----------------------    --------------------------------------------------------------------
                                                                                                  Unrealized Holding
                                                                    Shares of        Additional  Losses on Marketable
                                                               Beneficial Interest     Paid-In       Securities        Accumulated
                                     Number      Amount        Number       Amount     Capital    Available-For-Sale     Deficit
                                   ----------  -----------    ---------  -----------   -------    -----------------    ------------
Balance at December 31, 1994       11,516,000  $20,863,000    4,884,000  $13,339,000   $    --        $     --        $ (1,894,000)

Net loss                                   --           --           --           --        --              --         (14,733,000)

Adjustments related to the
  buyout of old CET shares
  and fractional rounding                  --           --       (3,000)      17,000        --              --                 --

Issuance of dividend-in-kind on
  Redeemable Convertible
  Preferred Stock                   1,212,000    2,425,000           --           --        --              --          (2,425,000)

Discount on Redeemable
  Convertible Preferred Stock
  dividend-in-kind                         --     (183,000)          --           --        --              --             183,000

Accretion of discounts on
  Redeemable Convertible
  Preferred Stock                          --      289,000           --           --        --              --            (289,000)
                                   ----------  -----------    ---------  -----------   -------        --------        ------------

Balance at December 31, 1995       12,728,000   23,394,000    4,881,000   13,356,000        --              --         (19,158,000)

Net loss                                   --           --           --           --        --              --          (7,705,000)

Issuance of dividend-in-kind
  on Redeemable Convertible
  Preferred stock                   1,345,000    2,690,000           --           --        --              --          (2,690,000)

Discount on Redeemable
  Convertible Preferred Stock
  dividend-in-kind                         --     (174,000)          --           --        --              --             174,000

Accretion of discounts on
  Redeemable Convertible
  Preferred Stock                          --      355,000           --           --        --              --            (355,000)

Unrealized holding losses on
  marketable securities
  available-for-sale                       --           --           --           --        --         (22,000)                 --
                                   ----------  -----------    ---------  -----------   -------        --------        ------------

Balance at December 31, 1996       14,073,000  $26,265,000    4,881,000  $13,356,000   $    --        $(22,000)       $(29,734,000)
                                   ----------  -----------    ---------  -----------   -------        --------        ------------


                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS'
 EQUITY (DEFICIT) ACCOUNTS ATTRIBUTABLE TO COMMON SHARES OF BENEFICIAL INTEREST
               PERIOD FROM DECEMBER 31, 1996 TO DECEMBER 31, 1997

                                   ----------

                                   Redeemable Convertible                       Shareholders' Equity (Deficit)
                                       Preferred Stock                Attributable to Common Shares of Beneficial Interest
                                   -----------------------    --------------------------------------------------------------------
                                                                                                  Unrealized Holding
                                                                    Shares of        Additional  Losses on Marketable
                                                               Beneficial Interest     Paid-In       Securities        Accumulated
                                     Number      Amount        Number       Amount     Capital    Available-For-Sale     Deficit
                                   ----------  -----------    ---------  -----------   -------    -----------------    ------------
Balance at December 31, 1996       14,073,000  $26,265,000    4,881,000  $13,356,000   $    --        $(22,000)       $(29,734,000)

Eliminate unrealized holding
  losses on marketable
  securities available-for-sale
  attributable to CalREIT(1)               --           --           --           --        --          22,000                  --

Net loss                                   --           --           --           --        --              --          (1,568,000)

Issuance of dividend-in-kind on
  Redeemable Convertible
  Preferred Stock                   1,482,000    2,964,000           --           --        --              --          (2,964,000)

Discount on Redeemable
  Convertible Preferred Stock
  dividend-in-kind                         --     (152,000)          --           --        --              --             152,000

Accretion of discounts on
  Redeemable Convertible
  Preferred Stock                          --      438,000           --           --        --              --            (438,000)
                                   ----------  -----------    ---------  -----------   -------        --------        ------------


Balance at December 31, 1997       15,555,000  $29,515,000    4,881,000  $13,356,000   $    --        $     --        $(34,552,000)
                                   ==========  ===========    =========  ===========   =======        ========        ============


(1) Amount is eliminated to reflect Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997.



                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF CASH FLOWS

                                   ----------

                                                             Year Ended         Year Ended         Year Ended
                                                           December 31,       December 31,       December 31,
                                                                   1997               1996               1995
                                                                   ----               ----               ----
Cash flows from operating activities:
  Net loss                                                 $ (1,568,000)      $ (7,705,000)      $(14,733,000)
                                                           ------------       ------------       ------------
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:

      Interest, fees and reimbursable expenses added
        to principal balance of debt                            507,000          3,881,000          4,258,000
      Depreciation and amortization                           3,340,000          2,931,000          3,763,000
      (Gain) loss on foreclosure or sale of
        investments, net                                     (1,358,000)        (1,580,000)           184,000
      Minority interest in net loss                                  --            (99,000)          (667,000)
      Extraordinary item, forgiveness of debt                  (440,000)          (187,000)          (598,000)
      Valuation losses                                          459,000          4,278,000          9,526,000
      Changes in other assets and liabilities:
      Decrease (increase) in rents, accrued interest,
        and other receivables                                   423,000           (343,000)           (55,000)
      Increase in other assets                                 (569,000)          (719,000)          (335,000)
      Decrease in accounts payable and accrued
        liabilities                                            (909,000)        (2,178,000)          (641,000)
      (Decrease) increase in other liabilities                  (15,000)          (190,000)           162,000
                                                           ------------       ------------       ------------

            Total adjustments                                 1,438,000          5,794,000         15,597,000
                                                           ------------       ------------       ------------

            Net cash (used in) provided by
              operating activities                             (130,000)        (1,911,000)           864,000
                                                           ------------       ------------       ------------

Cash flows from investing activities:
  Purchase of marketable securities                          (3,127,000)       (15,849,000)                --
  Proceeds from the sale and maturity of
    marketable securities                                     3,010,000          1,712,000                 --
  Proceeds from the sale of investments, net of
    $4,698,000 in cash attributable to CalREIT               16,812,000         20,062,000             99,000
  Improvements to commercial and hotel properties            (1,303,000)        (2,513,000)        (2,353,000)
  Purchase of office equipment                                  (49,000)           (15,000)                --
  Principal collections on notes receivable                     390,000             54,000          2,030,000
                                                           ------------       ------------       ------------

            Net cash provided by (used in)
              investing activities                           15,733,000          3,451,000           (224,000)
                                                           ------------       ------------       ------------

Cash flows from financing activities:
  Principal payments on long-term notes payable              (2,511,000)          (166,000)          (430,000)
  Principal payments on Senior Lender Group
    Notes Payable                                           (17,537,000)        (1,818,000)        (1,024,000)
  (Repayments) borrowings on Line of Credit, net             (1,083,000)         2,138,000            395,000
  Decrease (increase) in restricted cash                        803,000           (801,000)           132,000
                                                           ------------       ------------       ------------

            Net cash used in financing activities           (20,328,000)          (647,000)          (927,000)
                                                           ------------       ------------       ------------

Net (decrease) increase in cash                              (4,725,000)           893,000           (287,000)
Cash, beginning of period                                     5,972,000          5,079,000          5,366,000
                                                           ------------       ------------       ------------

Cash, end of period                                        $  1,247,000       $  5,972,000       $  5,079,000
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

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings

                                  Organization

        The Peregrine Real Estate Trust ("Peregrine" or the "Trust") (fka Commonwealth Equity Trust) was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973, and pursuant to a Plan of Reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code was reorganized under a Restated Declaration of Trust dated October 7, 1994 (the "Effective Date").

        At December 31, 1997, Peregrine owned eighteen commercial properties located primarily in the Sacramento area, three hotel properties located in Northern California, a partnership interest, and one mortgage note secured by real property. Peregrine's 76% stock ownership interest in the California Real Estate Investment Trust ("CalREIT") was sold on January 3, 1997 for $20,222,000 in cash.

                           Principles of Consolidation

        For the year ended December 31, 1997, the financial statements represent the accounts of Peregrine only, as Peregrine's 76% stock ownership interest in CalREIT was sold on January 3, 1997. For the year ended December 31, 1996 and 1995, the financial statements include the accounts of Peregrine and CalREIT on a consolidated basis.

               Plan of Reorganization Under Chapter 11 Proceedings

        On August 2, 1993, Peregrine filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of Peregrine's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group. CalREIT did not file for protection under Chapter 11.

        On June 9, 1994, Peregrine, the lender group, which included the Prudential Insurance Company of America, Pacific Mutual Life Insurance Company, ORIX USA Corporation, and Trust Company of the West, (collectively the "Senior Lender Group"), the Official Committee of Holders of Equity Interests, and the Official Committee of Creditors Holding Unsecured Claims, filed with the Court the Third Amended Plan of Reorganization which was subsequently modified by the First, Second, Third and Fourth Set of Plan Modifications, filed on July 13, 1994, July 20, 1994, July 29, 1994 and August 2, 1994, respectively. The Third Amended Plan of Reorganization as modified (the "Plan of Reorganization" or the "Plan") was confirmed in all respects on August 8, 1994.

        The Effective Date of the Plan (the date on which Peregrine emerged from bankruptcy) was October 7, 1994. Peregrine is under the jurisdiction of the United States Bankruptcy Court until entry of a final decree which is expected to occur in late 1998.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

         Plan of Reorganization Under Chapter 11 Proceedings, continued

        The Plan provided for inter alia: (a) the restructuring of virtually all of the Peregrine's secured and unsecured debt; (b) the reduction in the number of Common Shares of Beneficial Interest held by current shareholders from approximately 25,100,000 ("old") shares to 2,334,000 ("new") shares (effectively a reverse stock split); and the issuance of 2,550,000 new Common Shares of Beneficial Interest, as well as a new class of Redeemable Convertible Preferred Stock, to the Senior Lender Group. The authorized number of new Common Shares of Beneficial Interest is 50,000,000. From the Effective Date, the Senior Lender Group owns a majority of the new Common Shares of Beneficial Interest (approximately 52%) and all of the new Redeemable Convertible Preferred Stock ("Preferred Stock" or "Preferred Shares"). The Senior Lender Group also received restructured secured notes in the aggregate original principal amount of $40,000,000.

                             Fresh Start Accounting

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

                         Commercial and Hotel Properties

        The Trust's commercial and hotel properties are recorded at reorganization value net of accumulated depreciation and impairment losses ("valuation losses") recognized since the Effective Date, unless they are CalREIT assets, in which case they are carried at cost, net of accumulated depreciation and impairment losses recognized. The valuation allowance for possible investment losses represents the excess of the carrying value of individual properties over their appraised or estimated fair value (less estimated selling costs if held for sale).

        Impairment losses (valuation losses) are recorded after consideration of various external factors that may affect fair value of such assets, particularly overbuilt real estate markets resulting in declining lease rates which adversely affect real estate. Generally, fair values are estimated using discounted cash flow, direct capitalization, and market comparison analyses. A gain or loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated. In the event economic conditions for real estate decline, additional valuation losses may be recognized in the near term.

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

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings, continued

                   Commercial and Hotel Properties, continued

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

                              Marketable Securities

        At December 31, 1997 and 1996, marketable securities are classified as "available-for-sale" and are measured at fair value in the balance sheet. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of shareholders' equity (deficit) until realized.

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

                                      Cash

        The Trust invests its cash in demand and time deposits with banks with strong credit ratings. Bank balances in excess of federally insured amounts totaled $1,581,000 and $7,267,000 as of December 31, 1997 and 1996,
respectively. The Trust has not experienced any losses on these deposits.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

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

                            Stock-Based Compensation

        Peregrine has elected to continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 and adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 ("SFAS 123"). Accordingly, the compensation costs of stock options are measured using the intrinsic value-based method, whereby the excess, if any, of the fair value of Peregrine's stock at the date of the grant over the amount an employee must pay to acquire the stock represents compensation cost. Had compensation costs for Peregrine's stock-based compensation been determined using fair value of the options at the grant date, as prescribed by SFAS 123, Peregrine's net loss would be unchanged for the years ending December 31, 1997, 1996 and 1995 because the fair value of the options granted is deemed to be de minimus.

                               Net Loss Per Share

        Net loss per Common Share of Beneficial Interest, basic and diluted, has been computed and presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", ("SFAS 128") which was issued in February 1997. The weighted-average number of Common Shares of Beneficial Interest outstanding during the years ended December 31, 1997, 1996 and 1995, was 4,881,000, 4,881,000, and 4,883,000, respectively. Common Shares of Beneficial Interest equivalents are anti-dilutive for the year ended December 31, 1997, 1996, and 1995, and are not considered in calculating net loss per Common Share of Beneficial Interest.

                                Reclassifications

        Certain reclassifications have been made in the presentation of the December 31, 1996 and 1995 financial statements to conform to the 1997 presentation.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

2.  Commercial and Hotel Properties

        At December 31, 1997 and 1996, the property portfolio at reorganization value or adjusted cost included retail shopping centers, $25,821,000 and $35,053,000, respectively; office buildings, $16,739,000 and
$16,235,000, respectively; industrial buildings, $7,259,000 and $8,101,000, respectively; mini-storage facilities, $2,822,000 and $2,808,000, respectively; land, $0 and $30,000, respectively; and hotels, $17,743,000 and $17,171,000, respectively.

        Under fresh start accounting, all Peregrine properties were adjusted at the Effective Date to reorganization value which is different than tax basis.

        Peregrine's noncancellable operating leases at December 31, 1997, provide for minimum rental income during each of the next five years of $6,903,000, $5,855,000, $5,067,000, $3,491,000, and $1,801,000, respectively, and $3,925,000 thereafter. Certain of the leases increase periodically based on changes in the Consumer Price Index.

        Contingent rental income was $33,000, $28,000, and $27,000 during 1997, 1996, and 1995, respectively.

        At December 31, 1997, no commercial or hotel properties were classified as held-for-sale. At December 31, 1996, 3900 Lennane Drive and CalREIT's two directly owned properties with total carrying values of $1,895,000 and $8,585,000, respectively, were classified as held-for-sale.


3.  Partnership Interests

        Peregrine is a partner in CR Properties, a general partnership, in which Peregrine owns a 50% interest. CR Properties is a limited partner in a partnership which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's financial statements for the year ended December 31, 1997, 1996, and 1995 as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt.

           Investment in CR Properties general partnership, at
             reorganization value                                     $    --
                                                                       ======

        In 1996, Peregrine was a partner in Placer Ranch Partners, a limited partnership in which Peregrine owned a 31% limited partnership interest. The Partnership owned an undeveloped parcel of land in the Stanford Ranch area of Rocklin, California. During the first quarter of 1996 the General Partner exercised a Put/Call Option. In accordance with the terms of the Agreement, the Put/Call Option required that Peregrine sell its interest to the General Partner or purchase the General Partners interest. In July 1996, after investigation and analysis, and due to capital constraints, Peregrine sold its 31% interest to the General Partner for $2,739,000, which resulted in the recognition of a $129,000 gain.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

4.  Notes Receivable

        In order to facilitate sales of real estate, the Trust has accepted partial payment in the form of notes receivable collateralized by deeds of trust. As of December 31, 1997 and 1996, the Trust had long-term notes receivable collateralized by deeds of trust in the face amounts of $411,000 and $8,778,000, respectively. Generally the notes are collateralized by real estate properties in California.

        The notes are to be repaid from the cash flow of the property or proceeds from the sale or refinancing of the property. Contractually scheduled principal collections on Peregrine's note portfolio in the face amount of $411,000 over the next five years, are as follows:

                          1998                $   6,000
                          1999                    6,000
                          2000                    7,000
                          2001                    8,000
                          2002                    9,000
                          Thereafter            375,000
                                              ---------
                                              $ 411,000
                                              =========

        The note bears interest at an annual rate of 9.50% as of December 31, 1997. For 1997, the overall effective rate of interest on notes receivable was approximately 10.50%.

        At December 31, 1997, no notes receivable were classified as held-for-sale. At December 31, 1996, all notes receivable directly owned by CalREIT with a carrying value of $1,576,000, were classified as held-for-sale.


5.  Investment in Marketable Securities Available-for-Sale

        At December 31, 1997, Peregrine had $117,000 invested in marketable securities, which were restricted. The funds represent a portion of an indemnity trust fund (the "Indemnity Trust Fund") which was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, is restricted as to use for a period of three years ending May 29, 2000, as defined in the Indemnity Trust Agreement. At December 31, 1997, Peregrine's available-for-sale securities consisted of U.S Treasury Notes and investment grade commercial paper whose interest rates range from 5.625% to 5.70% and whose maturity dates range from January 5, 1998 to January 31, 1998. Unrealized gains and losses on marketable securities are not significant at December 31, 1997. At December 31, 1996, CalREIT had $14,115,000 invested in U.S. Government mortgage-backed securities classified as available-for-sale.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

5.  Investment in Marketable Securities Available-for-Sale, continued

        Interest income recognized during 1997, 1996, and 1995 on marketable securities available-for-sale was $6,500, $392,000, and $0, respectively.

6.  Restricted Cash

        At December 31, 1997, cash of $183,000 was restricted. Such funds represent the cash balance in the Indemnity Trust Fund discussed above in Note 5, and the balance of the net proceeds from the sale of certain of Peregrine's assets, which is due to the Senior Lender Group. At December 31, 1996, restricted cash of $986,000, representing the balance of the net proceeds from the sale of certain assets of Peregrine, was held in an escrow account for the benefit of the Senior Lender Group.


7.  Valuation Allowances

        The Trust adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") on January 1, 1996. SFAS 121 requires that an impairment be recognized to reduce the carrying amount of long-lived assets (including certain identifiable intangibles) to their estimated fair value whenever events or changes circumstances indicate that such carrying amount may not be recoverable. Upon implementation of SFAS 121 on January 1, 1996, all previously recorded valuation losses (and accumulated depreciation) were combined with the cost of the asset; and the resulting amount was accounted for as its new cost. Upon the recognition of further impairments, valuation losses (and accumulated depreciation) are combined with the cost of the asset.

      Analysis of changes in the allowance for possible losses on real estate investments, partnership interests, notes receivable, and rents, accrued interest and other receivables for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                      Year Ended         Year Ended        Year Ended
                                    December 31,       December 31,      December 31,
                                            1997               1996              1995
                                            ----               ----              ----
Commercial and Hotel Properties
Allowance for valuation losses on
  commercial and hotel properties:

Beginning balance                      $      --       $ 12,963,000       $ 5,863,000
Provision for valuation losses           459,000          2,888,000         7,100,000
SFAS 121 adjustments                    (459,000)       (15,851,000)               --
                                       ---------       ------------       -----------

Ending balance                         $      --       $         --       $12,963,000
                                       =========       ============       ===========

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

7.  Valuation Allowances, continued

                                                     Year Ended        Year Ended        Year Ended
                                                   December 31,      December 31,      December 31,
                                                           1997              1996              1995
                                                           ----              ----              ----
Partnership Investments
Allowance for valuation losses on
  partnership investments:

  Beginning balance                                 $        --       $        --       $        --
  Provision for valuation losses                             --         1,390,000                --
  SFAS 121 adjustments                                       --        (1,390,000)               --
                                                    -----------       -----------       -----------

  Ending balance                                    $        --       $        --       $        --
                                                    ===========       ===========       ===========

Notes Receivable
Allowance for valuation losses,
  unaccreted discounts and deferred
  gains on notes receivable:

  Beginning balance                                 $   319,000       $ 9,466,000       $ 7,317,000
  Elimination of CalREIT deferred gains(1)             (239,000)               --                --
  Provision for valuation losses                             --                --         2,426,000
  Recognition of deferred gains                          (1,000)          (55,000)          (66,000)
  Amounts charged against
     allowance for losses                                    --                --          (211,000)
  SFAS 121 adjustments                                       --        (9,092,000)               --
                                                    -----------       -----------       -----------

  Ending balance                                    $    79,000       $   319,000       $ 9,466,000
                                                    ===========       ===========       ===========

Rents, Accrued Interest, and Other Receivables
Allowance for bad debt losses on rents,
  accrued interest, and other receivables:

  Beginning balance                                 $ 1,153,000       $ 1,040,000       $   285,000
  Elimination of CalREIT allowances(1)               (1,001,000)
  Provision for losses                                   60,000           841,000         1,391,000
  Recoveries                                            (40,000)          (24,000)               --
  Amounts charged against
     allowance for losses                              (131,000)         (704,000)         (636,000)
                                                    -----------       -----------       -----------

  Ending balance                                    $    41,000       $ 1,153,000       $ 1,040,000
                                                    ===========       ===========       ===========

(1) Amount is deducted to reflect Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

8. Long-Term Notes Payable Collateralized by Deeds of Trust on Commercial Properties

        At December 31, 1997 and 1996, the Trust had long-term notes payable, with a face value of $24,291,000 and $32,263,000, respectively, which are collateralized by first deeds of trust on commercial properties, whose net book value at December 31, 1997 and 1996, totaled $28,102,000 and $38,695,000, respectively. The long-term notes payable of $24,291,000 at December 31, 1997, are due in installments extending to the year 2008, with interest rates ranging from 8.50% to 10.00%. Contractually scheduled principal payments related to these long-term notes during each of the next five years, are $339,000, $372,000, $409,000, $448,000, and $19,722,000, respectively, and $3,001,000 thereafter.

        The office building located at 3900 Lennane Drive, comprising approximately 45,000 square feet, has been vacant since early 1995. In early 1997, after all efforts to lease the property failed, Peregrine's management team and Board of Trustees made the decision to cease debt service payments on the property and allow the lender to commence with foreclosure proceedings. In June 1997, Peregrine reached an agreement with the first mortgage note lender on the 3900 Lennane Drive property to purchase the mortgage note and related obligations at a discount. The difference between the purchase price and the unpaid balance of the note, accrued interest and other obligations at the time of the repurchase was approximately $418,000, which was recorded as income from forgiveness of debt.

9.  Senior Lender Group Notes Payable

        In accordance with the Plan of Reorganization, restructured notes payable in the face amount of $40,000,000, which bear interest at 8.5% per annum and are due on October 1, 2000, were issued to the Senior Lender Group in partial satisfaction of the approximately $80,000,000 obligation owed to them. Interest was payable in-kind through September 30, 1996, by means of interest deferral notes issued quarterly. Since September 30, 1996, interest has been payable monthly in cash, with the first payment commencing November 1, 1996.

        The restructured notes payable and interest deferral notes (collectively, the "Senior Lender Group Notes Payable" or "Senior Lender Group Notes") are collateralized generally by all interests of Peregrine in real and personal property and are subordinated only to certain liens. The Senior Lender Group Notes contain certain covenants and restrictions and limit Peregrine's ability to incur additional indebtedness and provide for the mandatory prepayment of principal in the amount of 80% of the net proceeds from the sale of the collateral for the Senior Lender Group Notes and from other specified sources. In addition, there are covenants related to events or conditions which could have or result in a material adverse effect as defined in the applicable agreement.

        Senior Lender Group Notes Payable in the face amount of $26,930,000 and $44,467,000 were outstanding at December 31, 1997 and 1996, respectively.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

10.  Line of Credit

        On October 7, 1997, Peregrine's line of credit (the "Old Line of Credit"), with a maximum borrowing of $8,600,000, matured. Prior to the maturity date, Peregrine began negotiations with the lender to extend the maturity date of the Old Line of Credit because Peregrine did not have sufficient capital resources to repay amounts outstanding under the Old Line of Credit. Peregrine did not agree to the terms of the extension agreement proposed and did not make the required payment on the Old Line of Credit on the maturity date, resulting in an event of default on the Old Line of Credit and the Senior Lender Group Notes, which was cured on December 9, 1997, when the outstanding balance on the Old Line of Credit was paid in full.

        On December 4, 1997, Peregrine entered into a loan and security agreement with a new lender to provide Peregrine with a revolving line of credit (the "Line of Credit") with a maximum borrowing of $20,000,000. The Line of Credit is collateralized by a first lien on certain Peregrine properties, is a revolving facility and bears interest at prime plus 25 basis points or LIBOR plus 225 basis points. The Line of Credit, which matures on September 30, 2000 was used to pay the outstanding balance on the Old Line of Credit, and the remaining borrowing capacity is available to Peregrine to complete capital improvements on the commercial and hotel properties. The Line of Credit contains certain covenants and restrictions and limits Peregrine's ability to incur additional indebtedness, declare or make distributions, and make prepayments on the Senior Lender Group Notes and first mortgage notes. In addition, there are covenants related to events or conditions which could have or result in a material adverse effect as defined in the applicable agreement. The Line of Credit also requires that Peregrine maintain certain debt service coverage ratios beginning June 30, 1998.

        At December 31, 1997, $8,021,000 was outstanding on the Line of Credit of which $7,929,000 bore interest at a rate of 8.6875% and $92,000 bore interest at a rate of 8.75%.

        At December 31, 1996, $8,583,000 was outstanding on the Old Line of Credit at a rate of 10.50%.

        The weighted average interest rate under the Line of Credit and Old Line of Credit during 1997 and 1996, was approximately 10.98% and 10.52%, respectively.


11.  Commitments and Contingencies

                                     Leases

        Peregrine is obligated under a land lease to the year 2019. For each of the next five years the minimum annual payment under the lease is $35,000, and $581,000 thereafter. Total ground lease expense was $41,000, $38,000, and $35,000, during the years ended December 31, 1997, 1996 and 1995, respectively.

        During 1995, CalREIT entered into a three year, non-cancelable operating lease for facilities in San Francisco, California. Rent expense under the operating lease was $40,000 in 1996 and $30,000 in 1995.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

11.  Commitments and Contingencies, continued

                              Capital Expenditures

        At December 31, 1997, Peregrine is required by Holiday Inn, under the License Agreements, to perform certain refurbishments at the Sacramento and Walnut Creek hotels in order to comply with Holiday Inn standards. At December 31, 1997, the capital expenditures necessary to complete the required refurbishments are estimated at approximately $2,700,000 and $750,000 for the Sacramento and Walnut Creek hotels, respectively. If the required refurbishments are not completed in a timely manner or should they not meet Holiday Inn's standards, Holiday Inn may assert that Peregrine is in default of the License Agreement and Holiday Inn could attempt to terminate the License Agreement. If the License Agreement is terminated, it could constitute events of default under both the Line of Credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $1,100,000 with respect to the Sacramento hotel and approximately $900,000 with respect to the Walnut Creek hotel.

                                   Litigation

        At December 31, 1997, Peregrine was a party to a number of lawsuits which are not expected to be material to the overall financial statements of Peregrine.

               Financial Status of The Peregrine Real Estate Trust

        At December 31, 1996 there was substantial doubt about Peregrine's ability to continue as a going concern because of the following matters which existed of that date:

        o Large cumulative losses from operations and valuation losses against investments;

        o The failure to complete refurbishment of Peregrine's hotel properties which resulted in Peregrine's receiving notice of default from Holiday Inn for the Chico and Sacramento hotels in February 1997;

        o Interest payable in cash on Peregrine's Senior Lender Group Notes which commenced November 1, 1996;

        o      The pending maturity of Peregrine's Old Line of Credit;

        o The anticipation that Peregrine would not remain in compliance with certain of the Old Line of Credit's financial covenants;

        o A legal action brought by MDC REIT Holdings, LLC in which Peregrine was named as a defendant.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

11.  Commitments and Contingencies, continued

        The December 31, 1996 financial statements do not include any adjustments that might have resulted from the outcome of these uncertainties.

        During 1997 Peregrine:

        o Had a net loss for 1997 of $1,568,000, compared to a net loss for 1996 and 1995 of $7,705,000 and $14,733,000, respectively;

        o Completed the required hotel refurbishments at the Chico hotel and the refurbishments are underway at the Sacramento hotel. Peregrine received written notice from Holiday Inn that the default with respect to Chico has been cured and has received an extension of time to complete the Sacramento refurbishments;

        o Obtained a new $20,000,000 Line of Credit (see Note 10 to financial statements) and retired the Old Line of Credit in December 1997;

        o      Settled its litigation with MDC REIT Holdings, LLC.

        At December 31, 1997, management of Peregrine believes, because of these events in 1997 and the improving conditions of the economy and the commercial and hotel industries, it will be able to fund its day-to-day business operations, and meet its debt service obligations on its first mortgage notes and Senior Lender Group notes through the next twelve months.



12.  Redeemable Convertible Preferred Stock

        Peregrine's Redeemable Convertible Preferred Stock in the original face amount of $22,500,000, carries a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998, by means of additional shares of Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Preferred Stock automatically converts into Common Shares of Beneficial Interest pursuant to an established formula if any dividend payment is not made in full when due. If all dividends are paid in kind through September 30, 1998, no other Common Shares of Beneficial Interest are issued, and the Preferred Stock dividends payable in cash on December 31, 1998 are not paid prior to April 10, 1999, the Preferred Stock would convert to Common Shares of Beneficial Interest on April 10, 1999, and the Senior Lender Group would, on account of that conversion, acquire approximately 78% of the total Common Shares of Beneficial Interest outstanding after the conversion, bringing their total holdings to approximately 90% of the outstanding shares. It is anticipated that Peregrine will be unable to pay the Preferred Stock dividend in cash commencing with the December 31, 1998 dividend due to the Line of Credit covenants and restrictions, and as a result, the Preferred Stock will automatically convert to Common Shares of Beneficial Interest on April 10, 1999.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

12.  Redeemable Convertible Preferred Stock, continued

        The Preferred Stock is redeemable in cash (total redemption value of $31,110,000 at December 31, 1997) on October 1, 2000, but in certain circumstances, including the sale of all or substantially all the assets of Peregrine, may be redeemed earlier.

        The Preferred Stock has been recorded at a discount to its face amount of $31,110,000, based on an imputed rate of return of 12%.


13.  Distributions

        No cash distributions were made to holders of Common Shares of Beneficial Interest for the years ended December 31, 1997, 1996 and 1995, and under the terms of the agreement with respect to the Senior Lender Group Notes and the Line of Credit, Peregrine is substantially restricted from and does not anticipate making any distributions to shareholders in the foreseeable future.


14.  Related-Party Transactions

        Peregrine's former subsidiary, CalREIT, was self-administered. During 1996, Peregrine and CalREIT shared certain costs, including personnel costs, for which CalREIT reimbursed Peregrine pursuant to a cost allocation agreement based on respective asset values. In 1996 and 1995, reimbursable costs charged by Peregrine to CalREIT approximated $247,000 and $435,000, respectively.

        For 1996 and 1995, such reimbursements have been offset against any amounts due to CalREIT and eliminated in the consolidation. At December 31, 1997 and 1996, Peregrine had amounts due from CalREIT aggregating $7,000 and $31,000, respectively.

        In January 1997, following Peregrine's sale of its 76% stock ownership interest in CalREIT, the cost allocation agreement between Peregrine and CalREIT was terminated. Subsequent to the termination of the cost allocation agreement, Peregrine charged CalREIT $1,600 for direct services provided by Peregrine employees based upon computed hourly rates, including taxes and benefits.

        During a portion of 1997, and 1996, Peregrine utilized the services of certain of its former independent Trustees in connection with an analysis of alternative operating strategies, asset dispositions, and day-to-day management activities. In connection with the consulting services performed, the following amounts were paid to such former Trustees (or affiliated companies) during 1997 and 1996:

                                                                     1997        1996
                                                                     ----        ----
        The McMahan Group (John McMahan, former Trustee)            $ 9,000     $69,000
        John McMahan, former Trustee                                     --      68,000
        John F. Salmon, former Trustee                                6,000      49,000
        The Presidio Group (Kenneth T. Seeger, former Trustee)       59,000      41,000
        Hickey & Hill, Inc. (E. Lawrence Hill, Jr., former Trustee)   5,000          --

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

14.  Related-Party Transactions, continued

        In addition, Peregrine paid $10,000 to Mr. Roger D. Snell during 1996 for independent consulting services performed prior to his election to the Board of Trustees in February 1997 and prior to his employment as the Trust's President and Chief Executive Officer in May 1997.

        During 1996, CalREIT paid $140,000 in compensation to one of its independent Trustees, Elliot G. Steinberg, in connection with CalREIT's strategic growth activities, and accrued $180,000 in deferred compensation for 1996, to Frank A. Morrow, the then Chairman of the Board and Chief Executive Officer, which was paid in March 1997.


15.  Gain (Loss) on Foreclosure or Sale of Investments:

        Components of the gain (loss) on foreclosure or sale of investments for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                     (In Thousands)
                                                       Year Ended       Year Ended       Year Ended
                                                     December 31,     December 31,     December 31,
                        Components                           1997             1996             1995
                        ----------                           ----             ----             ----
        Sale of 76% stock ownership interest in CalREIT    $1,012           $   --            $  --
        Sale of Corona Sherman Note                           110               --               --
        Sale of Pomona Road                                   236               --               --
        Sale and maturity of marketable securities             (1)              --               --
        Sale of investment in Placer Ranch Partnership         --              129               --
        Sale of Timberlake Medical Building                    --              (38)              --
        Sale of Park Terrace Inn                               --              (18)              --
        Foreclosure of Java Investments Note                   --              448               --
        Sale of Fountain View Office Building Note             --              115               --
        Sale of Aster Avenue Industrial Complex Note           --              357               --
        Sale of Sierra Oaks Shopping Center                    --              (63)              --
        Sale of Bekins Storage Facility                        --             (164)              --
        Sale of Pavilions at Mesa Note                         --              430               --
        Sale of Spacesaver Mini-Storage Note                   --               30               --
        Sale of Redfield Commerce Center                       --              299               --
        Sale of Milpitas Medical Building                      --               --             (508)
        Sale of Northridge Land                                --               --               81
        Sale of North Freeway Office Building                  --               --              396
        Sale of Sheri Liou Investments Note                    --               --              (74)
        Sale of Alston-Florin Perkins Note                     --               --              (72)
        Foreclosure of 425 University Ave. Office Building     --               --              (73)
        Recognition of deferred gains                           1               55               66
                                                           ------           ------            -----

        Total gains (losses)                               $1,358           $1,580            $(184)
                                                           ======           ======            =====

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

16.  Income Taxes

        The income tax effect of temporary differences between financial and income tax reporting that give rise to a significant portion of the deferred income tax assets under the provision of Statement of Financial Accounting Standards No. 109 is as follows:

                                               1997                 1996                 1995
                                               ----                 ----                 ----
        NOL carryforward               $ 31,406,000         $ 29,956,000          $ 26,760,000
        Fixed assets                     18,655,000           17,474,000            20,254,000
        Investments                       3,310,000           15,555,000            18,429,000
        Notes receivable                     34,000               32,000               248,000
        Capital loss carryforward        24,169,000           10,684,000             6,067,000
        Other                               210,000              272,000               832,000
                                       ------------         ------------          ------------

                                         77,784,000           73,973,000            72,590,000
        Less valuation allowance
          (Note 1 to financial
           statements)                  (77,784,000)         (73,973,000)          (72,590,000)
                                       ------------         ------------          ------------

        Net                            $         --         $         --          $         --
                                       ============         ============          ============

        At December 31, 1997, the Trust had tax net operating loss carryforwards ("NOL's") which may be applied against future taxable income. Federal NOL's total $82,691,000 and expire between 1998 and 2011. California NOL's total $37,223,000 and expire between 1998 and 2003. The utilization of the NOL's is subject to limitations upon certain changes in ownership as defined in the Internal Revenue Code.

        Any future benefit realized from NOL's which arose before the Effective Date of the Plan will be reported as a direct addition to paid-in capital.

        The Trust's alternative minimum tax operating loss carryforwards are substantially the same as its NOL's at December 31, 1997.

17.  Fair Value of Financial Instruments

        The Trust has adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" ("SFAS 107"). SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

17.  Fair Value of Financial Instruments, continued

instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Trust.

        The estimated fair value of the Trust's financial instruments including cash, notes receivable, and rents, accrued interest, and other receivables at December 31, 1997, is approximately the same as their carrying amounts. It is not practicable to determine the fair value of the Preferred Stock with a face value of $31,110,000 at December 31, 1997, due to the unusual nature of the instrument. The estimated fair value of the Trust's long-term notes payable collateralized by deeds of trust on commercial properties, the Senior Lender Group Notes Payable, and the Line of Credit with face values of $24,291,000, $26,930,000, and $8,021,000, respectively, at December 31, 1997, is approximately the same as their face values at December 31, 1997.


18.  Reorganization Items

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


19.  Extraordinary Item, Forgiveness of Debt

        During 1997, Peregrine recorded income from debt forgiveness of $418,000 in connection with the discounted payoff of the outstanding mortgage obligations (note, accrued interest, and other liabilities) on the 3900 Lennane Drive property. An additional $22,000 was recorded as income from debt forgiveness during 1997, which resulted from the extinguishment of certain debt related to the bankruptcy court proceedings.

        In 1996 and 1995, Peregrine benefited from a forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings of $187,000 and $598,000, respectively.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

20.  Statements of Cash Flows Supplemental Information

        In connection with the sale or foreclosure of investments (including Peregrine's sale of its 76% stock ownership interest in CalREIT), the Trust entered into various non-cash transactions as follows:

                                                Year Ended         Year Ended         Year Ended
                                              December 31,       December 31,       December 31,
                                                      1997               1996               1995
                                                      ----               ----               ----
Sales price less selling costs incurred
  through escrow                              $ 21,515,000       $ 27,655,000       $  5,174,000
Notes receivable                                        --            (20,000)        (2,240,000)
Notes payable assumed by buyer
  or paid through escrow                                --         (7,304,000)        (2,380,000)
Other liabilities assumed by buyer
  or applied to the sale price                      (5,000)          (187,000)          (455,000)
Liabilities incurred in connection with
  foreclosure of mortgage notes                         --            (82,000)                --
                                              ------------       ------------       ------------

Net cash received                             $ 21,510,000       $ 20,062,000       $     99,000
                                              ============       ============       ============

Carrying value of investments sold            $ 19,678,000       $ 23,754,000       $  5,150,000
                                              ============       ============       ============

Carrying value of other assets
  written off at the time of the sale,
  including prepaid selling costs             $    479,000       $     66,000       $    138,000
                                              ============       ============       ============

Other liabilities incurred in connection
  with foreclosure of mortgage notes          $         --       $     22,000       $         --
                                              ============       ============       ============

        CalREIT's Casa Grande Motor Inn which was collateralized by notes payable of $3,089,000 was foreclosed upon during 1996. The carrying value of the assets was equal to the carrying value of the debt; therefore, no gain or loss on foreclosure was recorded. One property which collateralized notes payable of $2,764,000 was foreclosed upon during the year ended December 31, 1995, causing a loss of $73,000.

        In accordance with the Plan of Reorganization, certain vacant parcels of land in Sacramento, California, whose fair market value was estimated to be below the city bond assessments encumbering the property, were to be returned to the bondholders or to the city through sale, quit claim deeds, or foreclosure. One such parcel of land with a carrying value of $30,000 was foreclosed upon by the city during the year ended December 31, 1997. Three such parcels of land with a total carrying value of $152,000 were returned to the bond holders in lieu of foreclosure during the year ended December 31, 1996. Sixteen such parcels of land with a total carrying value of $1,215,000 were returned to the bond holder in lieu of foreclosure during the year ended December 31, 1995. No gain or loss was recorded on these transactions, as the book value of the land was equal to the book value of the liabilities.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

20.     Statements of Cash Flows Supplemental Information, continued

        During the years ended December 31, 1997, 1996 and 1995, increases under the Line of Credit and Old Line of Credit included $507,000, $918,000, and $662,000, respectively for interest, fees, and reimbursable expenses incurred during the respective years.

        Additionally, on March 31, June 30, September 30, and December 31, 1997, Peregrine issued Preferred Stock in the face amount of $702,000, $729,000, $756,000, and $777,000, respectively, as payment in kind for the dividends then due on the outstanding Preferred Stock. On March 31, June 30, and September 30, 1996, Peregrine issued interest deferral notes at 8.5% per annum in the principal amount of $933,000, $944,000, and $967,000, respectively, as payment in kind for the interest then due on the Senior Lender Group Notes. Preferred Stock in the face amount of $643,000, $660,000, $684,000, and $703,000, was issued on March 31, June 30, September 30, and December 31, 1996, respectively, as payment in kind for the dividends due on the outstanding Preferred Stock. In 1995, interest deferral notes issued as payment in kind were in the principal amounts of $867,000, $885,000, $913,000, and $931,000, on March 31, June 30,
September 30, and December 31, respectively. Preferred Stock Dividends issued as payment in kind were in the face amount of $576,000, $597,000, $618,000, and $634,000, respectively, on March 31, June 30, September 30, and December 31, 1995.

        During 1996, the long-term first mortgage note on Peregrine's Office Building at 3900 Lennane Drive was increased by $119,000 of deferred interest.

        Interest paid for the years ended December 31, 1997, 1996 and 1995, was $5,891,000 $4,979,000, and $4,472,000, respectively.

21.  Stock Option Plan

        Peregrine adopted a stock option plan (the "Stock Option Plan") which provides the members of the Board of Trustees an opportunity to purchase Common Shares of Beneficial Interest. The aggregate number of Common Shares of Beneficial Interest which may be issued upon exercise of all options granted under the Stock Option Plan shall not exceed 150,000. At December 31, 1997, 1996, and 1995, options for the purchase of 106,664, 80,000 and 53,332, shares, respectively, were outstanding under the Stock Option Plan, all of which were exercisable.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

21.  Stock Option Plan, continued

        Under the terms of the Stock Option Plan, options may be granted to members of the Board of Trustees who are not full time employees or officers of Peregrine or any subsidiary of Peregrine. The option price granted under the Stock Option Plan shall be the greater of (1) the fair market value of the Common Shares of Beneficial Interest on the Effective Date, October 7, 1994, or
(2) two dollars. Each option which has been granted to date under the Stock Option Plan has been granted at an exercise price of two dollars per share. On the Effective Date, each participant was granted an initial option to purchase 6,666 Common Shares of Beneficial Interest. Thereafter, each participant whose commencement of services is after the Effective Date shall be granted an initial option to purchase 6,666 Common Shares of Interest as of the date of the participant's commencement of service. Each participant shall also be granted additional options to purchase 6,667 Common Shares of Beneficial Interest on each of the next two anniversaries of the grant date of the initial option. Pursuant to Oaktree Capital Management's policy, Messrs. Karsh and Masson were not granted options upon their election as a Trustees. No options were exercised during 1997, 1996, or 1995. Under the terms of the Stock Option Plan, options expire on the earlier of (1) the tenth anniversary of their grant date, (2) upon disability or death of the participant, or (3) in the event of a complete liquidation of Peregrine, a merger, reorganization or consolidation of Peregrine with any other corporation in which Peregrine is not the surviving entity, or Peregrine becomes a wholly owned subsidiary of another corporation. The weighted average remaining contractual life of options under grant at December 31, 1997, was approximately 8 years.

        The Plan of Reorganization provides that Peregrine, at the discretion of the Board of Trustees, may adopt a stock option plan under which management may be granted options exercisable into a maximum of five percent of the Common Shares of Beneficial Interest, on a fully diluted basis. No such plan has been adopted.


22.  Subsequent Events

        On March 23, 1998, Peregrine entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to purchase a hotel in Northern California for $9,600,000. Peregrine is currently reviewing the due diligence materials and exploring financing alternatives. Peregrine may terminate the Purchase and Sale Agreement within the due diligence period (on or before April 22, 1998) in accordance with the Agreement. The transaction is subject to numerous conditions and contingencies. There can be no assurance that financing will be available and no assurance that the transaction will be consummated.

--------------------------------------------------------------------------------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

         On September 15, 1997, Peregrine's Audit Committee terminated the services of Coopers & Lybrand, L.L.P. ("C&L") as the Trust's independent accountants and on September 19, 1997, engaged Deloitte & Touche, LLP to serve as the Trust's independent accountants for the year ending December 31, 1997.

      The reports of C&L on the Trust's financial statements for each of the two most recent fiscal years, December 31, 1996 and 1995, did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to audit scope or accounting principle, however, it was modified as to uncertainty surrounding the Trust's ability to continue as a going concern.

      During the Trust's the most recent fiscal year audit by C&L, December 31, 1996, and subsequent interim periods, March 31, 1997 and June 30, 1997, there were no disagreements with C&L on any matter or accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of C&L, would have caused it to make a reference to the subject matter of the disagreement in connection with its report. In C&L's Report to the Audit Committee for the fiscal year ended December 31, 1995, C&L reported that the Trust's management had disagreed with their conclusion regarding the existence of significant uncertainty surrounding the Trust's ability to continue as a going concern. C&L's termination was not related to such disagreement. Peregrine authorized C&L to respond fully to the inquiries of D&T concerning the subject matter of the disagreement. Furthermore, there were no reportable events within the meaning of item 304(a)(1)(v) of regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 10.  Trustees and Executive Officers of the Registrant
--------------------------------------------------------------------------------

        (a)    Executive Officers.

        The name and ages of all executive officers of the Trust and principal occupation and business experience during at least the last five years for each are set forth below:

       Name             Age                      Position
       ----             ---                      --------
Roger D. Snell           42    President, Chief Executive Officer, Chairman
                               of the Board of Trustees, and Acting Secretary

Kevin Bond               44    Vice President of Hotel Operations

Scott M. Haskins         33    Vice President and Project Manager

Wendy G. Powell          33    Vice President and Chief Accounting Officer

        Roger D. Snell, President, Chief Executive Officer, Chairman of the Board of Trustees, and Acting Secretary. On May 30, 1997, immediately following the Annual Shareholders Meeting, Mr. Snell was appointed to serve as the Chairman of the Board of Trustees, Acting Secretary, President and Chief Executive Officer of Peregrine. Mr. Snell is the founder of Snell&Co, a firm focused on real estate investments, advisory, and development. Prior to founding Snell&Co in 1996, he was President and Chief Executive Officer of Pacific Gateway Properties, from 1992 to 1995. He was also a member of the Board of Directors and acting Chairman. Between 1985 and 1992, Mr. Snell was a Partner with Paragon Group, a national development company. Mr. Snell has a BS degree from the University of California, at Berkeley and an MBA from Harvard University.

        Kevin Bond, Vice President of Hotel Operations. Mr. Bond was hired by the Trust in August 1997 as the Vice President of Hotel Operations. He is responsible for overseeing the daily management of the Trust's hotel properties. Prior to joining Peregrine, he served as General Manager for the 308 room Radisson Suite Hotel in Tucson from October 1992 to July 1997. Before becoming the General Manager, he was resident manager from December 1985 to September 1992 and prior to that he had ten years of hotel work experience with Marriot Hotels. Mr. Bond received his BS degree in Business Administration from Arizona State University.

        Scott M. Haskins, Vice President and Project Manager. Mr. Haskins began his employment as Vice President and Project Manager in September 1996. He is responsible for all project management duties including redevelopment, leasing, constriction management, financial analysis, and disposition, for a number of the Trust's real estate investments. Prior to joining Peregrine, he was an asset manager at Kemper Real Estate Management Company where he oversaw the asset management duties of 2 million square feet of office, industrial and retail properties as well as vacant land. Before joining Kemper in 1993, Mr. Haskins was an associate with Trilex Properties, a residential developer. Mr. Haskins received his BS degree in Finance from San Diego State University and his MS in Real Estate Appraisal and Investment Theory from the University of Wisconsin-Madison.

        Wendy G. Powell, Vice President and Chief Accounting Officer. Ms. Powell became the Trust's Vice President and the Chief Accounting Officer in June 1997. She is responsible for the day-to-day financial activities, preparation of all financial reports, financial analysis, and evaluating compliance with debt covenants. From April 1996 to May 1997, she had similar duties serving as the Trust's Controller. Prior to her employment with Peregrine, Ms. Powell was a Senior Auditor with Coopers & Lybrand, L.L.P., from October 1994 to March 1996. Prior to joining Coopers & Lybrand, L.L.P., she held similar positions with a local accounting firm and Deloitte & Touche, LLP from September 1989 to September 1994. Ms. Powell is a Certified Public Accountant and received her BS degree in Accounting from California State University, Sacramento.

        (b)    Trustees.

        The Restated Declaration of Trust provides that, so long as any Preferred Shares are outstanding, Peregrine is to be managed by a Board of five Trustees, four of whom are to be elected by the holders of Common Shares of Beneficial Interest, and one of whom is to be elected by holders of Preferred Shares. On May 30, 1997, at the Annual Shareholders' Meeting, the holders of Common Shares of Beneficial Interest elected Mr. Bruce A. Karsh, Mr. Richard Masson, Mr. Carson R. McKissick, and Mr. Matthew L. Witte to serve as Trustees for the Trust's. The holders of Preferred Shares re-elected Mr. Roger D. Snell to serve as the "Preferred Designee". In October 1997, Mr. Karsh resigned and the remaining Board members appointed Mr. Michael C. Joseph to fill the vacant seat. At the next annual shareholders meeting the holders of the Common Shares of Beneficial Interest will have the right to elect four Trustees, to serve until the next annual shareholders meeting or until their successors are elected and qualified.

        The following sets forth certain information with respect to the Trustees of Peregrine based on information furnished to the Trust by each Trustee. There are no arrangements or understandings between any Trustee and any other person pursuant to which the Trustee was selected as a Trustee except with respect to Mr. Snell, who was selected by the holders of the Preferred Shares to serve as the "Preferred Designee" as permitted in the Plan and the Restated Declaration of Trust. There are no family relationships among any of the Trustees.

                           Date First
    Name, Age           Became a Trustee           Positions Within the Trust
    ---------           ----------------           --------------------------
Roger D. Snell           February 1997       President, Chief Executive Officer,
Age 42                                       Chairman of the Board of Trustees,
                                             and Acting Secretary

Michael C.Joseph         October 1997        Trustee
Age 41

Richard Masson           May 1997            Trustee
Age 39

Carson R. McKissick      May 1997            Trustee
Age 65

Matthew L. Witte         May 1997            Trustee
Age 40


        Roger D. Snell, President, Chief Executive Officer, Chairman of the Board of Trustees, and Acting Secretary. For information about Mr. Snell's professional background, see "Executive Officers".

        Michael C. Joseph, Trustee. Mr. Joseph joined E.S. Merriman & Sons, a mortgage banking firm in San Francisco, in January 1994 to form Merriman Mortgage Partners, the mortgage brokerage arm of E.S. Merriman & Sons. Prior to forming Merriman Mortgage Partners, he was Regional Director of the San Francisco office of Grubb & Ellis Financial Services, the mortgage brokerage division of Grubb & Ellis, where he managed the Northern California mortgage operation for nine years. Before joining Grubb & Ellis Financial Services, Mr. Joseph was a construction lender with Continental Illinois National Bank and Trust in Chicago. He is a graduate of Lafayette College with an MBA from the Wharton School.

        Richard Masson, Trustee. Mr. Masson currently serves as a Principal of Oaktree Capital Management, LLC ("OCM"), an investment advisory firm which he co-founded in May 1995. Prior to founding OCM, he served as a Managing Director of Trust Company of the West ("TCW") and TCW Asset Management Company ("TAMCO"), wholly owned subsidiaries of The TCW Group, Inc., where he served since 1988 in various other capacities for TCW Special Credits. TCW Special Credits serves as a general partner and investment advisor to certain limited partnerships, trusts, and accounts invested in securities and debt obligations of financially distressed companies. TAMCO is the managing general partner of TCW Special Credits, and Mr. Masson was a general partner of TCW Special Credits. Mr. Masson currently serves as a member of the Board of Directors of Aureal Semiconductor and Chief Auto Parts.

        Carson R. McKissick, Trustee. Mr. McKissick was a Senior Advisor of Trust Company of the West ("TCW"), an investment management company, from 1992 to 1997. Mr. McKissick currently serves as a member of the Board of Directors of Alexander & Baldwin, Inc., and Triangle Pacific, Corp.

        Matthew L. Witte, Trustee. Mr. Witte has been a Director and Officer of Marwit Capital ("Marwit"), a private investment firm with diversified holdings in approximately 20 middle-market companies primarily based in the Western United States. He was appointed President and Chief Executive Officer of Marwit in April 1994 and is responsible for managing the day-to-day operations. He also serves as a member of Marwit's Investment Committee. He is currently President of the Western Regional Association of SBICs and a member of the NASBIC Board of Governors. Prior to becoming President and Chief Executive Officer of Marwit, Mr. Witte was a General Partner in the Related Companies, a real estate investment and development firm with offices in New York and California, and previously, the Director of Development for Grosvenor International, an investment affiliate of the Grosvenor Estate of London. In May 1993, Mr. Witte also formed Regent Partners, Inc. to pursue large scale urban development projects in partnership with various institutional investors. He is a graduate of Cornell University, and is a member of the Southland Venture Alliance, and is a Director of Infotec Commercial Systems, New West Communications, Inc., H&W Foods, Protrave Services, Inc., and Signature Theatres, LLC.

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

        To Peregrine's knowledge, based solely on review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended December 31, 1997, Peregrine's officers, Trustees, and greater than ten percent shareholders complied with the applicable
Section 16(a) filing requirements.

--------------------------------------------------------------------------------
Item 11.  Executive Compensation
--------------------------------------------------------------------------------

        The following Summary Compensation Table shows for the years ended December 31, 1997, 1996, and 1995, the annual compensation paid by the Trust to the Chief Executive Officer and the four other most highly compensated executive officers of the Trust who earned more than $100,000 during 1997 (collectively, the "Named Executive Officers").

Summary Compensation Table

                                                                                      Long-Term
                                                                                      Compens-
                               Annual Compensation                                     ation
                               -------------------                                     -----
                                                                        Other        Number of          All
                                                                        Annual       Securities        Other
      Name and                                                         Compens-      Underlying       Compens-
 Principal Position         Period              Salary        Bonus      ation         Options         ation
 ------------------         ------              ------        -----      -----         -------         -----
Roger D. Snell        May 31, 1997 to
President and Chief   December 31, 1997        $145,833        None        None    6,666 Shares(1)   $14,333(2)
Executive Officer
from May 30, 1997
to December 31, 1997

Joseph M. Mock        January 1, 1997 to
Chief Executive       May 30, 1997             $ 75,000        None     $49,500(3)         None         None
Officer from          June 1, 1996 to
June 1, 1996 to       December 31, 1996        $105,000        None        None            None         None
May 30, 1997

Scott M. Haskins      1997                    $100,000      $25,000        None            None         None
Vice President from   September 16, 1996 to
September 16, 1996    December 31, 1996        $ 29,200        Mone        Mone            None         None
to December 31, 1997





(1) Amount represents options granted by Peregrine to named individual for services as an independent Trustee.

(2) Amount represents compensation received for serving as an independent Trustee of Peregrine during 1997.

(3) Amount represents $45,000 in severance pay in accordance with Mr. Mock's employment agreement and $4,500 in accrued vacation payout at the time of his termination.

Summary Table of Options Granted to Executive Officers in 1997

                                                                                            Potential
                                      Percent of                                        Realizable Value
                                         Total                                          at Assumed Annual
                                        Options                                          Rates of Stock
                          Number      Granted to                                            Price
                       of Securities   Employees                                        Appreciation for
      Name and          Underlying     in Fiscal                                         Option Term*
 Principal Position       Options        Year       Exercise Price    Expiration Date    5%       10%
 ------------------       -------        ----       --------------    ---------------    ---      --
Roger D. Snell         6,666 Shares      100%        $2.00/Share     February 1, 2007    None     None
and Chief
Executive Officer
from
May 31,1997 to
December 31, 1997

* The potential realizable value of the options at an assumed 5% and 10% appreciation rate is below the exercise price of $2.00 per share.

Compensation of Trustees

        During 1997, 1996, and 1995, each independent Trustee (Trustees who are not full-time employees of Peregrine or any subsidiary of Peregrine) was paid a $5,000 quarterly retainer, $1,000 fee for each full-day Board of Trustees meeting attended, and $500 for each half-day Board of Trustees meeting attended, each telephone conference call participated in, or each special committee meeting attended ("Normal Trustee Fees"). In addition, each Trustee was reimbursed for out-of-pocket expenses. Pursuant to Oaktree Capital Management's policy, Messrs. Karsh and Masson were not paid Normal Trustee Fees, instead, such fees were retained by Peregrine and will be donated to charitable organizations.

        Under the terms of Peregrine's Stock Option Plan, each of the current independent Trustees was granted an initial option to purchase 6,666 Common Shares of Beneficial Interest upon their appointment or election to Board of Trustees. The exercise price in each case was $2.00 per share. These options vest on their grant date and are exercisable at any time during the option period, which expires on the tenth anniversary of the option grant date. No outstanding options were exercised under the Stock Option Plan during 1997, 1996, or 1995. Pursuant to Oaktree Capital Management's policy, Messrs. Karsh and Masson were not granted options upon their election as a Trustees.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        Roger D. Snell currently serves as President and Chief Executive Officer of Peregrine. Mr. Snell's employment began on May 31, 1997, and pursuant to a three year employment agreement dated September 30, 1997 (the "Employment Agreement") he receives a base salary of $250,000 per year. Pursuant to his employment agreement, Mr. Snell is eligible to receive such other additional compensation as may be determined from time to time by the Board of Trustees. In addition, Mr. Snell is entitled to receive options to purchase eight hundred fifty thousand (850,000) shares of Peregrine's Common Shares of Beneficial Interest at twenty-five cents ($0.25) per share, subject to the shareholder's approval of the 1998 Long-Term Incentive Plan. If Mr. Snell is terminated with cause, as defined in the Employment Agreement, the only obligation will be the payment of his base salary through the date of such termination. If Mr. Snell is terminated without cause, as defined in the Employment Agreement, he is entitled to receive the greater of (1) a lump sum payment equal to one year's base salary or (2) the unexpired portion of the based salary for the remainder of the term of the Employment Agreement. In the case of a resignation resulting from a change in control, as defined in the Employment Agreement, Mr. Snell is entitled to receive the unexpired portion of the based salary for the remainder of the term of the Employment Agreement.

        Joseph M. Mock served as President, Chief Executive Officer and Principal Accounting Officer of Peregrine from June 1, 1996 through May 30, 1997, and pursuant to an employment agreement he received a salary of $15,000 per month and upon his termination received severance pay equal to three months salary.

--------------------------------------------------------------------------------
Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

      There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the registrant's definitive Proxy Statement for its 1998 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission in April 1998.


--------------------------------------------------------------------------------
Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

        In January 1997, following Peregrine's sale of its 76% stock ownership interest in CalREIT, the cost allocation agreement between Peregrine and CalREIT was terminated. Subsequent to the termination of the cost allocation agreement, Peregrine charged CalREIT $1,600 for direct services provided by Peregrine employees based upon computed hourly rates, including taxes and benefits.

        During a portion of 1997, Peregrine utilized the services of certain of its former independent Trustees in connection with an analysis of alternative operating strategies, asset dispositions, and day-to-day management activities. In connection with the consulting services performed, the following amounts were paid to such former Trustees (or affiliated companies) during 1997:

                                                                      1997
                                                                      ----
        The McMahan Group (John McMahan, former Trustee)             $ 9,000
        John F. Salmon, former Trustee                                 6,000
        The Presidio Group (Kenneth T. Seeger, former Trustee)        59,000
        Hickey & Hill, Inc. (E. Lawrence Hill, Jr., former Trustee)    5,000

--------------------------------------------------------------------------------
PART IV
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------

        (a)(1)  Financial Statements                                                     Page
        ------  --------------------                                                     ----
                Included in Part II of this report::
                  Report of Independent Accountants                                      20-22
                  Balance Sheets                                                            23
                  Statements of Operations                                               24-25
                  Statements of Changes in Redeemable Convertible Preferred
                    Stock and Shareholders' Equity (Deficit) Accounts
                    Attributable to Common Shares of Beneficial Interest                 26-27
                  Statements of Cash Flows                                                  28
                  Notes to Financial Statements                                          29-47

        (a)(2)  Financial Statement Schedules and Exhibits Filed
        ------  ------------------------------------------------

        Schedule III  Real Estate and Accumulated Depreciation                           60-64

        Schedule IV   Mortgage Loans on Real Estate                                      65-66

--------------------------------------------------------------------------------

        The statements and schedules referred to above should be read in conjunction with the financial statements with notes thereto included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the financial statements or notes thereto.

--------------------------------------------------------------------------------
(b)     Reports on Form 8-K
--------------------------------------------------------------------------------

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

      Peregrine filed a Current Report on Form 8-K/A on November 18, 1997, correcting Form 8-K filed on September 19, 1997, reporting under Item 4 of such Form, Changes in Registrant's Certifying Accountant, with respect to the termination of Coopers & Lybrand, L.L.P., and the appointment of Deloitte & Touche, LLP, as Peregrine's independent accountant.

      Peregrine filed a Current Report on Form 8-K on December 23, 1997, reporting under Item 5 of such Form, Other Events, with respect entering into a Loan and Security Agreement with Fleet Capital Corporation to provide Peregrine with a revolving line of credit for a maximum amount of $20,000,000.

--------------------------------------------------------------------------------
(c)     Exhibits
--------------------------------------------------------------------------------

    Exhibit
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

    10.5 Services and Confidentiality Agreement dated October 1, 1994, between Commonwealth Equity Trust and FAMA Management, Inc. (1)

    10.6       Third Amended Plan of Reorganization of Commonwealth Equity Trust
               (2)

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

    10.10      Employment Agreement between The Peregrine Real Estate Trust and
               Joseph M. Mock, dated June 1, 1996 (5)

    10.11      First Amendment to Employment Agreement between The Peregrine
               Real Estate Trust and Joseph M. Mock, dated December 1, 1996 (5)

    10.12      Second Amendment to Employment Agreement between The Peregrine
               Real Estate Trust and Joseph M. Mock, dated April 30, 1997 (6)

    10.13      Form of Indemnification Agreement (7)

    10.14      Loan and Security Agreement dated December 4, 1997, by and among
               The Peregrine Real Estate Trust and Fleet Capital Corporation (8)

    10.15 Second Amendment to Second Amended and Restated Note Agreement dated December 4, 1997, by and among The Peregrine Real Estate
               Trust, the Noteholders named therein, and The Prudential
               Insurance Company of America as agent for the Noteholders (8)

    10.16      Employment Agreement between The Peregrine Real Estate Trust and
               Roger D. Snell, dated September 30, 1997

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

(6) Incorporated herein by reference to Peregrine's Report on Form 10-Q for period ended March 31, 1997.

(7) Incorporated herein by reference to Peregrine's Report on Form 10-Q for period ended June 30, 1997.

(8) Incorporated herein by reference to Peregrine's Report on Form 8-K dated December 23, 1997.

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997          Page 1 Part A
--------------------------------------------------------------------------------

                Column A                                          Column B            Column C                    Column D
-----------------------------------------------------------      -----------   ------------------------     ---------------------

                                                                                                           Cost Capitalization and
                                                                                                           Write-Downs Subsequent
                                                                               .Initial Cost to Trust..    ....to Acquisition....
                                                                                             Buildings,
                                                                                            Improvements
                                                                                            and Personal                   Carrying
              Description                                        Encumbrances     Land       Property     Improvements(1)    Cost
              -----------                                        ------------     ----       --------     ---------------    ----
RETAIL SHOPPING CENTERS:
  Regency Plaza Shopping Center, Sacramento, California          $ 8,753,000   $ 4,200,000  $ 7,056,000     $  (150,000)     $ --
  University Village Shopping Center, Sacramento, California       7,640,000       877,000    6,142,000         965,000        --
  TGI Friday's, Citrus Heights, California                                --       450,000    1,125,000         (39,000)       --
  Sunrise Hills, Citrus Heights, California                        4,279,000     2,316,000    3,192,000        (313,000)       --
                                                                 -----------   -----------  -----------     -----------      ----

Total Retail Shopping Centers                                     20,672,000     7,843,000   17,515,000         463,000        --
                                                                 -----------   -----------  -----------     -----------      ----

OFFICE BUILDINGS:
  One Sunrise Park, Rancho Cordova, California                            --       356,000    1,092,000         366,000        --
  16th and K Streets, Sacramento, California                              --       388,000    2,677,000         263,000        --
  Town Center Office Park, Signal Hill, California                        --     1,293,000    3,313,000          62,000        --
  Hurley Ethan Office Park I, Sacramento, California               1,245,000       410,000    1,237,000         521,000        --
  Hurley Ethan Office Park II, Sacramento, California              2,374,000       827,000    1,391,000         504,000        --
  3900 Lennane Drive, Sacramento, California                              --       427,000    1,530,000          82,000        --
                                                                 -----------   -----------  -----------     -----------      ----

Total Office Buildings                                             3,619,000     3,701,000   11,240,000       1,798,000        --
                                                                 -----------   -----------  -----------     -----------      ----

INDUSTRIAL BUILDINGS:
  11135 Trade Center Drive, Rancho Cordova, California                    --       567,000    1,739,000         662,000        --
  11167 Trade Center Drive, Rancho Cordova, California                    --       402,000      567,000          16,000        --
  Parkway Center, El Dorado Hills, California                             --       233,000    1,048,000         223,000        --
  Mallory Service Center, Walnut Creek, California                        --       852,000      154,000          11,000        --
  Commerce Street, Corona, California                                     --       132,000      267,000              --        --
  Consumer Circle, Corona, California                                     --       128,000      258,000              --        --
                                                                 -----------   -----------  -----------     -----------      ----

Total Industrial Buildings                                                --     2,314,000    4,033,000         912,000        --
                                                                 -----------   -----------  -----------     -----------      ----

                                                                     (Continued)

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997          Page 2 Part A
--------------------------------------------------------------------------------

           Column A                            Column B                Column C                     Column D
---------------------------------            ------------    ----------------------------     ----------------------
                                                                                             Cost Capitalization and
                                                                                              Write-Downs Subsequent
                                                             ...Initial Cost To Trust....     ....to Acquisition....
                                                                              Buildings,
                                                                             Improvements
                                                                             and Personal      Improvements  Carrying
        Description                          Encumbrances       Land           Property            (1)          Cost
        -----------                          ------------       ----           --------       ------------      ----
MINI-STORAGE FACILITIES:
  Burbank Mini-Storage,
    Santa Rosa, California                             --        475,000          980,000          30,000         --
  Downtown Mini-Storage,
    Sacramento, California                             --         Leased        1,340,000          (3,000)        --
                                             ------------    -----------      -----------     -----------       ----

Total Mini-Storage Facilities                          --        475,000        2,320,000          27,000         --
                                             ------------    -----------      -----------     -----------       ----

HOTELS:
  Chico Holiday Inn,
    Chico, California                                  --        480,000        4,337,000      (1,262,000)        --
  Sacramento Holiday Inn,
    Sacramento, California                             --      2,297,000        5,719,000       2,241,000         --
  Walnut Creek Holiday Inn,
    Walnut Creek, California                           --      1,099,000        1,812,000       1,020,000         --
                                             ------------    -----------      -----------     -----------       ----

Total Hotels                                           --      3,876,000       11,868,000       1,999,000         --
                                             ------------    -----------      -----------     -----------       ----

Total Investment in Real Estate              $ 24,291,000    $18,209,000      $46,976,000     $ 5,199,000       $ --
                                             ============    ===========      ===========     ===========       ====

PARTNERSHIPS:
  CR Properties,
    Sacramento, California                   $         --    $        --      $        --     $        --       $ --
                                             ------------    -----------      -----------     -----------       ----

Total Investment in Partnerships                       --    $        --      $        --     $        --       $ --
                                             ============    ===========      ===========     ===========       ====

Total Investment in Real Estate
    and Partnership                          $ 24,291,000    $18,209,000      $46,976,000     $ 5,199,000       $ --
                                             ============    ===========      ===========     ===========       ====

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997          Page 1 Part B
--------------------------------------------------------------------------------

                Column A                                Column E                Column F        Column G    Column H     Column I
------------------------------------------  ---------------------------------  ----------     ------------  --------     --------

                                            Gross Amount at Which
                                    .......Carried at Close of Period.......                                          Life on Which
                                                                                                                     Depreciation in
                                                                                                                      Latest Income
                                                 Buildings and                 Accumulated      Date of       Date     Statement is
             Description               Land       Improvements   Total(2)    Depreciation(3)  Construction  Acquired     Computed
             -----------               ----       ------------   --------    ---------------  ------------  --------     --------
RETAIL SHOPPING CENTERS:
  Regency Plaza Shopping Center,
    Sacramento, California          $4,200,000    $ 6,906,000   $11,106,000    $  243,000         1986         5/85      31 Years
  University Village Shopping
    Center, Sacramento,
    California                         877,000      7,107,000     7,984,000       287,000         1975        12/86      32 Years
  TGI Friday's, Citrus Heights,
    California                         450,000      1,086,000     1,536,000        70,000         1984         1/87      32 Years
  Sunrise Hills, Citrus Heights,
    California                       2,316,000      2,879,000     5,195,000            --         1981         1/89      34 Years
                                    ----------    -----------   -----------    ----------

Total Retail Shopping Centers        7,843,000     17,978,000    25,821,000       600,000
                                    ----------    -----------   -----------    ----------

OFFICE BUILDINGS:
  One Sunrise Park, Rancho
    Cordova, California                356,000      1,458,000     1,814,000       216,000         1982         8/83      24 Years
  16th and K Streets,
    Sacramento, California             388,000      2,940,000     3,328,000       215,000         1987         8/87      33 Years
  Town Center Office Park,
    Signal Hill, Ca1ifornia          1,293,000      3,375,000     4,668,000       275,000         1983        12/87      33 Years
  Hurley Ethan Office Park I,
    Sacramento, California             410,000      1,758,000     2,168,000       259,000         1978         4/88      34 Years
  Hurley Ethan Office Park II,
    Sacramento, Calofornia             827,000      1,895,000     2,722,000       284,000         1981         6/88      34 Years
  3900 Lennane Drive,
    Sacramento, California             427,000      1,612,000     2,039,000        45,000         1984         5/88      34 Years
                                    ----------    -----------   -----------    ----------

Total Office Buildings               3,701,000     13,038,000    16,739,000     1,294,000
                                    ----------    -----------   -----------    ----------

INDUSTRIAL BUILDINGS:
  11135 Trade Center Drive,
    Rancho Cordova, California         567,000      2,401,000     2,968,000       426,000         1984         5/88      34 Years
  11167 Trade Center Drive,
    Rancho Cordova, California         402,000        583,000       985,000        43,000         1984         5/88      34 Years
  Parkway Center, El Dorado
    Hills, California                  233,000      1,271,000     1,504,000       157,000         1985         1/88      33 Years
  Mallory Service Center,
    Walnut Creek, California           852,000        165,000     1,017,000        12,000         1970        10/88      34 Years
  Commerce Street, Corona,
    California                         132,000        267,000       399,000        12,000         1982         9/96      30 Years
  Consumer Circle, Corona,
    California                         128,000        258,000       386,000        11,000         1981         9/96      30 Years
                                    ----------    -----------   -----------    ----------

Total Industrial Buildings           2,314,000      4,945,000     7,259,000       661,000
                                    ----------    -----------   -----------    ----------

                                                                     (Continued)

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997          Page 2 Part B
--------------------------------------------------------------------------------

        Column A                                Column E                     Column F         Column G     Column H     Column I
--------------------------        --------------------------------------     ----------     ------------   --------     --------
                                        Gross Amount at Which                                                           Life on
                                  .....Carried at Close of Period.......                                                  Which
                                                                                                                      Depreciation
                                                                                                                        in Latest
                                                 Buildings                                                               Income
                                                   and                       Accumulated        Date of      Date     Statement is
      Description                     Land      Improvements    Total(2)    Depreciation(3)  Construction  Acquired     Computed
      -----------                 -----------   -------------   --------    ---------------  ------------  --------     --------
MINI-STORAGE FACILITIES:
  Burbank Mini-Storage,
    Santa Rosa, California            475,000     1,010,000      1,485,000        85,000        1984         4/85        30 Years
  Downtown Mini-Storage,
   Sacramento, California              Leased     1,337,000      1,337,000        88,000        1980         3/88        33 Years
                                  -----------   -----------    -----------    ----------

Total Mini-Storage Facilities         475,000     2,347,000      2,822,000       173,000
                                  -----------   -----------    -----------    ----------

HOTELS:
  Chico Holiday Inn, Chico,
    California                        480,000     3,075,000      3,555,000       629,000   1972/1979        9/86         32 Years
  Sacramento Holiday Inn,
    Sacramento, California          2,297,000     7,960,000     10,257,000       911,000        1978        9/86         32 Years
  Walnut Creek Holiday Inn,
    Walnut Creek, California        1,099,000     2,832,000      3,931,000       416,000        1987        3/85         33 Years
                                  -----------   -----------    -----------    ----------

Total Hotels                        3,876,000    13,867,000     17,743,000     1,956,000
                                  -----------   -----------    -----------    ----------

Total Investment in Real Estate   $18,209,000   $52,175,000    $70,384,000    $4,684,000
                                  ===========   ===========    ===========    ==========

PARTNERSHIPS:
  CR Properties,
     Sacramento, California       $        --   $        --    $        --    $       --
                                  -----------   -----------    -----------    ----------

Total Investment in Partnerships  $        --   $        --    $        --    $       --
                                  ===========   ===========    ===========    ==========

Total Investment in Real Estate
  and Partnerships                $18,209,000   $52,175,000    $70,384,000    $4,684,000
                                  ===========   ===========    ===========    ==========

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

(3) Upon implementation of SFAS 121 on January 1, 1996, all previously recorded valuation losses (and accumulated depreciation were combined with the cost of the asset; and the resulting amount was accounted for as the new cost of the asset. Upon the recognition of further impairments, valuation losses (and accumulated depreciation) are combined with the cost of the asset.

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------

Reconciliation of total real estate carrying values for the year ended December 31, 1997, 1996 and 1995 are as follows:


                                                         Year Ended          Year Ended          Year Ended
                                                        December 31,        December 31,        December 31,
                                                            1997                1996                1995
                                                            -----               -----               ----
ASSET RECONCILIATION:
   Balance, beginning of period                         $  79,398,000       $ 100,501,000       $ 114,579,000

   Additions:

      Fair market value of assets acquired through
        foreclosure                                                --           1,751,000                  --

      Improvements                                          1,303,000           2,514,000           2,465,000

      Reclassification from other assets                           --               7,000                  --

   Deductions:

      Elimination of CalREIT assets(1)                     (8,585,000)                 --                  --

      Real estate sold                                       (966,000)        (12,920,000)         (6,476,000)

      Foreclosures/insubstance foreclosures                   (30,000)         (3,181,000)         (2,967,000)

      Valuation losses                                       (459,000)         (2,888,000)         (7,100,000)

      SFAS 121 adjustments(2)                                (277,000)         (6,386,000)                 --
                                                        -------------       -------------       -------------

   Balance, end of period                               $  70,384,000       $  79,398,000       $ 100,501,000
                                                        =============       =============       =============


ACCUMULATED DEPRECIATION
  RECONCILIATION:
   Balance, beginning of period                         $   1,986,000       $   6,001,000       $   2,812,000

   Additions:

      Depreciation                                          2,997,000           2,439,000           3,292,000

   Deductions:

      Elimination of CalREIT assets(1)                             --                  --                  --

      Accumulated depreciation on
        real estate sold                                      (22,000)            (68,000)           (103,000)

      SFAS 121 adjustments(2)                                (277,000)         (6,386,000)                 --
                                                        -------------       -------------       -------------

   Balance, end of period                               $   4,684,000       $   1,986,000       $   6,001,000
                                                        =============       =============       =============


(1) Amount is deducted to reflect Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997.

(2) Upon implementation of SFAS 121 on January 1, 1996, all previously recorded valuation losses (and accumulated depreciation) were combined with the cost of the asset; and the resulting amount was accounted for as the new cost of the asset. Upon the recognition of further impairments, valuation losses (and accumulated depreciation) are combined with the cost of the asset.

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Notes Receivable Collateralized by Deeds of Trust) DECEMBER 31, 1997
--------------------------------------------------------------------------------

          Column A         Column B  Column C         Column D        Column E  Column F          Column G           Column H
          --------         --------  --------         --------        --------  --------    --------------------     --------
                                                                                                                    Principal
                                                                                           Valuation                 Amount of
                                                                                             Write     Carrying    Loans Subject
                                      Final                                   Face Amount  Downs and   Amount of   to Delinquent
                           Interest  Maturity                          Prior   of Notes     Deferred     Notes       Principal
         Description         Rate      Date    Periodic Payment Terms  Liens   Receivable   Gains(2)  Receivable(1) or Interest
         -----------         ----      ----    ----------------------  -----   ----------   --------  ----------    -----------
FIRST DEEDS OF TRUST:

  Office/Retail Building,
    Fullerton California     9.50%     2004      Monthly principal
                                                 and interest
                                                 payments of $3,713     N/A    $ 411,000   $ 79,000   $ 332,000     None


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

--------------------------------------------------------------------------------
THE PEREGRINE REAL ESTATE TRUST
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
--------------------------------------------------------------------------------


A summary of activity for notes receivable collateralized by deeds of trust for the years ended December 31, 1997, 1996 and 1995, are as follows:


                                                            Year Ended         Year Ended         Year Ended
                                                           December 31,       December 31,       December 31,
                                                              1997               1996                1995
                                                              ----               ----                ----
Balance, beginning of period                               $  2,296,000       $ 14,627,000       $ 16,914,000

    Additions:

       New loans                                                     --                 --          2,240,000

       Recognition of deferred gain                               1,000             55,000             66,000

    Deductions:

       Elimination of CalREIT notes receivable, net(1)       (1,575,000)                --                 --

       Collections of principal                                (390,000)           (54,000)        (2,030,000)

       Collections of principal from prepayments                     --         (2,240,000)                --

       Book value of notes receivable sold                           --         (8,892,000)                --

       Book value of notes receivable foreclosed upon                --         (1,200,000)                --

       Deductions from loss on prepayment
         of notes receivable                                         --                 --           (137,000)

       Deductions from valuation losses
         and deferred gains on notes receivable                      --                 --         (2,426,000)

                                                           ------------       ------------       ------------

Balance, end of period                                     $    332,000       $  2,296,000       $ 14,627,000
                                                           ============       ============       ============

(1) Amount is deducted to reflect Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1998                         /s/  Wendy G. Powell
--------------                         --------------------
     Date                              Chief  Accounting Officer


March 31, 1998                         /s/  Roger D. Snell
--------------                         --------------------
     Date                              President, Chief Executive Officer,
                                       Chairman of the Board of Trustees
                                       and Acting Secretary



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 31, 1998                         /s/  Roger D. Snell
--------------                         --------------------
     Date                              Roger D. Snell
                                       President, Chief Executive Officer,
                                       Chairman of the Board of Trustees
                                       and Acting Secretary

March 31, 1998                         /s/  Michael C. Joseph
--------------                         ----------------------
     Date                              Michael C. Joseph
                                       Trustee

March 31, 1998                         /s/  Richard Masson
--------------                         --------------------
     Date                              Richard Masson
                                       Trustee

March 31, 1998                         /s/  Carson R. McKissick
--------------                         ------------------------
     Date                              Carson R. McKissick
                                       Trustee

March 31, 1998                         /s/  Matthew L. Witte
--------------                         ---------------------
     Date                              Matthew L. Witte
                                       Trustee

                                EXHIBIT INDEX

    Exhibit
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

    10.5 Services and Confidentiality Agreement dated October 1, 1994, between Commonwealth Equity Trust and FAMA Management, Inc. (1)

    10.6       Third Amended Plan of Reorganization of Commonwealth Equity Trust
               (2)

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

    10.10      Employment Agreement between The Peregrine Real Estate Trust and
               Joseph M. Mock, dated June 1, 1996 (5)

    10.11      First Amendment to Employment Agreement between The Peregrine
               Real Estate Trust and Joseph M. Mock, dated December 1, 1996 (5)

    10.12      Second Amendment to Employment Agreement between The Peregrine
               Real Estate Trust and Joseph M. Mock, dated April 30, 1997 (6)

    10.13      Form of Indemnification Agreement (7)

    10.14      Loan and Security Agreement dated December 4, 1997, by and among
               The Peregrine Real Estate Trust and Fleet Capital Corporation (8)

    10.15 Second Amendment to Second Amended and Restated Note Agreement dated December 4, 1997, by and among The Peregrine Real Estate
               Trust, the Noteholders named therein, and The Prudential
               Insurance Company of America as agent for the Noteholders (8)

    10.16      Employment Agreement between The Peregrine Real Estate Trust and
               Roger D. Snell, dated September 30, 1997

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

(6) Incorporated herein by reference to Peregrine's Report on Form 10-Q for period ended March 31, 1997.

(7) Incorporated herein by reference to Peregrine's Report on Form 10-Q for period ended June 30, 1997.

(8) Incorporated herein by reference to Peregrine's Report on Form 8-K dated December 23, 1997.