Form 10-Q
period 1998-03-31
PEREGRINE REAL ESTATE TRUST
filed 1998-05-15
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

Yes    X          No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X     No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                   Outstanding at May 5, 1998
------------------------------------                 --------------------------
Common Shares of Beneficial Interest                        4,881,122

                         THE PEREGRINE REAL ESTATE TRUST

INDEX                                                                   PAGE
PART I.  FINANCIAL INFORMATION

         Item 1:   Financial Statements

                   Balance Sheets -
                       March 31, 1998 and December 31, 1997                   1

                   Statements of Operations -
                       For the Three Months Ended
                       March 31, 1998 and 1997                              2-3

                   Statements of Cash Flows -
                       For the Three Months Ended
                       March 31, 1998 and 1997                                4

                   Notes to Financial Statements                           5-10

         Item 2:   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      11-17


PART II. OTHER INFORMATION

         Item 6:   Exhibits and Reports on Form 8-K                       18-19


                          PART I: FINANCIAL INFORMATION

                         THE PEREGRINE REAL ESTATE TRUST
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                                        MARCH 31,        DECEMBER 31,
                                                                                          1998              1997
                                                                                      ------------       ------------
                               ASSETS
INVESTMENTS:
     Commercial and hotel properties, net of accumulated depreciation of $5,410,000 and $4,684,000 at March 31, 1998 and
         December 31, 1997, respectively                                              $ 65,166,000       $ 65,700,000
     Notes receivable, net of deferred gains of $79,000 and $79,000
         at March 31, 1998 and December 31, 1997, respectively                             330,000            332,000
     Restricted marketable securities available-for-sale                                   100,000            117,000
                                                                                      ------------       ------------

                                                                                        65,596,000         66,149,000

Cash                                                                                     1,515,000          1,247,000
Restricted cash                                                                            202,000            183,000
Rents, accrued interest and other receivables, net of allowance of $30,000
     and $41,000 at March 31, 1998 and December 31, 1997, respectively                     568,000            720,000
Other assets                                                                             1,832,000          1,584,000
                                                                                      ------------       ------------

         Total assets                                                                 $ 69,713,000       $ 69,883,000
                                                                                      ============       ============

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
     Long-term notes payable, collateralized by deeds of trust on
         commercial properties                                                        $ 24,209,000       $ 24,291,000
     Senior Lender Group Notes Payable                                                  26,930,000         26,930,000
     Line of credit                                                                      8,239,000          8,021,000
     Accounts payable and accrued liabilities                                            2,470,000          2,064,000
     Other liabilities                                                                     266,000            258,000
                                                                                      ------------       ------------

         Total liabilities                                                              62,114,000         61,564,000

Commitments and contingencies (Note 4 to financial statements)

Redeemable Convertible Preferred Stock: 25,000,000 shares authorized; 15,944,000 and 15,555,000 shares issued and outstanding at March 31, 1998 and December
     31, 1997, respectively; net of unaccreted discount of $1,503,000 and
     $1,595,000 at March 31, 1998 and December 31, 1997, respectively;
     liquidation preference of $31,888,000 and $31,110,000 at
     March 31, 1998 and December 31, 1997, respectively                                 30,384,000         29,515,000

Common Shares of Beneficial Interest:  50,000,000 shares authorized; 4,881,000
     shares outstanding                                                                 13,356,000         13,356,000
Accumulated deficit                                                                    (36,141,000)       (34,552,000)
                                                                                      ------------       ------------

         Total liabilities and shareholders' equity (deficit)                         $ 69,713,000       $ 69,883,000
                                                                                      ============       ============

                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           1998             1997
                                                        -----------       -----------
REVENUES:
     Hotel property                                     $ 3,195,000       $ 3,322,000
     Commercial property                                  2,182,000         2,297,000
     Interest                                                36,000            86,000
     Other                                                   15,000            13,000
                                                        -----------       -----------
                                                          5,428,000         5,718,000
                                                        -----------       -----------

EXPENSES:
     Hotel property operating expenses                    2,526,000         2,482,000
     Commercial property operating expenses                 736,000           686,000
     Hotel and commercial property management fees               --           148,000
     Depreciation and amortization                          811,000           760,000
     Interest                                             1,331,000         1,500,000
     General and administrative                             744,000           708,000
                                                        -----------       -----------
                                                          6,148,000         6,284,000
                                                        -----------       -----------

         Loss before gain on foreclosure or sale
           of investments and  extraordinary item          (720,000)         (566,000)

Gain on foreclosure or sale of investments, net                  --         1,012,000
                                                        -----------       -----------

         (Loss) income before extraordinary item           (720,000)          446,000

Extraordinary item, forgiveness of debt                          --            22,000
                                                        -----------       -----------

         Net (loss) income                              $  (720,000)      $   468,000
                                                        ===========       ===========



                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                      STATEMENTS OF OPERATIONS - CONTINUED
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                1998              1997
                                                             -----------       -----------

Loss per Common Share of Beneficial Interest:

Net (loss) income                                            $  (720,000)      $   468,000

Preferred Stock dividends, net of discounts                     (745,000)         (664,000)

Accretion of discounts on Preferred Stock                       (124,000)         (101,000)
                                                             -----------       -----------

Net loss attributable to Common Shares of
     Beneficial Interest                                     $(1,589,000)      $  (297,000)
                                                             ===========       ===========

Loss per Common Share of Beneficial Interest
     before extraordinary item, basic and diluted            $     (0.33)      $     (0.07)

Extraordinary item per Common Share of
     Beneficial Interest, basic and diluted                           --              0.01
                                                             -----------       -----------

Net loss per share attributable to Common Shares
     of Beneficial Interest, basic and diluted               $     (0.33)      $     (0.06)
                                                             ===========       ===========

Weighted average number of Common Shares of
     Beneficial Interest outstanding, basic and diluted        4,881,000         4,881,000


                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           1998               1997
                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                 $   (720,000)      $    468,000
                                                                       ------------       ------------
     Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
         Interest and fees added to principal balance of debt               218,000                 --
         Depreciation and amortization                                      811,000            760,000
         Gain on foreclosure or sale of investments                              --         (1,012,000)
         Extraordinary item, forgiveness of debt                                 --            (22,000)
     Changes in other assets and liabilities:
         Decrease (increase) in rents, accrued interest
         and other receivables                                              152,000            (56,000)
         Increase in other assets                                          (284,000)          (241,000)
         Increase (decrease) in accounts payable and
           accrued liabilities                                              406,000           (181,000)
         Increase in other liabilities                                        8,000              5,000
                                                                       ------------       ------------
         Total adjustments to net (loss) income                           1,311,000           (747,000)
                                                                       ------------       ------------
              Net cash provided by (used in) operating activities           591,000           (279,000)
                                                                       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                     (499,000)                --
     Proceeds from the sale and maturity of marketable
       securities                                                           516,000                 --
     Proceeds from sale of investments, net of $4,698,000 in cash
       attributable to CalREIT                                                   --         15,524,000
     Improvements to commercial and hotel properties                       (192,000)          (330,000)
     Purchase of office equipment                                           (49,000)           (16,000)
     Principal collections on notes receivable                                2,000              2,000
                                                                       ------------       ------------
              Net cash (used in) provided by investing activities          (222,000)        15,180,000
                                                                       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term notes payable                          (82,000)           (77,000)
     Principal payments on Line of Credit, net                                   --           (583,000)
     Principal payments on Senior Lender Group Notes Payable                     --        (15,578,000)
     Increase in restricted cash                                            (19,000)        (1,250,000)
                                                                       ------------       ------------
              Net cash used in financing activities                        (101,000)       (16,246,000)
                                                                       ------------       ------------

Net increase (decrease) in unrestricted cash                                268,000         (1,345,000)
Unrestricted cash, beginning of period                                    1,247,000          5,972,000
                                                                       ------------       ------------

Unrestricted cash, end of period                                       $  1,515,000       $  4,627,000
                                                                       ============       ============

                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------


1.       Organization and Basis of Presentation

                                  Organization

         The Peregrine Real Estate Trust ("Peregrine" or the "Trust") (fka Commonwealth Equity Trust) was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973, and pursuant to a Plan of Reorganization (the "Plan) under Chapter 11 of the United States Bankruptcy Code was reorganized under a Restated Declaration of Trust dated October 7, 1994 (the "Effective Date"). Commencing September 1, 1993, Peregrine became self-administered. Peregrine's obligation of approximately $80,000,000 to a group of secured lenders (the "Senior Lender Group") was satisfied by the Plan by the issuance of 52% of the Common Shares of Beneficial Interest, Redeemable Convertible Preferred Stock ("Preferred Stock") in the original face amount of $22,500,000, which carries a dividend of 10% per annum and notes payable in the original face amount of $40,000,000, which bear interest at 8.5% per annum (the "Senior Lender Group Notes" or "Senior Lender Group Notes Payable").

         At March 31, 1998, Peregrine owned eighteen commercial properties located primarily in the Sacramento area, three hotel properties located in Northern California, a partnership interest and one mortgage note secured by real property. Peregrine's 76% stock ownership interest in the California Real Estate Investment Trust ("CalREIT") was sold on January 3, 1997, for $20,222,000 in cash.

                              Basis of Presentation

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust's Annual Report on Form 10-K.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

1.       Organization and Basis of Presentation, continued

                               Net Loss Per Share

         Net loss per Common Share of Beneficial Interest, basic and diluted, has been computed and presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", ("SFAS 128") which was issued in February 1997. The weighted-average number of Common Shares of Beneficial Interest outstanding during the three month periods ended March 31, 1998 and 1997, was 4,881,000. Common Shares of Beneficial Interest equivalents are anti-dilutive for the three month periods ended March 31, 1998 and 1997, and are not considered in calculating net loss per Common Share of Beneficial Interest.

                            Comprehensive Net Income

         Effective January 1, 1998, the Trust adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. For the quarter ended March 31, 1998, The Trust had no comprehensive income items.

                                Reclassifications

         Certain reclassifications have been made in the presentation of the 1997 financial statements to conform to the 1998 presentation.


2. Investments in Commercial and Hotel Properties, Notes Receivable and Partnerships

         At March 31, 1998, the commercial properties known as 11167 Trade Center Drive, Commerce Street, and Consumer Circle, with a combined total carrying value of $1,704,000 was classified as "held-for-sale". At December 31, 1997, no commercial or hotel properties were classified as "held-for-sale".

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

3.       Investments in Marketable Securities "Available-for-Sale"

         At March 31, 1998, the Trust had $100,000 invested in marketable securities, which were restricted. The funds represent a portion of an indemnity trust fund (the "Indemnity Trust Fund") which was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, is restricted as to use for a period of three years ending May 29, 2000, as defined in the Indemnity Trust Agreement. At March 31, 1998, Peregrine's "available-for-sale" securities consisted of investment grade commercial paper whose interest rate was 5.350% and whose maturity date was April 2, 1998. Unrealized gains and losses on marketable securities were not significant at March 31, 1998. At December 31, 1997, the Trust had $117,000 invested in U.S. Treasury Notes and investment grade commercial paper classified, all of which were classified as restricted and "available-for-sale".


4.       Commitments and Contingencies

                              Capital Expenditures

         At March 31, 1998, Peregrine is required by Holiday Inn, under the License Agreements, to perform certain refurbishments at the Sacramento and Walnut Creek hotels in order to comply with Holiday Inn standards. At March 31, 1998, the capital expenditures necessary to complete the required refurbishments are estimated at approximately $2,700,000 and $750,000 for the Sacramento and Walnut Creek hotels, respectively. If the required refurbishments are not completed in a timely manner or should they not meet Holiday Inn's standards, Holiday Inn may assert that Peregrine is in default of the License Agreement and Holiday Inn could attempt to terminate the License Agreement. If the License Agreement is terminated, it could constitute events of default under both the Line of Credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $1,100,000 with respect to the Sacramento hotel and approximately $900,000 with respect to the Walnut Creek hotel.


                         Financial Status of Peregrine

         At March 31, 1998, management of Peregrine believes that, because of the Trust's borrowing capacity and the improving conditions of the economy and the commercial and hotel industries, it will be able to fund its day-to-day business operations, meet its debt service obligations on its first mortgage notes and Senior Lender Group notes, and fund its capital expenditures for the remainder of 1998.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

5.       Redeemable Convertible Preferred Stock

         Peregrine's Redeemable Convertible Preferred Stock in the original face amount of $22,500,000, carries a dividend of 10% per annum. Dividends are payable in-kind through October 1, 1998, by means of additional shares of Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Preferred Stock automatically converts into Common Shares of Beneficial Interest pursuant to an established formula if any cash dividend payment is not made in full when due. If all dividends are paid in-kind through September 30, 1998, no other Common Shares of Beneficial Interest are issued, and the Preferred Stock dividends payable in cash on December 31, 1998 are not paid prior to April 10, 1999, the Preferred Stock would convert to Common Shares of Beneficial Interest on April 10, 1999, and the Senior Lender Group would, on account of that conversion, acquire approximately 78% of the total Common Shares of Beneficial Interest outstanding after the conversion, bringing their total holdings to approximately 90% of the outstanding shares. It is anticipated that Peregrine will be unable to pay the Preferred Stock dividend in cash commencing with the December 31, 1998 dividend due to the Line of Credit covenants and restrictions, and as a result, the Preferred Stock will automatically convert to Common Shares of Beneficial Interest on April 10, 1999.

         The Preferred Stock is redeemable in cash (total redemption value of $31,888,000 at March 31, 1998) on October 1, 2000, but in certain circumstances, including the sale of all or substantially all the assets of Peregrine, may be redeemed earlier.

         The Preferred Stock has been recorded at a discount to its face amount of $31,888,000, based on an imputed rate of return of 12%.

6.       Gain on Foreclosure or Sale of Investments

         During the three month period ended March 31, 1998, there were no gains or losses from the foreclosure or sale of investments. Components of the gain on foreclosure or sale of investments for the three month period ended March 31, 1997 were as follows:

                                                                 For the Three
                                                                 Months Ended
                                                                 March 31, 1997
                                                                 --------------
         Components
Sale of Investment in CalREIT                                     $ 1,012,000
                                                                    =========

         On January 3, 1997, the date on which Peregrine sold its investment in CalREIT, the book value of Peregrine's investment in CalREIT was $18,733,000. CalREIT was sold for $20,222,000 in cash, with $477,000 in related selling costs incurred, resulting in a gain of $1,012,000.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

7.       Extraordinary item, forgiveness of debt

         Peregrine benefited from a forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings of $22,000 during the three month period ended March 31, 1997.

8.       Related Party Transactions

         During the three months ended March 31, 1998, Peregrine paid $10,000 to one of its current officers, Brian Engstrom, for services performed as a consultant prior to the commencement of his employment as an officer of the Trust.

         During a portion of 1997, Peregrine utilized the services of certain of its former independent Trustees in connection with an analysis of alternative operating strategies, asset dispositions, and day-to-day management activities. In connection with the consulting services performed, the following amounts were paid to such former Trustees (or affiliated companies) during the three month periods ended March 31, 1997:

                                                                             1997
                                                                             ----
         John F. Salmon, former Trustee                                  $  3,000
         The Presidio Group (Kenneth T. Seeger, former Trustee)            50,000
         Hickey & Hill, Inc. (E. Lawrence Hill, Jr., former Trustee)        5,000

9.       Statement of Cash Flows Supplemental Information

         One parcel of land located in Sacramento with a carrying value of $30,000 was sold at a county public auction during the three month period ended March 31, 1997. No gain or loss was recorded on this transaction, as the carrying value of the land was equal to the carrying value of the liabilities.

         Additionally, on March 31, 1998 and 1997, Peregrine issued Redeemable Convertible Preferred Stock in the face amounts of $778,000 and $702,000, respectively, as payment in kind for the dividends then due on the outstanding Preferred Stock. During the three months ended March 31, 1998, increases under the Line of Credit included $218,000 for interest, fees, and reimbursable expenses incurred.

         Cash paid for interest during the three month periods ended March 31, 1998 and 1997, was $1,107,000 and $1,566,000, respectively.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

10.      Subsequent Event

         On March 23, 1998, Peregrine entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to purchase a hotel in Northern California for $9,600,000. On April 21, 1998, the Purchase and Sale Agreement was terminated by Peregrine. Management is currently negotiating with the seller of the hotel in Northern California and may enter into a purchase and sale agreement in the near future; however, there can be no assurance that an agreement will be entered into, or that, if such agreement is entered into that, the necessary financing will be available or that any transaction will be consummated.

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


Overview

         During the quarter ended March 31, 1998, management of Peregrine continued to concentrate on the developing and implementing an operating strategy designed to maximize the income stream from the commercial and hotel properties and to dispose of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources available. Pursuant to this strategy, management continued its efforts to improve the physical and operating condition of its commercial and hotel properties by completing repairs and deferred maintenance on the commercial properties, developing and implementing plans to complete the required refurbishments at the hotel properties, controlling property expenses and improving both occupancy levels and collections of rent.

         Due to capital constraints in 1996 and during the first half of 1997, Peregrine was unable to complete certain refurbishments required by Holiday Inn with respect to its Chico and Sacramento hotels within the required time frame. As a result, in February 1997, Peregrine received notices of default on its Holiday Inn Franchise Agreements with respect to its Chico and Sacramento hotels. Peregrine was able to obtain an extension of time in which to complete the necessary refurbishments. The refurbishments were completed at the Chico hotel in September 1997, and in October 1997, Peregrine received a written notice from Holiday Inn that the inspection had been completed and the default had been cured. The refurbishments at the Sacramento hotel are currently underway and in accordance with a new Holiday Inn License Agreement for Sacramento, which is dated January 23, 1998 and expires on December 12, 2010, Peregrine must complete them by September 23, 1998. The total cost of the required refurbishments at the Sacramento hotel is estimated to be $2,700,000. Additionally, in accordance with the new Holiday Inn License Agreement for Walnut Creek, Peregrine is required to complete approximately $750,000 in refurbishments at the Walnut Creek hotel prior to December 18, 1998. If the required refurbishments at the Sacramento and Walnut Creek hotels are not completed in a timely manner or should they not meet Holiday Inn's standards, Holiday Inn may assert that Peregrine is in default of the License Agreement and Holiday Inn could attempt to terminate the License Agreement. If the License Agreement is terminated, it could constitute events of default under both the line of credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $1,100,000 with respect to the Sacramento hotel and approximately $900,000 with respect to the Walnut Creek hotel. Currently, Peregrine expects to complete refurbishments at the hotels above the amounts required by Holiday Inn.

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997

Revenues

         Total revenues were $5,428,000 during the three months ended March 31, 1998, down $290,000, or 5%, from total revenues of $5,718,000 during the three months ended March 31, 1997.

         Hotel Property Revenues. Hotel revenue decreased $127,000, or 4%, from $3,322,000 for the three months ended March 31, 1997, to $3,195,000 for the three months ended March 31, 1998. The decrease is primarily attributable an overall decrease in occupancy at the hotels; partially offset by an overall increase in room rates at the hotels.

         Commercial Property Revenues. Commercial property revenue decreased $115,000, or 5%, to $2,182,000 for the three months ended March 31, 1998, down from $2,297,000 for the three months ended March 31, 1997. The decrease is attributable to the absence of revenues from the Pomona Road property, which was sold in December 1997; and an overall combined decrease in revenues from all other commercial properties in Peregrine's portfolio due primarily to decreased occupancy at the retail shopping centers, office buildings, and industrial buildings; partially offset by an increase in occupancy at the mini-storage facilities.

         Interest Revenue. Interest revenue decreased $50,000, or 58%, from $86,000 for the three months ended March 31, 1997, to $36,000 for the three months ended March 31, 1998. The decrease is primarily attributable to the absence of interest revenue from a mortgage note which was paid in full in July 1997; and a decrease in interest revenue on cash accounts resulting from a decreased cash balance.

Total Expenses

         Total expenses were $6,148,000 during the three months ended March 31, 1998, down $136,000, or 2%, from total expenses of $6,284,000 during the three months ended March 31, 1997.

         Hotel Property Operating Expenses. Operating expenses for the hotels increased $44,000, or 2%, from $2,482,000 during the three months ended March 31, 1997, to $2,526,000 during the three months ended March 31, 1998. The increase is attributable to increased repair and maintenance expenses, general and administrative expenses (primarily consulting fees and credit card commissions), and increased insurance costs.

         Commercial Property Operating Expenses. Operating expenses for the commercial properties increased $50,000, or 7%, to $736,000 during the three months ended March 31, 1998, up from $686,000 during the three months ended March 31, 1997. The increase is attributable an overall combined increase in operating expenses at the commercial properties which was primarily the result of increased repair and maintenance, landscaping, wages and benefits for in-house property management, and increased insurance costs; offset by a decrease resulting from the absence of expenses at the Pomona Road property which was sold in December 1997.

         Hotel and Commercial Property Management Fees. Hotel and commercial property management fees decreased $148,000, or 100%, from $148,000 for the three months ended March 31, 1997, to $0 for the three months ended March 31, 1998. The decrease is attributable to absence of management fees at the commercial properties resulting from the termination of the outside management the contract in August 1997; and the absence of management fees at the hotels due to the termination of the outside management contracts in October 1997.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased $51,000, or 7%, to $811,000 for the three months ended March 31, 1998, up from $760,000 for the three months ended March 31, 1997. The increase is primarily attributable to an increase in depreciation and amortization at the hotel and commercial properties due to capital improvements, tenant improvements and lease commissions completed and incurred in 1997 and the 1998; offset by a decrease in depreciation at the Pomona Road property as it was sold in December 1997.

         Interest Expense. Interest expense decreased $169,000, or 11%, from $1,500,000 for the three months ended March 31, 1997, to $1,331,000 for the three months ended March 31, 1998. The decrease is primarily attributable to the absence of interest expense on the first mortgage note on the 3900 Lennane Drive property, which was paid in full in July 1997; a decrease in interest expense on the Senior Lender Group Notes resulting from a lower principal balance due to paydowns in 1997; and a decrease in interest expense on the Line of Credit due to a lower average interest rate which was partially offset by a higher average balance outstanding under the Line of Credit.

         General and Administrative Expenses. General and administrative expenses increased $36,000, or 5%, from $708,000 for the three months ended March 31, 1997, to $744,000 for the three months ended March 31, 1998. The increase is primarily attributable an increase in wages and benefits resulting from increased staff; and start-up costs for an office in San Francisco; partially offset by a decrease in audit fees; and a decrease in legal fees.

         Many of the administrative costs to service Peregrine's large shareholder base and to meet public regulatory requirements are fixed costs. As a result, Peregrine expects its general and administrative expenses to continue to be disproportionately high compared to the size of its asset base.

Gain on Foreclosure or Sale of Investments

         During the three months ended March 31, 1998, Peregrine recorded no gains or losses on the foreclosure or sale of investments, as compared to total gains on the foreclosure or sale of investments of $1,012,000 during the three months ended March 31, 1997. In 1997, the amount is comprised of the gain recorded upon the sale of CalREIT on January 3, 1997. At the time of the transaction, the book value of Peregrine's investment in CalREIT was $18,733,000. CalREIT was sold for $20,222,000 in cash, with $477,000 in related selling costs incurred, resulting in a gain of $1,012,000.

Extraordinary Item, Forgiveness of Debt

         During the three months ended March 31, 1998, Peregrine recorded no gains from forgiveness of debts, as compared to $22,000 in recorded during the three months ended March 31, 1997. The 1997 amount represents forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings.

Dividends

         Peregrine made no cash distributions during the three months ended March 31, 1998 or 1997. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

Occupancy

         Hotel and Commercial Property Occupancy. At March 31, 1998 and March 31, 1997, overall weighted occupancy levels for the Trust's properties were as follows:

                                        Overall Weighted Average Occupancy
                 Property Type          March 31, 1998      March 31, 1997
                 -------------          --------------      --------------

Retail Shopping Centers                      75%                  82%
Office Buildings                             73%                  79%
Industrial Buildings                         88%                  92%
Mini-Storage Facilities                      96%                  92%
Hotels                                       58%                  67%

         The overall weighted average occupancy level is calculated by multiplying the occupancy by square footage (or rooms available) and dividing the total by the total square footage (or rooms available) in the portfolio.

Dispositions

         On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT to a third party, CalREIT Investors Limited Partnership, for $20,222,000 in cash, or $2.91 per share of CalREIT previously held by Peregrine. During the three months ended March 31, 1998, no properties were sold.

Liquidity and Capital Resources

         Peregrine had $1,515,000 in unrestricted cash at March 31, 1998, compared to $1,247,000 in unrestricted cash at December 31, 1997. During the three months ended March 31, 1998, Peregrine's principal source of funds was from operating income, and principal and interest payments on mortgage notes receivable. At March 31, 1998, $11,761,000 remained available through the Line of Credit; however pursuant to the Line of Credit Agreement, Peregrine is subject to certain restrictions and limitations on borrowing.

         Debt service paid on Peregrine's first mortgage notes totaled $662,000 during the three months ended March 31, 1998. Total debt service requirements on first mortgage notes in 1998 are approximately $2,646,000. Interest paid on the Senior Lender Group Notes during the three months ended March 31, 1998 totaled $528,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 1998 currently estimated at $2,321,000, based on $26,930,000 principal outstanding. The face value of Preferred Stock dividends in-kind issued during the three months ended March 31, 1998 totaled $778,000. Dividends on the Preferred Stock are payable in-kind through September 30, 1998, and will be required to be paid in cash thereafter. It is anticipated, however, that Peregrine will not pay the Preferred Stock dividends in cash commencing with the December 31, 1998 dividend due to a restrictive covenant contained in the Line of Credit Agreement, and as a result the Preferred Stock will automatically convert to Common Shares of Beneficial Interest on April 10, 1999, thereby substantially diluting the ownership interests of current holders of Common Shares of Beneficial Interest.

         At March 31, 1998, Peregrine's short and long term cash commitments include approximately $3,450,000 to refurbish the Sacramento and Walnut Creek hotel properties in accordance with Holiday Inn franchise standards; debt service payments on it first mortgages of approximately $2,646,000 per year; interest on its Senior Lender Group Notes currently estimated at $2,321,000 per year; repayment of its Line of Credit obligations on September 30, 2000; and repayment of principal on the Senior Lender Group Notes in October 2000. It is anticipated that the Preferred Stock cash dividend requirement will be eliminated through the conversion to Common Shares of Beneficial Interest as discussed above.

         Based on cash flows from operations and its revolving Line of Credit, Peregrine anticipates that it will be able to fund its day-to-day business operations, meet its debt service obligations on its first mortgage notes and Senior Lender Group Notes, and fund its capital expenditures through the end of 1998.

         On March 23, 1998, Peregrine entered into a purchase and sale agreement (the "Purchase and Sale Agreement") to purchase a hotel in Northern California for $9,600,000. On April 21, 1998, the Purchase and Sale Agreement was terminated by Peregrine. Management is currently negotiating with the seller of the hotel in Northern California and may enter into a purchase and sale agreement in the near future; however, there can be no assurance that an agreement will be entered into, or that, if such agreement is entered into, that the necessary financing will be available or that any transaction will be consummated.

         Peregrine experienced a net increase in unrestricted cash of $268,000 for the three months ended March 31, 1998 as compared to a net decrease in unrestricted cash of $1,345,000 for the three months ended March 31, 1997. For the three months ended March 31, 1998 cash provided by operating activities was $591,000, up $870,000 from cash used in operating activities of $279,000 during the comparable period in 1997, which is primarily attributable to decreased cash interest payments on the Senior Lender Group Notes as a result of principal paydowns during 1997; a decrease in the payment of interest and fees on the Line of Credit, resulting from such interest and fees being added to the principal balance outstanding in 1998 as compared to such amounts being paid in cash in 1997; and a decrease in debt service on the first mortgage obligations due to the payoff of the 3900 Lennane Drive note in July 1997. Cash used in investing activities during the three months ended March 31, 1998 was $222,000 compared to cash provided by investing activities of $15,180,000 during the three months ended March 31, 1997. The decrease of $15,402,000 is primarily attributable to proceeds received from the sale of CalREIT in 1997. Cash used in financing activities was $101,000 during the three months ended March 31, 1998, as compared to cash used in financing activities of $16,246,000 during the three months ended March 31, 1997, a decrease in cash used of $16,145,000, which is primarily attributable to the required payments made on the Senior Lender Group Notes from the proceeds of CalREIT in 1997; and payments made on the Line of Credit in 1997.

Significant Changes in the Economic Environment

     Changing interest rates are not expected to have a significant effect on Peregrine's operations during the remainder of 1998, as most of Peregrine's debt obligations are at fixed interest rates. During 1997 and 1998, both rental rates and real estate values have increased; therefore, the effect of inflation is not expected to have a significant effect on Peregrine's operations in 1998.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Peregrine's computer programs or other date sensitive equipment may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. Peregrine believes that it has identified all significant computer applications and other date sensitive equipment that will require modification to ensure Year 2000 compliance. The total cost of the modifications is not expected to be material to the overall financial statements of Peregrine.

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

     10.16        Employment Agreement between The Peregrine Real Estate Trust and Roger D. Snell, dated
                  September 30, 1997 (9)

     27           Financial Data Schedule

(1) Incorporated herein by reference to Peregrine's Report on Form 8-K dated October 7, 1994.

(2) Incorporated herein by reference to Peregrine's Report on Form 8-K dated August 25, 1994.

(3) Incorporated herein by reference to Peregrine's Report on Form 8-K dated January 17, 1997.

(4) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended September 30, 1996.

(5) Incorporated herein by reference to Peregrine's Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended March 31, 1997.

(7) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended June 30, 1997.

(8) Incorporated herein by reference to Peregrine's Report on Form 8-K dated December 23, 1997.

(9) Incorporated herein by reference to Peregrine's Report on Form 10-K for the year ended December 31, 1997.


(b)  Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE PEREGRINE REAL ESTATE TRUST




May 15, 1998                                /s/ Wendy G. Powell
------------                                ------------------------------------
    Date                                    Wendy G. Powell
                                            Vice President and
                                            Chief Accounting Officer

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

     10.16        Employment Agreement between The Peregrine Real Estate Trust and Roger D. Snell, dated
                  September 30, 1997 (9)

     27           Financial Data Schedule

(1) Incorporated herein by reference to Peregrine's Report on Form 8-K dated October 7, 1994.

(2) Incorporated herein by reference to Peregrine's Report on Form 8-K dated August 25, 1994.

(3) Incorporated herein by reference to Peregrine's Report on Form 8-K dated January 17, 1997.

(4) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended September 30, 1996.

(5) Incorporated herein by reference to Peregrine's Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended March 31, 1997.

(7) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended June 30, 1997.

(8) Incorporated herein by reference to Peregrine's Report on Form 8-K dated December 23, 1997.

(9) Incorporated herein by reference to Peregrine's Report on Form 10-K for the year ended December 31, 1997.