Form 10-K/A
period 1997-12-31
PEREGRINE REAL ESTATE TRUST
filed 1998-06-29
CIK 314485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for at least the past ninety days.

                                                          Yes  [X]        No [ ]

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

Yes [X]   No [ ]

As of June 29, 1998, there were 4,881,122 outstanding Common Shares of Beneficial Interest. As of June 29, 1998, there were 2,319,914 outstanding Common Shares of Beneficial Interest held by non-affiliates of the registrant. Since there is no active trading market for the registrant's Common Shares of Beneficial Interest, no aggregate market value may be given with respect to such shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of June 29, 1998 with respect to the beneficial ownership of the outstanding Common Shares of Beneficial Interest and Preferred Shares by (i) all persons known by Peregrine to own more than five percent of either class of shares, or to be a member of a group that owns more than five percent of either class of shares, (ii) by each officer described in the Summary Compensation Table (the "Named Executive Officers"), and (iii) by the Trustees and Named Executive Officers as a group:


                                                               Beneficial Ownership(2)
                                                               -----------------------


                                                      Number of                          Percent of
Name and Address of Beneficial Owner(1)                Shares       Title of Class(3)      Class
------------------------------------                   ------       --------------       ----------
TCW Group, Inc.(4)                                      6,814,681   Preferred Shares        42.7%
                                                        1,094,469   Common Shares           22.4%

Oaktree Capital Management, LLC(5)                      4,882,794   Preferred Shares        30.7%
                                                          784,200   Common Shares           16.1%

The Prudential Insurance Company of America(6)          4,245,905   Preferred Shares        26.6%
                                                          682,539   Common Shares           14.0%

D. Richard Masson, Trustee(7)                                  --   Preferred Shares          --
                                                               --   Common Shares             --

Roger D. Snell, President, Chief Executive                     --   Preferred Shares          --
Officer, Chairman of the Board of Trustees, and             6,666   Common Shares             *
Acting Secretary(8)

Michael C. Joseph, Trustee(8)                                  --   Preferred Shares          --
                                                            6,666   Common Shares             *

Carson R. McKissick, Trustee(8)                                --   Preferred Shares          --
                                                           13,333   Common Shares             *

Matthew L. Witte, Trustee(8)                                   --   Preferred Shares          --
                                                           13,333   Common Shares             *

Joseph Mock, Former President and Chief                        --   Preferred Shares          --
Executive Officer                                          10,000   Common Shares             *

Named Executive Officers and Trustees as a                     --   Preferred Shares          --
Group (7 persons)(9)                                       49,998   Common Shares             *


*  Less than 1%.

--------------

(1) The address for TCW Group, Inc., is 865 South Figueroa Street, Los Angeles, California 90017. The address for Oaktree Capital Management, LLC, is 550 South Hope Street, Floor # 22, Los Angeles, California 90071. The address for The Prudential Insurance Company of America is The Prudential Insurance Company of America, 9th Floor, Four Gate Center, 100 Mulberry Center, Newark, NJ 07102-4069.

(2) As used in the table above, a beneficial owner includes any person who directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting, of such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(3) The title of class herein refers to the redeemable convertible preferred shares of the company (the "Preferred Shares") and the common shares of beneficial interest of the Company (the "Common Shares").

(4) TCW Group, Inc., is a holding company of entities involved in the principal business of providing investment advice and management services to various entities, including among others, TCW Asset Management Company ("TAMCO") and Trust Company of the West. TAMCO, is managing general partner of TCW Special Credits and therefor may be deemed to be a beneficial owner of 4,702,128 or 29.5% of the Preferred Shares and 755,184 or 15.5% of the Common Shares. Trust Company of the West is an investment adviser and provides investment advice and management services to institutional and individual investors, including TCW Special Credits Trust IV which directly owns 1,703,671 or 10.7% of the Preferred Shares and 273,617 or 5.6% of Common Shares and TCW Special Credits Trust IVA which directly owns 408,882 or 2.6% of the Preferred Shares and 65,668 or 1.3% Common Shares and therefor Trust Company of the West may be deemed to be a beneficial owner of 2,112,553 or 13.3% of the Preferred Shares and 339,285 or 7.0% of the Common Shares. TCW Special Credits provides investment advice and management services to, and is the general partner of, several limited partnerships including TCW Special Credits Fund IV which directly owns 1,976,256 or 12.4% of the Preferred Shares and 317,396 or 6.5% of the Common Shares, TCW Special Credits Plus Fund which directly owns 2,112,551 or 13.3% of the Preferred Shares and 339,286 or 7.0% of the Common Shares and a third party account which directly owns 613,321 or 3.8% of the Preferred Shares and 98,502 or 2.0% of the Common Shares. Therefor, TCW Special Credits may be deemed to be a beneficial owner of 4,702,128 or 29.5% of Preferred Shares and 755,184 or 15.5% of Common Shares (all the forgoing entities comprise the "TCW Related Entities"). The TCW Related Entities may be deemed to be beneficially owned by TCW Group, Inc., for purposes of the reporting requirements of the Securities Exchange Act of 1934. Robert Day is Chairman of the Board and Chief Executive Officer of the TCW Group, Inc., and may be deemed to control the TCW Group, Inc., although Mr. Day expressly disclaims such control and disclaims beneficial ownership of any securities beneficially owned by TCW Group, Inc.

(5) Oaktree Capital Management, LLC, ("Oaktree") is the investment manager and the general partner for OCM Real Estate Opportunities Fund A, LP, which directly owns 1,611,323 or 10.1% of the Preferred Shares and 258,786 or 5.3% of the Common Shares and OCM Real Estate Opportunities Fund B, LP., which directly owns 2,783,192 or 17.4% of the Preferred Shares and 446,994 or 9.2% of the Common Shares. Oaktree is also the investment manager of a third party account which directly owns 488,279 or 3.1% of the Preferred Shares and 78,420 or 1.6% of the Common Shares. The funds and accounts which Oaktree manages may be deemed to be beneficially owned by Oaktree for purposes of the reporting requirements of the Securities Exchange Act of 1934.

(6) The Prudential Insurance Company of America directly owns 1,295,001 or 8.1% of the Preferred Shares and 207,983 or 4.3% of the Common Shares and is the asset manager and principal beneficiary of the Gateway Recovery Trust which directly owns 2,950,904 or 18.5% of the Preferred Shares and 473,929 or 9.7% of the Common Shares, and therefor, The Prudential Insurance Company of America may be deemed to be a beneficial owner of such securities for purposes of the reporting requirements of the Securities Exchange Act of 1934.

(7) D. Richard Masson is a general partner of TCW Special Credits and a Principal of Oaktree Capital Management, LLC and therefore, may be deemed to control 4,702,128 or 29.5% of the Preferred Shares and 755,184 or 15.5% of the Common Shares of TCW Special Credits and 4,882,794 or 30.7% of the Preferred Shares and 784,200 or 16.1% of the Common Shares of Oaktree Capital Management, LLC. Mr. Masson expressly disclaims such control and disclaims beneficial ownership of any securities beneficially owned by TCW Special Credits or Oaktree Capital Management, LLC.

(8) Represents options to purchase Common Shares held by the respective Trustee, all of which are immediately exercisable.

(9) Includes options to purchase 39,998 Common Shares, all of which are immediately exercisable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE PEREGRINE REAL ESTATE TRUST


June 29, 1998                         /s/ ROGER D. SNELL
------------                          ------------------------------------------
      Date                            Roger D. Snell
                                      President, Chief Executive Officer,
                                      Chairman of the Board of Trustees and
                                      Acting Secretary