Form 10-Q
period 1998-06-30
PEREGRINE REAL ESTATE TRUST
filed 1998-08-12
CIK 314485

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from                  to
                                ----------------    ---------------
Commission file number 0-9097

                       THE PEREGRINE REAL ESTATE TRUST
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

             California                                         94-2255677
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
          or organization)                                  Identification No.)

1300 Ethan Way, Suite 200, Sacramento, CA                               95825
-------------------------------------------------------------------------------
   (Address of principal executive offices)                          (Zip Code)

                                (916) 929-8244
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes   X        No
    -----         -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at August 5, 1998
------------------------------------             -----------------------------
Common Shares of Beneficial Interest                        4,881,122

-------------------------------------------------------------------------------

                       THE PEREGRINE REAL ESTATE TRUST

-------------------------------------------------------------------------------


INDEX                                                                   PAGE

PART I.   FINANCIAL INFORMATION

          Item 1:   Financial Statements

                    Balance Sheets -
                      June 30, 1998 and December 31, 19971                    1

                    Statements of Operations -
                      For the Three Months and Six Months Ended
                      June 30, 1998 and 1997                                2-3

                    Statements of Cash Flows -
                      For the Six Months Ended
                      June 30, 1998 and 1997                                  4

                    Notes to Financial Statements                        5 - 11

          Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 12 - 18


PART II.  OTHER INFORMATION

          Item 6:   Exhibits and Reports on Form 8-K                    19 - 20


                        PART I:  FINANCIAL INFORMATION

                       THE PEREGRINE REAL ESTATE TRUST
                                BALANCE SHEETS


                                                                                JUNE 30,     DECEMBER 31,
                                                                                  1998          1997
                                                                              (UNAUDITED)     (AUDITED)
                                                                             -------------   ------------
                                       ASSETS
INVESTMENTS:
     Rental properties, net of accumulated depreciation of $6,144,000 and
          $4,684,000 at June 30, 1998 and December 31, 1997, respectively    $  65,262,000   $ 65,700,000
     Notes receivable, net of deferred gains of $78,000 and $79,000 at
          June 30, 1998 and December 31, 1997, respectively                        329,000        332,000
     Restricted marketable securities available-for-sale                           100,000        117,000
                                                                             -------------   ------------
                                                                                65,691,000     66,149,000

Cash                                                                             9,749,000      1,247,000
Restricted cash                                                                    205,000        183,000
Rents, accrued interest receivable, net of allowance of $7,000 and
     $41,000 at June 30, 1998 and December 31, 1997, respectively                  518,000        720,000
Other assets                                                                     1,828,000      1,584,000
                                                                             -------------   ------------
          Total assets                                                       $  77,991,000   $ 69,883,000
                                                                             -------------   ------------
                                                                             -------------   ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
     Long-term notes payable, collateralized by deeds of trust on
          rental properties                                                  $  24,125,000   $ 24,291,000
     Senior Lender Group Notes Payable                                          26,930,000     26,930,000
     Line of credit                                                             17,416,000      8,021,000
     Accounts payable and accrued liabilities                                    2,046,000      2,064,000
     Other liabilities                                                             253,000        258,000
                                                                             -------------   ------------

                                                                                70,770,000     61,564,000
                                                                             -------------   ------------
Commitments and contingencies (Note 4 to financial statements)

Redeemable Convertible Preferred Stock:  25,000,000 shares authorized;
     16,347,000 and 15,555,000 shares issued and outstanding at
     June 30, 1998 and December 31, 1997, respectively; net of
     unaccreted discount of $1,403,000 and $1,595,000 at June 30, 1998 and December 31, 1997, respectively; liquidation preference of
     $32,694,000 and $31,110,000 at June 30, 1998 and December 31, 1997,
     respectively                                                               31,290,000     29,515,000
                                                                             -------------   ------------
Common Shares of Beneficial Interest: 50,000,000 shares authorized; 4,881,000
     shares outstanding                                                         13,356,000     13,356,000
Accumulated deficit                                                            (37,425,000)   (34,552,000)
                                                                             -------------   ------------
          Total liabilities and shareholders' equity (deficit)               $  77,991,000   $ 69,883,000
                                                                             -------------   ------------
                                                                             -------------   ------------


                See accompanying notes to financial statements.

                       THE PEREGRINE REAL ESTATE TRUST
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                                   1998              1997              1998              1997
                                                                   ----              ----              ----              ----
REVENUES:
     Hotel                                                    $   3,563,000     $   3,604,000     $   6,758,000     $   6,926,000
     Commercial Properties                                        2,413,000         2,457,000         4,595,000         4,754,000
     Interest                                                        30,000            89,000            67,000           175,000
     Other                                                            3,000           272,000            18,000           285,000
                                                              -------------     -------------     -------------      ------------
                                                                  6,009,000         6,422,000        11,438,000        12,140,000
                                                              -------------     -------------     -------------      ------------
EXPENSES:
     Hotel operating expenses                                     2,736,000         2,561,000         5,263,000         5,043,000
     Commercial property operating expenses                         723,000           712,000         1,459,000         1,383,000
     Hotel and commercial property management                            --           233,000                --           396,000
     Depreciation and amortization                                  813,000           802,000         1,624,000         1,562,000
     Interest                                                     1,341,000         1,475,000         2,672,000         2,975,000
     General and administrative                                     775,000           848,000         1,519,000         1,556,000
                                                              -------------     -------------     -------------      ------------
                                                                  6,388,000         6,631,000        12,537,000        12,915,000
                                                              -------------     -------------     -------------      ------------
          Loss before gain on foreclosure
            or sale of investments, valuation losses,
            extraordinary item and minority interest               (379,000)         (209,000)       (1,099,000)         (775,000)

Gain on foreclosure or sale of investments                               --           110,000               --          1,122,000
                                                              -------------     -------------     -------------      ------------
          (Loss) income before valuation losses,
            extraordinary item and minority interest               (379,000)          (99,000)       (1,099,000)          347,000

Valuation losses                                                         --                --               --                 --
                                                              -------------     -------------     -------------      ------------
          (Loss) income before extraordinary item and
            minority interest                                      (379,000)          (99,000)       (1,099,000)          347,000

Extraordinary item - debt forgiveness                                    --           418,000               --            440,000
                                                              -------------     -------------     -------------      ------------
          Income (loss) before minority interest                   (379,000)          319,000        (1,099,000)          787,000

Minority interest                                                        --                --               --                 --
                                                              -------------     -------------     -------------      ------------
          Net income (loss)                                   $    (379,000)    $     319,000     $  (1,099,000)     $    787,000
                                                              -------------     -------------     -------------      ------------
                                                              -------------     -------------     -------------      ------------


                See accompanying notes to financial statements.

                       THE PEREGRINE REAL ESTATE TRUST
                     STATEMENTS OF OPERATIONS - CONTINUED
                                 (UNAUDITED)


                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                   1998              1997           1998              1997
Loss per Common Share of Beneficial Interest:

Net income (loss)                                             $    (379,000)     $ 319,000      $ (1,099,000)     $   787,000

Preferred Stock dividends, net of discounts                        (775,000)      (690,000)       (1,520,000)      (1,354,000)

Accretion of discounts on Preferred Stock                          (131,000)      (107,000)         (255,000)        (208,000)
                                                              --------------     ----------     -------------      -----------
Net loss attributable to Common Shares of
     Beneficial Interest                                      $  (1,285,000)     $(478,000)     $ (2,874,000)     $  (775,000)
                                                              --------------     ----------     -------------     ------------
                                                              --------------     ----------     -------------     ------------
Loss per Common Share of Beneficial Interest
     before extraordinary item                                       $(0.26)        $(0.19)     $      (0.59)     $     (0.25)


Extraordinary item per Common Share of
     Beneficial Interest                                               0.00           0.09              0.00              .09
                                                              --------------     ----------     -------------     ------------
Net loss per share attributable to Common Shares
     of Beneficial Interest                                          $(0.26)        $(0.10)     $      (0.59)     $     (0.16)
                                                              --------------     ----------     -------------     ------------
                                                              --------------     ----------     -------------     ------------
Weighted average number of Common Shares of
     Beneficial Interest outstanding                              4,881,000      4,881,000         4,881,000        4,881,000




                See accompanying notes to financial statements.

                       THE PEREGRINE REAL ESTATE TRUST
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                      1998              1997
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $  (1,099,000)    $     787,000
                                                                             -------------     -------------
     Adjustments to reconcile net income (loss) to net cash
             (used in) provided by operating activities:
          Interest and fees added to principal balance of debt                     435,000                 0
          Depreciation and amortization                                          1,624,000         1,562,000
          Gain on foreclosure or sale of investments                                     0        (1,122,000)
          Minority interest in net income                                               --                --
          Extraordinary item, forgiveness of debt                                        0          (440,000)
          Valuation losses                                                              --                --
     Changes in other assets and liabilities:
          (Increase) decrease in rents, accrued interest and other
             receivables                                                           201,000          (162,000)
          Increase in other assets                                                (344,000)         (321,000)
          (Decrease) increase in accounts payable and
             accrued liabilities                                                   (17,000)         (626,000)
          Increase in other liabilities                                             (5,000)           11,000
                                                                             -------------     -------------
          Total adjustments to net income (loss)                                 1,894,000        (1,098,000)
                                                                             -------------     -------------
             Net cash (used in) provided by operating activities                   795,000          (311,000)
                                                                             -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments                                           1,833,000        20,332,000
     Purchase of marketable securities                                          (1,816,000)         (498,000)
     Principal collections on marketable securities                                     --           315,000
     Improvements to rental properties                                          (1,029,000)         (673,000)
     Purchase of office equipment                                                  (56,000)          (16,000)
     Principal collections on notes receivable                                       3,000             7,000
                                                                             -------------     -------------
             Net cash (used in) provided by investing activities                (1,065,000)       19,467,000
                                                                             -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term notes payable                                (166,000)         (253,000)
     Principal (payments) borrowings on Line of Credit, net                      8,960,000          (583,000)
     Principal payments on Senior Lender Group Notes Payable                            --       (16,468,000)
     Increase (decrease) in restricted cash                                        (22,000)          878,000
                                                                             -------------     -------------
             Net cash (used in) financing activities                             8,772,000       (16,426,000)
                                                                             -------------     -------------
Net increase (decrease) in unrestricted cash                                     8,502,000         2,730,000
Unrestricted cash, beginning of period                                           1,247,000         5,972,000
Less unrestricted cash, beginning of period, attributable to CalREIT                    --        (4,698,000)(1)
                                                                             -------------     -------------
Unrestricted cash, end of period                                             $   9,749,000     $   4,004,000
                                                                             -------------     -------------
                                                                             -------------     -------------

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

     At June 30, 1998, Peregrine owned eighteen commercial properties located primarily in the Sacramento area, three hotel properties located in Northern California, a partnership interest and one mortgage note secured by real property. Peregrine's 76% stock ownership interest in the California Real Estate Investment Trust ("CalREIT") was sold on January 3, 1997, for $20,222,000 in cash.

                            BASIS OF PRESENTATION

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended June 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust's Annual Report on Form 10-K.

                        THE PEREGRINE REAL ESTATE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  ----------

1.   ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED

                              NET LOSS PER SHARE

     Net loss per Common Share of Beneficial Interest, basic and diluted, has been computed and presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", ("SFAS 128") which was issued in February 1997. The weighted-average number of Common Shares of Beneficial Interest outstanding during the three and six months periods ended June 30, 1998 and 1997, was 4,881,000. Common Shares of Beneficial Interest equivalents are anti-dilutive for the three month periods ended June 30, 1998 and 1997, and are not considered in calculating net loss per Common Share of Beneficial Interest.

                           COMPREHENSIVE NET INCOME

     Effective January 1, 1998, the Trust adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. For the quarter ended June 30, 1998, the Trust had no comprehensive income items.

                              RECLASSIFICATIONS

     Certain reclassifications have been made in the presentation of the 1997 financial statements to conform to the 1998 presentation.

2. INVESTMENTS IN COMMERCIAL AND HOTEL PROPERTIES, NOTES RECEIVABLE AND PARTNERSHIPS

     At June 30, 1998, the commercial properties known as 11167 Trade Center Drive, Commerce Street, and Consumer Circle, with a combined total carrying value of $767,000 was classified as "held-for-sale". At December 31, 1997, no commercial or hotel properties were classified as "held-for-sale".

                        THE PEREGRINE REAL ESTATE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  ----------

3.   INVESTMENTS IN MARKETABLE SECURITIES "AVAILABLE-FOR-SALE"

     At June 30, 1998, the Trust had $100,000 invested in marketable securities, which were restricted. The funds represent a portion of an indemnity trust fund (the "Indemnity Trust Fund") which was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, is restricted as to use for a period of three years ending May 29, 2000, as defined in the Indemnity Trust Agreement. At June 30, 1998, Peregrine's "available-for-sale" securities consisted of investment grade commercial paper whose interest rate was 5.430% and whose maturity date was July 6, 1998. Unrealized gains and losses on marketable securities were not significant at June 30, 1998. At December 31, 1997, the Trust had $117,000 invested in U.S. Treasury Notes and investment grade commercial paper classified, all of which were classified as restricted and "available-for-sale".

4.   COMMITMENTS AND CONTINGENCIES

                             CAPITAL EXPENDITURES

     At June 30, 1998, Peregrine is required by Holiday Inn, under the License Agreements, to perform certain refurbishments at the Sacramento and Walnut Creek hotels in order to comply with Holiday Inn standards. At June 30, 1998, the capital expenditures necessary to complete the required refurbishments are estimated at approximately $2,700,000 and $750,000 for the Sacramento and Walnut Creek hotels, respectively. If the required refurbishments are not completed in a timely manner or should they not meet Holiday Inn's standards, Holiday Inn may assert that Peregrine is in default of the License Agreement and Holiday Inn could attempt to terminate the License Agreement. If the License Agreement is terminated, it could constitute events of default under both the Line of Credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $1,100,000 with respect to the Sacramento hotel and approximately $900,000 with respect to the Walnut Creek hotel.

                         FINANCIAL STATUS OF PEREGRINE

     At June 30, 1998, management of Peregrine believes that, because of the Trust's borrowing capacity and the improving conditions of the economy and the commercial and hotel industries, it will be able to fund its day-to-day business operations, meet its debt service obligations on its first mortgage notes and Senior Lender Group notes, and fund its capital expenditures for the remainder of 1998.

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

     The Preferred Stock is redeemable in cash (total redemption value of $32,694,000 at June 30, 1998) on October 1, 2000, but in certain circumstances, including the sale of all or substantially all the assets of Peregrine, may be redeemed earlier.

     The Preferred Stock has been recorded at a discount to its face amount of $32,694,000, based on an imputed rate of return of 12%.

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

                        THE PEREGRINE REAL ESTATE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  ----------


7.   EXTRAORDINARY ITEM, FORGIVENESS OF DEBT

     During the second quarter 1997, Peregrine benefited from a forgiveness of debt of $418,000 in connection with an agreement with the mortgage lender on 3900 Lennane Drive, and during the first quarter of 1997, Peregrine benefited from a $22,000 forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings. No such amount was recorded during the six and three months ended June 30, 1998.

8.   RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 1998, Peregrine paid $10,000 to one of its current officers, Brian Engstrom, for services performed as a consultant prior to the commencement of his employment as an officer of the Trust.

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

     At June 30, 1997, Peregrine had amounts due from CalREIT aggregating
$7,000.


     Peregrine utilized the services of certain of its former independent Trustees during the six month periods ended June 30, 1997 in connection with its analysis of alternative operating strategies, asset dispositions and day-to-day management activities. In addition, certain of the former independent Trustees were paid for time incurred in connection with a lawsuit filed against Peregrine by MDC REIT Holdings, L.L.C. In connection with the consulting services performed, the following amounts were paid to such Trustees (or affiliated companies) during the six month periods ended June 30, 1997, in addition to the quarterly and meeting fees paid to the Trustees:


                                                          For the Six Months Ended
                                                               June 30, 1997
The McMahan Group (John McMahan, former Trustee)                  $  1,000
John F. Salmon, former Trustee                                    $  6,000
The Presidio Group (Kenneth T. Seeger, former Trustee)            $ 65,000
Hickey & Hill, Inc. (E. Lawrence Hill, Jr., former Trustee)       $  5,000


                       THE PEREGRINE REAL ESTATE TRUST
                        NOTES TO FINANCIAL STATEMENTS
                                  ----------

9.   STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

     One parcel of land located in Sacramento with a carrying value of $30,000 was sold at a county public auction during the six month period ended June 30, 1997. No gain or loss was recorded on this transaction, as the carrying value of the land was equal to the carrying value of the liabilities.

     Additionally, on June 30, 1998 and 1997, Peregrine issued Redeemable Convertible Preferred Stock in the face amounts of $806,000 and $729,000, respectively, as payment in kind for the dividends then due on the
outstanding Preferred Stock.    During the six months ended June 30, 1998,
increases under the Line of Credit included $435,000 for interest, fees, and reimbursable expenses incurred.

     Cash paid for interest during the six month periods ended June 30, 1998 and 1997, was $2,276,000 and $1,449,000, respectively.

10.  SUBSEQUENT EVENT

     On July 1, 1998, pursuant to a purchase and sale agreement, as amended, (the "Agreement of Purchase and Sale"), The Peregrine Real Estate Trust (the "Trust") purchased a full service 191 room hotel located in Concord, California for $9,000,000. Funding for the hotel acquisition was provided from the Trust's existing $20,000,000 credit facility (the "Credit Facility").

     In connection with the purchase of the hotel, the Trust negotiated with its Credit Facility lender, Fleet Capital Corporation ("Fleet") on July 27, 1998, to provide an additional $7,500,000 of borrowing capacity. This increase expires on December 31, 1998 and, at such time, the Trust will be required to repay any amounts outstanding on it Credit Facility in excess of $20,000,000. There can be no assurance that the Trust will have sufficient funds available to repay such outstanding amounts or that the Trust will be able to refinance such indebtedness or alter the terms, if at all. In addition, on June 30, 1998, the Trust and the Noteholders that are party to the Trust's Senior Credit Agreement executed a Fourth Amendment to Second Amended and Restated Note Agreement to permit the Trust to use the proceeds from the Credit Facility to acquire the hotel and enter into an amendment to the existing Credit Facility for additional borrowing capacity.

-------------------------------------------------------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


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

OVERVIEW

     During the quarter ended June 30, 1998, management of Peregrine continued to concentrate on the developing and implementing an operating strategy designed to maximize the income stream from the commercial and hotel properties and to dispose of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources available. Pursuant to this strategy, management continued its efforts to improve the physical and operating condition of its commercial and hotel properties by completing repairs and deferred maintenance on the commercial properties, developing and implementing plans to complete the required refurbishments at the hotel properties, controlling property expenses and improving both occupancy levels and collections of rent.

     Due to capital constraints in 1996 and during the first half of 1997, Peregrine was unable to complete certain refurbishments required by Holiday Inn with respect to its Chico and Sacramento hotels within the required time frame. As a result, in February 1997, Peregrine received notices of default on its Holiday Inn Franchise Agreements with respect to its Chico and Sacramento hotels. Peregrine was able to obtain an extension of time in which to complete the necessary refurbishments. The refurbishments were completed at the Chico hotel in September 1997, and in October 1997, Peregrine received a written notice from Holiday Inn that the inspection had been completed and the default had been cured. The refurbishments at the Sacramento hotel are currently underway and in accordance with a new Holiday Inn License Agreement for Sacramento, which is dated January 23, 1998 and expires on December 12, 2010, Peregrine must complete them by September 23, 1998. The total cost of the required refurbishments at the Sacramento hotel is estimated to be $2,700,000. Additionally, in accordance with the new Holiday Inn License Agreement for Walnut Creek, Peregrine is required to complete approximately $750,000 in refurbishments at the Walnut Creek hotel prior to December 18, 1998. If the required refurbishments at the Sacramento and Walnut Creek hotels are not completed in a timely manner or should they not meet Holiday Inn's standards, Holiday Inn may assert that Peregrine is in default of the License Agreement and Holiday Inn could attempt to terminate the License Agreement. If the License Agreement is terminated, it could constitute events of default under both the line of credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $1,100,000 with respect to the Sacramento hotel and approximately $900,000 with respect to the Walnut Creek hotel. Currently, Peregrine expects to complete refurbishments at the hotels that will comply with the requirements of Holiday Inn.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

REVENUES

Total revenues were $11,437,000 during the six months ended June 30, 1998, down $703,000, or 6%, from total revenues of $12,140,000 during the six months ended June 30, 1997. Total revenues were $6,009,000 during the three months ended June 30, 1998, a decrease of $413,000, or less than 6%, from revenues of $6,422,000 during the three months ended June 30, 1997.

HOTEL REVENUES. Hotel revenues decreased $168,000, or 2%, to $6,758,000 for the six months ended June 30, 1998, and $41,000, or 1%, to $3,563,000 for the three months ended June 30, 1998. This was down from $6,926,000 and $3,604,000 for the six and three months ended June 30, 1997, respectively. The decrease during the six months ended June 30, 1998 was attributable to lower occupancy (which decreased by 6.9%), partially offset by higher average daily rates. The decrease during the three months ended June 30, 1998 was attributable to lower occupancy, partially offset by higher average daily.

COMMERCIAL PROPERTY REVENUES. Commercial property revenues for the six months ended June 30, 1998 were $4,595,000, a decrease of $159,000, or 3%, from revenues of $4,754,000 for the six months ended June 30, 1997. Commercial property revenues decreased $44,000, or 2%, to $2,413,000 for the three months ended June 30, 1998, down from $2,457,000 for the three months ended June 30, 1997. The decrease is attributable to the absence of revenues from the Pomona Road property, which was sold in December 1997; and an overall combined decrease in revenues from all other commercial properties in Peregrine's portfolio due primarily to decreased occupancy at the retail shopping centers, office buildings, and industrial buildings; partially offset by an increase in occupancy at the mini-storage facilities.

INTEREST REVENUE. Interest revenue decreased $109,000, or 62%, to $67,000 for the six months ended June 30, 1998, and $59,000, or 65%, to $31,000 for the three months ended June 30, 1998. This was down from $175,000 for the six months ended June 30, 1997, and $89,000 for the three months ended June 30, 1997. The decrease is primarily attributable to the absence of interest revenue from a mortgage note which was paid in full in July 1997; and a decrease in interest revenue on cash accounts resulting from a decreased cash balance.

OTHER REVENUE. Other revenue decreased $267,000, or 94%, to $18,000 for the six months ended June 30, 1998, and $269,000, or 99%, to $3,000 for the three months ended June 30, 1998. This was down from $285,000 and $272,000 for the
six and three months ended June 30, 1997, respectively.   Other revenue
during the six months ended June 30, 1997 was primarily attributable to revenue of $250,000 recognized in connection with the settlement of two corporate lawsuits; $21,000 in revenue attributable to a settlement with a former tenant; and revenue of $13,000 which resulted from prior year property tax refunds on properties formerly owned by Peregrine. Other revenue during the three months ended June 30, 1997 was primarily attributable to the revenue of $250,000 recognized in connection with the settlement of the corporate lawsuits and $21,000 recognized in connection with a settlement with a former tenant, as discussed above.

TOTAL EXPENSES

Total expenses were $12,537,000 during the six months ended June 30, 1998, down $378,000, or 3%, from total expenses of $12,915,000 during the six months ended June 30, 1997. Total expenses were $6,388,000 during the three months ended June 30, 1998, a decrease of $243,000 or 4%, from total expenses of $6,631,000 during the three months ended June 30, 1997.

OPERATING EXPENSES. Hotel operating expenses increased $220,000, or 4%, from $5,043,000 during the six months ended June 30, 1997, to $5,263,000 during the six months ended June 30, 1998. Hotel operating expenses increased $175,000, or 7%, to $2,736,000 during the three months ended June 30, 1998, up from $2,561,000 for the three months ended June 30, 1997. The increase for the three months ended June 30, 1998 was attributable to an increase in wages of due to increased personnel and wage increased due to minimum wage increase $94,000, an increase in general and administrative expense of $54,000, and various other expenses totaling $27,000.

Commercial property operating expenses increased $76,000, or 5%, to $1,459,000 for the six months ended June 30, 1998, and $11,000, or 2%, to $723,000 for the three months ended June 30, 1998. This was up from $1,383,000 and $712,000 for the six and three months ended June 30, 1997, respectively. The increase is attributable an overall combined increase in operating expenses at the commercial properties which was primarily the result of increased repair and maintenance, landscaping, wages and benefits for in-house property management, and increased insurance costs; offset by a decrease resulting from the absence of expenses at the Pomona Road property which was sold in December 1997.

COMMERCIAL AND HOTEL PROPERTY MANAGEMENT FEES. Commercial and hotel property management fees decreased $396,000, or 100%, from $396,000 for the six months ended June 30, 1997, to zero for the six months ended June 30, 1998. Management fees decreased $233,000, or 100%, to zero during the three months ended June 30, 1998, down from $233,000 during the three months ended June 30, 1997. The decrease is attributable to the termination of the outside management the contract in August 1997; and the absence of management fees at the hotels due to the termination of the outside management contracts in October 1997.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $62,000, or 4%, from $1,562,000 for the six months ended June 30, 1997, to $1,624,000 for the six months ended June 30, 1998. Depreciation and amortization increased $11,000, or 1%, to $813,000 for the three months ended June 30, 1998, up from $802,000 for the three months ended June 30, 1997. The increase is primarily attributable to an increase in depreciation and amortization at the hotel and commercial properties due to capital improvements, tenant improvements and lease commissions completed and incurred in 1997 and the 1998; offset by a decrease in depreciation at the Pomona Road property as it was sold in December 1997.

INTEREST EXPENSE. Interest expense decreased $303,000, or 10%, from $2,975,000 for the six months ended June 30, 1997, to $2,672,000 for the six months ended June 30, 1998. Interest expense decreased $134,000, or 9%, to $1,341,000 during the three months ended June 30, 1998, down from $1,475,000 during the three months ended June 30, 1997. The decrease is primarily attributable to the absence of interest on the first mortgage note on the 3900 Lennane Drive property, which was paid in full in July 1997; a decrease in interest expense on the Senior Lender Group Notes resulting from a lower principal balance due to paydowns in 1997; and a decrease in interest expense on the Line of Credit due to a lower average interest rate which was partially offset by a higher average balance outstanding under the Line of Credit.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,519,000 during the six months ended June 30, 1998, a decrease of $37,000, or 2%, from expenses of $1,556,000 for the six months ended June 30, 1997. General and administrative expenses decreased $73,000, or 9%, to $775,000 during the three months ended June 30, 1998, down from $848,000 for the three months ended June 30, 1997. The decrease is primarily attributable to a decrease in audit expenses; and a decrease in legal fees .

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

GAIN ON FORECLOSURE OR SALE OF INVESTMENTS

During the six and three months ended June 30, 1998, Peregrine recorded no gains or losses on the foreclosure or sale of investments, as compared to total gains on the foreclosure or sale of investments of $1,122,000 and $110,000 during the six and three months ended June 30, 1997, respectively. In the first quarter of 1997, Peregrine recorded a gain of $1,012,000 upon the sale of CalREIT. At the time of the transaction, January 3, 1997, the book value of Peregrine's investment in CalREIT was $18,733,000. CalREIT was sold for $20,222,000 in cash, with $477,000 in related selling costs incurred, resulting in a gain of $1,012,000. During the second quarter of 1997, Peregrine recorded a gain of $110,000 when it sold a mortgage, which had been in default since 1993 and whose book value was $0, back to the borrower.

EXTRAORDINARY ITEM, FORGIVENESS OF DEBT

During the second quarter 1997, Peregrine benefited from a forgiveness of debt of $418,000 in connection with an agreement with the mortgage lender on 3900 Lennane Drive, and during the first quarter of 1997, Peregrine benefited from a $22,000 forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings. No such amount was recorded during the six and three months ended June 30, 1998.

DIVIDENDS

Peregrine made no cash distributions during the six and three months ended June 30, 1998 or 1997. In addition, Peregrine is substantially restricted from paying dividends pursuant to the terms of the Line of Credit and Senior Lender Group Notes and does not anticipate making any cash distributions to shareholders in the foreseeable future.

COMMERCIAL AND HOTEL PROPERTY OPERATIONS

At June 30, 1998 and June 30, 1997, overall average weighted occupancy levels by property type were as follows:


                                                     Overall Occupancy
              Property Type                 June 30, 1998      June 30, 1997
              -------------                 -------------      -------------
Retail Shopping Centers                           75%                79%
Office Buildings                                  72%                77%
Industrial Buildings                              81%                98%
Mini-Storage Facilities                           99%                96%
Hotels                                            63%                70%


The weighted average occupancy level is calculated by multiplying the occupancy by square footage and dividing the total by the total square footage in the portfolio. The overall weighted average occupancy for Peregrine's commercial portfolio as of June 30, 1998 was 78% and as of June 30, 1997 was 86%. The decrease is primarily due to vacancies at the Retail Shopping Centers and Office Buildings. The decrease at the Industrial Buildings in attributable to the absence of Pomona Road property, which sold in December 1997.

DISPOSITIONS

On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT to a third party, CalREIT Investors Limited Partnership, for $20,222,000 in cash, or $2.91 per share of CalREIT previously held by Peregrine.

LIQUIDITY AND CAPITAL RESOURCES

     Peregrine had $9,749,000 in unrestricted cash at June 30, 1998, compared to $1,247,000 in unrestricted cash at December 31, 1997. During the six months ended June 30, 1998, Peregrine's principal sources of funds were from operating income, and principal and interest payments on mortgage notes receivable. At June 30, 1998, $2,584,000 remained available on the Line of Credit. Subsequent to June 30, 1998, the unrestricted cash available was reduced by approximately $9,000,000 as a result of a pending purchase of the Concord Inn on July 1, 1998. The Line of Credit was increased by $7.5 million for a period of six months beginning July 1, 1998.

     Debt service paid on Peregrine's first mortgage notes totaled $1,323,000 during the six months ended June 30, 1998. Total debt service requirements on first mortgage notes in 1998 are approximately $2,975,000. Interest paid on the Senior Lender Group Notes during the six months ended June 30, 1998 totaled $1,112,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 1998 currently estimated at $2,224,000, based on actual interest during the six months ended June 30, 1998, and interest for the second half of 1998 based upon the current principal balance outstanding of $26,930,000.

     The face value of Preferred Stock dividends in-kind issued during the six months ended June 30, 1998 totaled $1,583,000. Dividends on the Preferred Stock are payable in-kind through September 30, 1998, and will be required to be paid in cash thereafter. It is anticipated, however, that Peregrine will not pay the Preferred Stock dividends in cash commencing with the December 31, 1998 dividend due to a restrictive covenant contained in the Line of Credit Agreement, and as a result the Preferred Stock will automatically convert to Common Shares of Beneficial Interest on April 10, 1999, thereby substantially diluting the ownership interests of current holders of Common Shares of Beneficial Interest.

     At June 30, 1998, Peregrine's short and long term cash commitments include approximately $3,450,000 to refurbish the Sacramento and Walnut Creek hotel properties in accordance with Holiday Inn franchise standards; debt service payments on it first mortgages of approximately $2,646,000 per year; interest on its Senior Lender Group Notes currently estimated at $2,321,000 per year; repayment of its Line of Credit obligations on September 30, 2000; and repayment of principal on the Senior Lender Group Notes in October 2000. It is anticipated that the Preferred Stock cash dividend requirement will be eliminated through the conversion to Common Shares of Beneficial Interest as discussed above.

     Based on cash flows from operations and its revolving Line of Credit, Peregrine anticipates that it will be able to fund its day-to-day business operations, meet its debt service obligations on its first mortgage notes and Senior Lender Group Notes, and fund its capital expenditures through the end of 1998.

     Peregrine experienced a net increase in unrestricted cash of $8,502,000 for the six months ended June 30, 1998 as compared to a net increase in unrestricted cash of $2,730,000 for the six months ended June 30, 1997, a difference of $5,772,000. For the six months ended June 30, 1998 cash provided by operating activities was $795,000, up $1,106,000 from cash (used in) operating activities of $311,000 during the comparable period in 1997, which is primarily attributable to changes in gains on foreclosure, extraordinary items, and current assets and liabilities. Cash (used in) investing activities during the six months ended June 30, 1998 was $1,065,000, down from cash provided by investing activities of $19,427,000 during the six months ended June 30, 1997, a decrease of $20,532,000. The decrease is primarily attributable to proceeds received from the sale of CalREIT in 1997. Cash provided by financing activities was $8,772,000 during the six months ended June 30, 1998, as compared to cash (used in) financing activities of $16,426,000 during the six months ended June 30, 1997, an increase of $25,198,000, which is primarily attributable to the required payments made on the Senior Lender Group Notes in 1997, and an increase in the line of credit.

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

10.16     Employment Agreement between The Peregrine Real Estate Trust and Roger
          D. Snell, dated September 30, 1997 (9)




10.17 Third Amendment to the Second Amended and Restated Note Agreement dated May 1, 1998, By and Among The Peregrine Real Estate Trust, the
          Noteholders Named Therein, and The Prudential Insurance Company of
          America as Agent for the Noteholders. (b)

10.18 Fourth Amendment to the Second Amended and Restated Note Agreement dated June 30, 1998, By and Among The Peregrine Real Estate Trust, the
          Noteholders Named Therein, and The Prudential Insurance Company of
          America as Agent for the Noteholders. (b)

10.19     Amendment Number One To Loan And Security Agreement dated June 30,
          1998 by and between Fleet Capital Corporation and Peregrine Real
          Estate Trust.


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


                                            THE PEREGRINE REAL ESTATE TRUST




August 14, 1998                             /s/ Larry Knorr
---------------                             ----------------------------------
  Date                                      Larry Knorr
                                            Vice President and
                                            Chief Accounting Officer