Form 10-Q
period 1998-09-30
PEREGRINE REAL ESTATE TRUST
filed 1998-11-16
CIK 314485

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------
     OR

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

Yes  X     No
    ---       ---

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at November 13, 1998
------------------------------------         --------------------------------
Common Shares of Beneficial Interest                       4,881,122

______________________________________________________________________________

                          THE PEREGRINE REAL ESTATE TRUST
______________________________________________________________________________

INDEX                                                                    PAGE

PART I.   FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Balance Sheets -
                  September 30, 1998 and December 31, 1997                 1

               Statements of Operations -
                  For the Three Months and Nine Months Ended
                  September 30, 1998 and 1997                            2-3

               Statements of Cash Flows -
                  For the Nine Months Ended
                  September 30, 1998 and 1997                              4

               Notes to Financial Statements                          5 - 11

     Item 2:   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      12 - 19


PART II.  OTHER INFORMATION

     Item 6:   Exhibits and Reports on Form 8-K                      20 - 21

                           PART I: FINANCIAL INFORMATION

                          THE PEREGRINE REAL ESTATE TRUST
                                   BALANCE SHEETS



                                                                                             September 30,  December 31,
                                                                                                  1998          1997
                                                                                              (Unaudited)     (Audited)
                                                                                            -------------- -------------
               ASSETS
Investments:
     Rental properties, net of accumulated depreciation of $6,909,000 and
          $4,684,000 at September 30, 1998 and December 31, 1997, respectively              $  74,935,000  $  65,700,000
     Notes receivable, net of deferred gains of $78,000 and $79,000 at
          September 30, 1998 and December 31, 1997, respectively                                  329,000        332,000
     Restricted marketable securities available-for-sale                                          100,000        117,000
                                                                                            -------------  -------------

                                                                                               75,364,000     66,149,000

Cash                                                                                              420,000      1,247,000
Restricted cash                                                                                   205,000        183,000
Rents, accrued interest and other receivables, net of allowance of $7,000 and
     $41,000 at September 30, 1998 and December 31, 1997, respectively                            394,000        720,000
Other assets                                                                                    2,004,000      1,584,000
                                                                                            -------------  -------------

          Total assets                                                                      $  78,387,000   $ 69,883,000
                                                                                            -------------  -------------
                                                                                            -------------  -------------
               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
     Long-term notes payable, collateralized by deeds of trust on
          rental properties                                                                 $  24,039,000  $  24,291,000
     Senior Lender Group Notes Payable                                                         26,074,000     26,930,000
     Line of credit                                                                            19,726,000      8,021,000
     Accounts payable and accrued liabilities                                                   2,173,000      2,064,000
     Other liabilities                                                                            306,000        258,000
                                                                                            -------------  -------------


                                                                                               72,318,000     61,564,000
                                                                                            -------------  -------------

Commitments and contingencies (Note 5 to financial statements)

Redeemable Convertible Preferred Stock:  25,000,000 shares authorized;
     16,764,000 and 15,555,000 shares issued and outstanding at
     September 30, 1998 and December 31, 1997, respectively; net of unaccreted discount of $1,202,000 and $1,595,000 at September 30, 1998 and December 31, 1997, respectively; liquidation preference of
     $33,528,000 and $31,110,000 at September 30, 1998 and December 31, 1997,
     Respectively                                                                              32,234,000     29,515,000
                                                                                            -------------  -------------

Common Shares of Beneficial Interest:  50,000,000 shares authorized; 4,881,000
     shares outstanding                                                                        13,356,000     13,356,000

Accumulated deficit                                                                           (39,521,000)   (34,552,000)
                                                                                            -------------  -------------

          Total liabilities and shareholders' equity (deficit)                              $  78,387,000   $ 69,883,000
                                                                                            -------------  -------------
                                                                                            -------------  -------------


                   See accompanying notes to financial statements.

                           THE PEREGRINE REAL ESTATE TRUST
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                               1998          1997          1998            1997
                                                               ----          ----          ----            ----
REVENUES:
     Hotel properties                                    $   3,502,000  $   3,475,000 $   10,260,000 $   10,401,000
     Commercial properties                                   2,161,000      2,354,000      6,756,000      7,108,000
     Interest                                                   17,000         47,000         84,000        222,000
     Other                                                       8,000         25,000         26,000        310,000
                                                         -------------  ------------- -------------- --------------
                                                             5,688,000      5,901,000     17,126,000     18,041,000
                                                         -------------  ------------- -------------- --------------

EXPENSES:
     Hotel operating expenses                                3,138,000      2,681,000      8,401,000      7,724,000
     Commercial property operating expenses                    739,000        869,000      2,191,000      2,252,000
     Hotel and commercial property management fees                  --         83,000             --        479,000
     Depreciation and amortization                             886,000        815,000      2,510,000      2,377,000
     Interest                                                1,524,000      1,401,000      4,196,000      4,376,000
     General and administrative                                934,000        970,000      2,453,000      2,526,000
                                                         -------------  ------------- -------------- --------------
                                                             7,221,000      6,819,000     19,751,000     19,734,000
                                                         -------------  ------------- -------------- --------------

        Loss before gain on foreclosure
          or sale of investments and extraordinary item
         item.                                              (1,533,000)      (918,000)    (2,625,000)    (1,693,000)

Gain on foreclosure or sale of investments                     374,000             --        374,000      1,122,000
                                                         -------------  ------------- -------------- --------------

        Loss before extraordinary item,                     (1,159,000)      (918,000)    (2,251,000)      (571,000)

Extraordinary item - debt forgiveness                               --             --             --        440,000
                                                         -------------  ------------- -------------- --------------
        Net loss                                           $(1,159,000)   $  (918,000)   $(2,251,000)   $  (131,000)
                                                         -------------  ------------- -------------- --------------
                                                         -------------  ------------- -------------- --------------


                  See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                      STATEMENTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)



                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                               1998            1997          1998             1997
                                                               ----            ----          ----             ----
LOSS PER COMMON SHARE OF BENEFICIAL INTEREST:

Net loss                                                   $(1,159,000)    $ (918,000)   $(2,251,000)   $  (131,000)

Preferred Stock dividends, net of discounts                   (806,000)      (718,000)    (2,326,000)    (2,072,000)

Accretion of discounts on Preferred Stock                     (138,000)      (112,000)      (393,000)      (320,000)
                                                           -----------   ------------   ------------    -----------

Net loss attributable to Common Shares of
     Beneficial Interest                                   $(2,103,000)  $ (1,748,000)  $ (4,970,000)   $(2,523,000)
                                                           -----------   ------------   ------------    -----------
                                                           -----------   ------------   ------------    -----------
Loss per Common Share of Beneficial Interest
     before extraordinary item                             $     (0.43)     $   (0.36)  $      (1.02)   $     (0.61)


Extraordinary item per Common Share of
     Beneficial Interest                                            --            ---            --            0.09
                                                           -----------   ------------   ------------    -----------
Net loss per share attributable to Common Shares
     of Beneficial Interest                                $     (0.43)     $   (0.36)   $     (1.02)   $     (0.52)
                                                           -----------   ------------   ------------    -----------
                                                           -----------   ------------   ------------    -----------

Weighted average number of Common Shares of
     Beneficial Interest outstanding                         4,881,000      4,881,000      4,881,000      4,881,000
                                                           -----------   ------------   ------------    -----------
                                                           -----------   ------------   ------------    -----------

                  See accompanying notes to financial statements.

                          THE PEREGRINE REAL ESTATE TRUST
                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)




                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                              1998            1997
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $ (2,251,000)    $ (131,000)
                                                                         ------------     ----------
     Adjustments to reconcile net loss to net cash
            provided by operating activities:
        Interest and fees added to principal balance of debt                  895,000         98,000
        Depreciation and amortization                                       2,489,000      2,377,000
        Gain on foreclosure or sale of investments                           (267,000)    (1,122,000)
        Extraordinary item, forgiveness of debt                                    --       (440,000)
     Changes in other assets and liabilities:
        Decrease in rents, accrued interest and other
            receivables                                                       318,000        354,000
        Increase in other assets                                             (268,000)      (443,000)
        Increase (decrease) in accounts payable and accrued
          liabilities                                                         125,000         (8,000)
        Increase (decrease) in other liabilities                               48,000         (1,000)
                                                                         ------------    -----------
        Total adjustments to net loss                                       3,340,000        815,000
                                                                         ------------    -----------
Net cash provided by operating activities                                   1,089,000        684,000
                                                                         ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of investments                                      1,019,000     20,332,000
     Purchase of marketable securities                                     (1,816,000)    (1,829,000)
     Principal collections on marketable securities                         1,833,000      1,664,000
     Purchase of properties                                                (9,000,000)            --
     Improvements to rental properties                                     (3,558,000)    (1,211,000)
     Purchase of office equipment                                             (78,000)       (39,000)
     Principal collections on notes receivable                                  3,000        388,000
                                                                         ------------    -----------
            Net cash provided by (used in) investing activities           (11,597,000)    19,305,000
                                                                         ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term notes payable                           (251,000)    (2,431,000)
     Principal (payments) borrowings on Line of Credit, net                10,810,000     (1,083,000)
     Principal payments on Senior Lender Group Notes Payable                 (856,000)   (16,618,000)
     Decrease (increase) in restricted cash                                   (22,000)       854,000
                                                                         ------------    -----------
            Net cash  provided by (used in)  financing activities           9,681,000    (19,278,000)
                                                                         ------------    -----------

Net increase (decrease) in unrestricted cash                                 (827,000)       711,000
Unrestricted cash, beginning of period                                      1,247,000      5,972,000
Less unrestricted cash, beginning of period, attributable to CalREIT               --     (4,698,000)(1)
                                                                         ------------    -----------

Unrestricted cash, end of period                                           $  420,000   $  1,985,000
                                                                         ------------    -----------
                                                                         ------------    -----------


(1) Amount is deducted to reflect Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997.


                  See accompanying notes to financial statements.

                          THE PEREGRINE REAL ESTATE TRUST
                           NOTES TO FINANCIAL STATEMENTS
                                     __________


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

     At September 30, 1998, Peregrine owned sixteen commercial properties located primarily in the Sacramento area, four hotel properties located in Northern California, a partnership interest and one mortgage note secured by real property. Peregrine's 76% stock ownership interest in the California Real Estate Investment Trust ("CalREIT") was sold on January 3, 1997, for $20,222,000 in cash.

                               BASIS OF PRESENTATION

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust's Annual Report on Form 10-K.

                          THE PEREGRINE REAL ESTATE TRUST
                           NOTES TO FINANCIAL STATEMENTS
                                     __________


1.    ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED

                                 NET LOSS PER SHARE

     Net loss per Common Share of Beneficial Interest, basic and diluted, has been computed and presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", ("SFAS 128"). The weighted-average number of Common Shares of Beneficial Interest outstanding during the three and nine months periods ended September 30, 1998 and 1997, was 4,881,000. Common Shares of Beneficial Interest equivalents are anti-dilutive for the nine month periods ended September 30, 1998 and 1997, and are not considered in calculating net loss per Common Share of Beneficial Interest.

                              COMPREHENSIVE NET INCOME

     Effective January 1, 1998, the Trust adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other annual financial statements. For the quarter ended September 30, 1998, the Trust had no comprehensive income items.

2.   RESTRICTED MARKETABLE SECURITIES "AVAILABLE FOR SALE"

     RESTRICTED MARKETABLE SECURITIES "AVAILABLE-FOR-SALE"

     At September 30, 1998, the Trust had $100,000 invested in marketable securities, which were restricted. The funds represent a portion of an indemnity trust fund (the "Indemnity Trust Fund") which was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, is restricted as to use for a period of three years ending May 29, 2000, as defined in the Indemnity Trust Agreement. At September 30, 1998, Peregrine's "available-for-sale" securities consisted of investment grade commercial paper with an interest rate of 5.430% and maturity dates ranging from October 22, 1998 to January 22, 1999. Unrealized gains and losses on marketable securities were not significant at September 30, 1998. At December 31, 1997, the Trust had $117,000 invested in U.S. Treasury Notes and investment grade commercial paper classified, all of which were classified as restricted and "available-for-sale".

                          THE PEREGRINE REAL ESTATE TRUST
                           NOTES TO FINANCIAL STATEMENTS
                                     __________

3.  ACQUISITION

     On July 1, 1998, Peregrine purchased a 191 room hotel property, located in Concord, California. Peregrine financed the purchase price with $9,000,000 in borrowing under it's Line of Credit pursuant to an increase in the Line of Credit that was made to accommodate the purchase of the hotel.

4.   COMMITMENTS AND CONTINGENCIES

                                CAPITAL EXPENDITURES

     At September 30, 1998, Peregrine is required by Holiday Inn the License Agreements to perform certain refurbishments at the Sacramento and Walnut Creek hotels in order to comply with Holiday Inn standards. At September 30, 1998, the capital expenditures necessary to complete the required refurbishments are estimated at approximately $2,700,000 and $750,000 for the Sacramento and Walnut Creek hotels, respectively. If the required refurbishments are not completed in a timely manner or should they not meet Holiday Inn's standards, Holiday Inn may assert that Peregrine is in default of the License Agreement and Holiday Inn could attempt to terminate the License Agreement. If the License Agreement is terminated, it could constitute events of default under both the Line of Credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $1,100,000 with respect to the Sacramento hotel and approximately $900,000 with respect to the Walnut Creek hotel


     At September 30, 1998, management of Peregrine believes that, because of the Trust's borrowing capacity and the improving conditions of the economy and the commercial and hotel industries, it will be able to fund its day-to-day business operations, meet its debt service obligations on its Line of Credit, first mortgage notes and Senior Lender Group notes, and fund its capital expenditures, including required refurbishments under the licenses agreements. On January 26, 1999, $7.5 million of the Line of Credit will no longer be available. This portion of Line of Credit was a six month extension that started on July 26, 1998.



5.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     Peregrine's Redeemable Convertible Preferred Stock in the original face amount of $22,500,000, carries a dividend of 10% per annum. Dividends are payable in-kind through October 1, 1998, by means of additional shares of Preferred Stock issued quarterly; thereafter, dividends are payable quarterly in cash. The Preferred Stock automatically converts into Common Shares of Beneficial Interest pursuant to an established formula if any cash dividend payment is not made in full when due. If all dividends are paid in-kind through September 30, 1998, no other Common Shares of Beneficial Interest are issued, and the Preferred Stock dividends payable in cash on

                          THE PEREGRINE REAL ESTATE TRUST
                           NOTES TO FINANCIAL STATEMENTS
                                     __________

December 31, 1998 are not paid prior to April 10, 1999, the Preferred Stock would convert to Common Shares of Beneficial Interest on April 10, 1999, and the Senior Lender Group would, on account of that conversion, acquire approximately 78% of the total Common Shares of Beneficial Interest outstanding after the conversion, bringing their total holdings to approximately 90% of the outstanding shares. On November 2, 1998, Peregrine entered into an agreement with the holders of the preferred shares pursuant to which such holders have agreed to exchange all of the issued and outstanding preferred shares for the number of common shares that they would have received upon the mandatory conversion of the preferred shares in April 1999. See Note 10.

     The Preferred Stock has been recorded at a discount to its face amount of $33,528,000, based on an imputed rate of return of 12%.

6.   GAIN ON FORECLOSURE OR SALE OF INVESTMENTS

     In August 1998, Peregrine sold the Commerce Circle Industrial Building for $634,000 resulting in a gain of $205,000.

     In September 1998, Peregrine sold the Consumer Street Industrial Building. for $580,000 resulting in a gain of $169,000.

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

                        THE PEREGRINE REAL ESTATE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  __________

7.   RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 1998, Peregrine paid $10,000 to one of its current officers, Brian Engstrom, for services performed as a consultant prior to the commencement of his employment as an officer of the Trust.

Peregrine utilized the services of certain of its former independent Trustees during the nine month periods ended September 30, 1997 in connection with its analysis of alternative operating strategies, asset dispositions and day-to-day management activities. In addition, certain of the former independent Trustees were paid for time incurred in connection with a lawsuit filed against Peregrine by MDC REIT Holdings, L.L.C. In connection with the consulting services performed, the following amounts were paid to such Trustees (or affiliated companies) during the nine month periods ended September 30, 1997, in addition to the quarterly and meeting fees paid to the Trustees:


                                                            For the Nine Months Ended
                                                                September 30, 1997

The McMahan Group (John McMahan, former Trustee)                      $  9,000
John F. Salmon, former Trustee                                        $  6,000
The Presidio Group (Kenneth T. Seeger, former Trustee)                $ 59,000
Hickey & Hill, Inc. (E. Lawrence Hill, Jr., former Trustee)           $  5,000


8.   EXTRAORDINARY ITEM, FORGIVENESS OF DEBT

     During the second quarter 1997, Peregrine benefited from a forgiveness of debt of $418,000 in connection with an agreement with the mortgage lender on 3900 Lennane Drive, and during the first quarter of 1997, Peregrine benefited from a $22,000 forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings. No such amount was recorded during the nine and three months ended September 30, 1998.

9.   STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

     On September 30, 1998 and 1997, Peregrine issued Redeemable Convertible Preferred Stock in the face amounts of $835,000 and $756,000, respectively, as payment in kind for the dividends then due on the outstanding Preferred Stock. During the nine months ended September 30, 1998, increases under the Line of Credit included $11,704,000 for draws, interest, fees, and reimbursable expenses incurred.

     Cash paid for interest during the nine-month periods ended September 30, 1998 and 1997, was $4,193,000 and $4,396,000, respectively.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   __________

10.  SUBSEQUENT EVENTS

     On November 2, 1998, Peregrine entered into an agreement with holders of all the issued and outstanding preferred shares to exchange the preferred shares for common shares of beneficial interest. The agreement accelerates the mandatory conversion that was anticipated to occur in April 1999 pursuant to the terms of the preferred shares. Pursuant to the exchange agreement, the preferred holders have agreed to exchange all of the issued and outstanding preferred shares for the number of the common shares that they would have received pursuant to anticipated mandatory conversion in April 1999. It is anticipated that all of the issued and outstanding preferred shares will be exchanged for an aggregate of 17,671,317 of common shares in November 1998. The exchange is subject to the prior satisfaction of numerous conditions, including receipt of various third-party consents.

______________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________________


The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q. Historical results set forth are not necessarily indicative of the future financial position and results of operations of Peregrine.

     In addition to historical information, the Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, such forward looking statements include statements such as those pertaining to Peregrine's ability to fund its operations or otherwise satisfy capital requirements, both in the short and long term; to undertake property repairs, maintenance, improvements, refurbishments, or other capital expenditures; and to negotiate satisfactory terms with creditors, licensors, franchisors, or others. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause results and future events to differ materially from those set forth or contemplated in the forward-looking statements: increased interest rates and operating costs, deteriorating market conditions affecting occupancy or lease rates, difficulties in finding buyers for property dispositions, environmental uncertainties, risks related to natural disasters, financial market fluctuations, availability of financing, continuation of license agreements, changes in real estate laws, real property taxes, and governmental regulation, as well as general economic trends and the factors discussed herein. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. Peregrine assumes no obligation to update forward-looking statements. Readers should refer to Peregrine's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.

OVERVIEW

     During the quarter ended September 30, 1998, management of Peregrine continued to concentrate on the developing and implementing an operating strategy designed to maximize the income stream from the commercial and hotel properties and to dispose of real estate assets with negative cash flows and/or which require significant capital expenditures beyond the resources available. Pursuant to this strategy, management continued its efforts to improve the physical and operating condition of its commercial and hotel properties by completing repairs and deferred maintenance on the commercial properties, developing and implementing plans to complete the required refurbishments at the hotel properties, controlling property expenses and improving both occupancy levels and collections of rent. Due to capital constraints in 1996 and during the first half of 1997, Peregrine was unable to complete certain refurbishments required by Holiday Inn with respect to its Chico and Sacramento hotels within the required time frame. As a result, in February 1997, Peregrine received notices of default on its Holiday Inn Franchise Agreements with respect to its Chico and Sacramento hotels. Peregrine was able to obtain an extension of time in which to complete the necessary refurbishments. The refurbishments were completed at the Chico hotel in September 1997, and in October 1997, Peregrine received a written notice from Holiday Inn that the inspection had been completed and the default had been cured. In September 1998, Peregrine, in agreement with Holiday Inn, voluntarily removed the Sacramento hotel from the Holiday Inn system. During September 1998, Peregrine management decided to temporary close the Sacramento hotel as of October 1, 1998, to hotel ease time constraints for the refurbishment process. The Sacramento is currently expected to open it's guest rooms on December 1, 1998 in the Holiday Inn franchise system. The total cost of the required refurbishments at the Sacramento hotel is estimated to be $2,700,000. If the required refurbishments at the Sacramento hotel do not meet Holiday Inn's standards, Holiday Inn may assert that Peregrine is in default of the License Agreement and Holiday Inn could attempt to terminate the License Agreement. If the License Agreement is terminated, it could constitute events of default under both the line of credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $1,100,000 with respect to the Sacramento hotel. Additionally, in accordance with the new Holiday Inn License Agreement for Walnut Creek, Peregrine is required to complete approximately $750,000 in refurbishments at the Walnut Creek hotel prior to December 18, 1998. If the required refurbishments at the Walnut Creek hotel are not completed in a timely manner or should they not meet Holiday Inn's standards, Holiday Inn may assert that Peregrine is in default of the License Agreement and Holiday Inn could attempt to terminate the License Agreement. If the License Agreement is terminated, it could constitute events of default under both the line of credit and Senior Lender Group Notes and could result in termination fees payable to Holiday Inn of approximately $900,000 with respect to the Walnut Creek hotel. Currently, Peregrine expects to complete refurbishments at the hotels that will comply with the requirements of Holiday Inn.

COMPARISON OF THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Total revenues were $17,126,000 during the nine months ended June 30, 1998, down $915,000, or 5%, from total revenues of $18,041,000 during the nine months ended September 30, 1997. Total revenues were $5,688,000 during the three months ended September 30, 1998, a decrease of $213,000, or 4%, from revenues of $5,901,000 during the three months ended September 30, 1997.

HOTEL REVENUES. Hotel revenues decreased $141,000, or 1%, to $10,260,000 for the nine months ended September 30, 1998, down from $10,401,000 for the nine months ended September 30, 1997. Hotel revenues increased from $3,475,000 for the three months ended September 30, 1997 to $3,502,000 for the three months ended September 30, 1998, an increase of $27,000. The decrease during the nine months ended September 30, 1998 was attributable to the partial closure of the Sacramento hotel in September, offset by income from the Concord hotel, purchased in July 1998. The increase for the three months ending September 30, 1998 was due to revenues received from the Concord hotel, offset by lower occupancy at the Sacramento hotel during the renovation.

COMMERCIAL PROPERTY REVENUES. Commercial property revenues for the nine months ended September 30, 1998 were $6,756,000, a decrease of $352,000, or 5%, from revenues of $7,108,000 for the nine months ended September 30, 1997. Commercial property revenues decreased $193,000, or 8%, to $2,161,000 for the three months ended September 30, 1998, down from $2,354,000 for the three months ended September 30, 1997. The decrease is attributable to the absence of revenues from the Pomona Road property, which was sold in December 1997; and an overall combined decrease in revenues from all other commercial properties in Peregrine's portfolio due primarily to decreased occupancy at the retail shopping centers and industrial buildings; partially offset by an increase in occupancy at the mini-storage facilities.

INTEREST REVENUE. Interest revenue decreased $138,000, or 62%, to $84,000 for the nine months ended September 30, 1998, and $29,000, or 62%, to $17,000 for the three months ended September 30, 1998. This was down from $222,000 for the nine months ended September 30, 1997, and $47,000 for the three months ended September 30, 1997. The decrease is primarily attributable to the absence of interest revenue from a mortgage note which was received in full in July 1997; and a decrease in interest revenue on cash accounts resulting from a decreased cash balance.

OTHER REVENUE. Other revenue decreased $284,000, or 92%, to $26,000 for the nine months ended September 30, 1998, and $17,000, or 68%, to $8,000 for the three months ended September 30, 1998. This was down from $310,000 and $25,000 for the nine and three months ended September 30, 1997, respectively. Other revenue during the nine months ended September 30, 1997 was primarily attributable to revenue of $250,000 recognized in connection with the settlement of two corporate lawsuits; $21,000 in revenue attributable to a settlement with a former tenant; and revenue of $13,000 which resulted from prior year property tax refunds on properties formerly owned by Peregrine. Other revenue during the three months ended September 30, 1997 was primarily attributable to the revenue of $21,000 recognized in connection with a settlement with a former tenant, as discussed above.

TOTAL EXPENSES

Total expenses were $19,751,000 during the nine months ended September 30, 1998, an increase of $17,000, or less than 1%, from total expenses of $19,734,000 during the nine months ended September 30, 1997. Total expenses were $7,221,000 during the three months ended September 30, 1998, an increase of $402,000 or 6%, over total expenses of $6,819,000 during the three months ended September 30, 1997.

OPERATING EXPENSES. Hotel operating expenses increased $677,000, or 9%, from $7,724,000 during the nine months ended September 30, 1997, to $8,401,000 during the nine months ended September 30, 1998. Hotel operating expenses increased $457,000, or 17%, to $3,138,000 during the three months ended September 30, 1998, up from $2,681,000 for the three months ended September 30, 1997. The increase for the nine and three months ended September 30, 1998 was attributable to additional expenses from the Concord hotel purchased in July 1998.

Commercial property operating expenses decreased $61,000, or 2%, to $2,191,000 for the nine months ended September 30, 1998, and $130,000, or 15%, to $739,000 for the three months ended September 30, 1998. This was down from $2,252,000 and $869,000 for the six and three months ended September 30, 1997, respectively. The decrease resulted from the absence of expenses at the Pomona Road, Commerce Circle, and Consumer Street properties which were sold in December 1997, August 1998, and September 1998, respectively.

COMMERCIAL AND HOTEL PROPERTY MANAGEMENT FEES. Commercial and hotel property management fees decreased $479,000, or 100%, from $479,000 for the nine months ended September 30, 1997, to zero for the nine months ended September 30, 1998. Management fees decreased $83,000, or 100%, to zero during the three months ended September 30, 1998, down from $83,000 during the three months ended September 30, 1997. The decrease is attributable to the termination of the outside management contract in August 1997; and the absence of management fees at the hotels due to the termination of the outside management contracts in October 1997.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $133,000, or 6%, from $2,377,000 for the nine months ended September 30, 1997, to $2,510,000 for the nine months ended September 30, 1998. Depreciation and amortization increased $71,000, or 9%, to $886,000 for the three months ended September 30, 1998, up from $815,000 for the three months ended September 30, 1997. The increase is primarily attributable to an increase in depreciation and amortization due to the purchase of the Concord hotel, capital improvements, tenant improvements and lease commissions at the commercial and hotels properties completed during the first nine months of 1998. The increases were offset by a decrease in depreciation at the Pomona Road Commerce Circle, and Consumer Street properties, which were sold in December 1997, August 1998, and September 1998, respectively.

INTEREST EXPENSE. Interest expense decreased $180,000, or 4%, from $4,376,000 for the nine months ended September 30, 1997, to $4,196,000 for the nine months ended September 30, 1998. Interest expense increased $123,000, or 9%, to $1,524,000 during the three months ended September 30, 1998, from $1,401,000 during the three months ended September 30, 1997. The decrease is primarily attributable to the absence of interest on the first mortgage note on the 3900 Lennane Drive property, which was paid in full in July 1997; a decrease in interest expense on the Senior Lender Group Notes during the nine months ending September 30, 1998 resulting from a lower principal balance due to paydowns in 1997. The increase in interest expense for the three months ending September 30, 1998 was primarily due to an interest expense on the Line of Credit due to a higher average balance outstanding under the Line of Credit.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2,453,000 during the nine months ended September 30, 1998; a decrease of $73,000, or 3%, from expenses of $2,526,000 for the nine months ended September 30, 1997. General and administrative expenses decreased $36,000, or 4%, to $934,000 during the three months ended September 30, 1998, down from $970,000 for the three months ended September 30, 1997. The decrease is primarily attributable to decreases in audit and legal fees.

Many of the administrative costs to service Peregrine's large shareholder base and to meet public regulatory requirements are fixed costs. As a result, Peregrine expects its general and administrative expenses to continue to be disproportionately high compared to the size of its asset base; however, Peregrine's new management team is currently analyzing general and administrative expenses to determine those areas in which costs can be reduced, including a reorganization, that would change the form of entity of Peregrine and its state of organization and reduce the number of shareholders of Peregrine.

GAIN ON FORECLOSURE OR SALE OF INVESTMENTS

During the nine and three months ended September 30, 1998, Peregrine recorded gains from the sales of the Consumer Road and Commerce Circle properties totaling $374,000. During the nine and three months ended September 30, 1997, total gains on the foreclosure or sale of investments of $1,122,000 and $0 during the six and three months ended September 30, 1997, respectively.
In the first quarter of 1997, Peregrine recorded a gain of $1,012,000 upon the sale of CalREIT. At the time of the transaction, January 3, 1997, the book value of Peregrine's investment in CalREIT was $18,733,000. CalREIT was sold for $20,222,000 in cash, with $477,000 in related selling costs incurred, resulting in a gain of $1,012,000. During the second quarter of 1997, Peregrine recorded a gain of $110,000 when it sold a mortgage, which had been in default since 1993 and whose book value was $0, back to the borrower.

EXTRAORDINARY ITEM, FORGIVENESS OF DEBT

During the second quarter 1997, Peregrine benefited from a forgiveness of debt of $418,000 in connection with an agreement with the mortgage lender on 3900 Lennane Drive, and during the first quarter of 1997, Peregrine benefited from a $22,000 forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings. No such amount was recorded during the nine and three months ended September 30, 1998.

DIVIDENDS

Peregrine made no cash distributions during the nine and three months ended September 30, 1998 or 1997. In addition, Peregrine is substantially restricted from paying dividends pursuant to the terms of the Line of Credit and Senior Lender Group Notes and does not anticipate making any cash distributions to shareholders in the foreseeable future.

COMMERCIAL AND HOTEL PROPERTY OPERATIONS

At September 30, 1998 and September 30, 1997, overall average weighted occupancy levels by property type were as follows:



                                                    Overall Occupancy

                Property Type                 September 30,      September 30,
                -------------                 -------------      -------------
                                                  1998               1997
                                                  ----               ----
 Retail Shopping Centers                           72%                77%
 Office Buildings                                  85%                75%
 Industrial Buildings                              81%                88%
 Mini-Storage Facilities                           89%                87%
 Hotels                                            60%                71%


The weighted average occupancy level is calculated by multiplying the occupancy by square footage and dividing the total by the total square footage in the portfolio. The overall weighted average occupancy for Peregrine's commercial portfolio was 81% as of both September 30, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Peregrine had $420,000 in unrestricted cash at September 30, 1998, compared to $1,247,000 in unrestricted cash at December 31, 1997. During the nine months ended September 30, 1998, Peregrine's principal sources of funds were from operating income, and principal and interest payments on mortgage notes receivable. At September 30, 1998, $7,774,000 remained available on the Line of Credit. Subsequent to September 30, 1998, the unrestricted cash available was reduced by approximately $9,000,000 as a result of a pending purchase of the Concord Inn on July 1, 1998. Peregrine's Line of Credit and Senior Lender Group Notes contain numerous covenants relating to Peregrine's operations and activities, including debt service coverage ratios and restrictions on indebtedness, loans, affiliate transactions, creating or permitting liens, capital expenditures, dispositions of collateral, leases, prepayment and repayments of indebtedness, mergers and dividends and distributions. As of September 30, 1998, Peregrine was in compliance with such covenants. On January 26, 1999, $7.5 million of the Line of Credit will no longer be available. This portion of Line of Credit was a six-month extension that started on July 26, 1998.

     Debt service paid on Peregrine's first mortgage notes totaled $2,082,000 during the nine months ended September 30, 1998. Total debt service requirements on first mortgage notes in 1998 are approximately $2,948,000. Interest paid on the Senior Lender Group Notes during the nine months ended September 30, 1998 totaled $1,705,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 1998 currently estimated at $1,728,000, based on actual interest during the nine months ended September 30, 1998, and interest for the last quarter of 1998 based upon the current principal balance outstanding of $26,074,000.

The face value of Preferred Stock dividends in-kind issued during the nine months ended September 30, 1998 totaled $2,419,000. Dividends on the Preferred Stock are payable in-kind through September 30, 1998, and will be required to be paid in cash thereafter. On November 2, 1998, Peregrine entered into an agreement with holders of all the issued and outstanding preferred shares to exchange the preferred shares for common shares of beneficial interest. The agreement accelerates the mandatory conversion that was anticipated to occur in April 1999 pursuant to the terms of the preferred shares. Pursuant to the exchange agreement, the preferred holders have agreed to exchange all of the issued and outstanding preferred shares for the number of the common shares that they would have received pursuant to anticipated mandatory conversion in April 1999. It is anticipated that all of the issued and outstanding preferred shares will be exchanged for an aggregate of 17,671,317 of common shares in November 1998. The exchange is subject to the prior satisfaction of numerous conditions, including receipt of various third-party consents.

     At September 30, 1998, Peregrine's short and long term cash commitments include approximately $3,450,000 to refurbish the Sacramento and Walnut Creek hotel properties in accordance with Holiday Inn franchise standards; debt service payments on it first mortgages of approximately $2,646,000 per year; interest on its Senior Lender Group Notes currently estimated at $2,321,000 per year; repayment of its Line of Credit obligations on September 30, 2000; and repayment of principal on the Senior Lender Group Notes in October 2000. It is anticipated that the Preferred Stock cash dividend requirement will be eliminated through the conversion to Common Shares of Beneficial Interest as discussed above.

     Based on cash flows from operations and its revolving Line of Credit, Peregrine anticipates that it will be able to fund its day-to-day business operations, meet its debt service obligations on its first mortgage notes and Senior Lender Group Notes, and fund its capital expenditures. However, should Holiday Inn terminate any license agreement, or should Peregrine be unable to negotiate an extension of the January 26, 1998 maturity date for $7.5 million of principal under it's Line of Credit, Peregrine will be required to seek other forms of financing to fund it operations. There can be no assurance such sources will be available.

     Peregrine experienced a net decrease in unrestricted cash of $827,000 for the nine months ended September 30, 1998 as compared to a net increase in unrestricted cash of $711,000 for the nine months ended September 30, 1997, a difference of $1,538,000. For the nine months ended September 30, 1998 cash provided by operating activities was $1,089,000, up $405,000 from cash (used in) operating activities of $684,000 during the comparable period in 1997, which is primarily attributable to changes in gains on foreclosure, extraordinary items, and current assets and liabilities. Cash (used in) investing activities during the nine months ended September 30, 1998 was $11,597,000, down from cash provided by investing activities of $19,305,000 during the nine months ended September 30, 1997, a decrease of $30,902,000. The decrease is primarily attributable to proceeds received from the sale of CalREIT in 1997. Cash provided by financing activities was $9,681,000 during the nine months ended September 30, 1998, as compared to cash used in financing activities of $19,278,000 during the nine months ended September 30, 1997, a decrease of $28,959,000, which is primarily attributable to the line of credit.

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

YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Peregrine's computer programs or other date sensitive equipment may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. Peregrine believes that it has identified all significant computer applications and other date sensitive equipment and has made any required modification to ensure Year 2000 compliance. The total cost of the modifications is not material to the overall financial statements of Peregrine.

PART II.  OTHER INFORMATION

Item 5: On November 2, 1998, Peregrine entered into an agreement with the holders of the preferred shares pursuant to which such holders have agreed to exchange all of the issued and outstanding preferred shares for the number of common shares that they would have received upon the mandatory conversion of the preferred shares in April 1999. Exhibit 10.20



Item 6:    Exhibits and Reports on Form 8-K



(a)  Exhibits

     Exhibit
     Number    Description
     --------  -----------

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

10.17 Third Amendment to the Second Amended and Restated Note Agreement dated May 1, 1998, By and Among The Peregrine Real Estate Trust, the Noteholders Named Therein, and The Prudential Insurance Company of America as Agent for the Noteholders. (10)

10.18 Fourth Amendment to the Second Amended and Restated Note Agreement dated June 30, 1998, By and Among The Peregrine Real Estate Trust, the Noteholders Named Therein, and The Prudential Insurance Company of America as Agent for the Noteholders. (10)

10.19 Amendment Number One To Loan And Security Agreement dated June 30, 1998 by and between Fleet Capital Corporation and Peregrine Real Estate Trust. (11)

10.20     Exchange of Preferred Stock for Common Stock dated November 2,1998.

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

(10) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended March 31, 1998.

(11) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended June 30, 1998.

     (b)  Reports on Form 8-K

          Form 8-K, reported Item 2, The Acquisition of the Concord hotel, and
          Item 5 Amendment to the bridge agreement with Fleet Capital Trust.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE PEREGRINE REAL ESTATE TRUST




November 16, 1998                              /s/ Larry Knorr
-----------------                              ---------------------------
     Date                                      Larry Knorr
                                               Vice President and
                                               Chief Accounting Officer