Form 10-K
period 1998-12-31
PEREGRINE REAL ESTATE TRUST
filed 1999-03-31
CIK 314485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-9097
                            ------------------------

                        THE PEREGRINE REAL ESTATE TRUST
             (Exact Name of Registrant as Specified in its Charter)

                 CALIFORNIA                            94-2255677
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

   1300 ETHAN WAY, SUITE 200, SACRAMENTO,                 95825
                 CALIFORNIA
  (Address of Principal Executive Office)              (Zip Code)

       Registrant's telephone number, including area code: (916) 929-8244

            Securities Registered pursuant to Section 12(b) of the Act:
                            ------------------------

                                             NAME OF EACH EXCHANGE ON WHICH
            TITLE OF EACH CLASS                        REGISTERED
  ----------------------------------------  ---------------------------------
    Common Shares of Beneficial Interest

Securities Registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

    There is no active trading market for Peregrine's Common Shares of Beneficial Interest.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    As of March 15, 1999, there were 22,552,440 outstanding Common Shares of Beneficial Interest. As of March 15, 1999, there were 2,319,915 outstanding Common Shares of Beneficial Interest held by non-affiliates of the registrant. Since there is no active trading market for the registrant's Common Shares of Beneficial Interest, no aggregate market value may be given with respect to such shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        THE PEREGRINE REAL ESTATE TRUST

PART I                                                                                                       PAGE
-----------                                                                                                ---------

Item 1.      Business....................................................................................        1-7
Item 2.      Properties..................................................................................        8-9
Item 3.      Legal Proceedings...........................................................................         10
Item 4.      Submission of Matters to a Vote of Security Holders.........................................         10

PART II

Item 5.      Market for Registrant's Common Shares of Beneficial Interest Equity and Related Security
               Holder Matters............................................................................      11-12
Item 6.      Selected Financial Data.....................................................................      13-14
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......      15-24
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk...................................         25
Item 8.      Financial Statements and Supplementary Data.................................................      26-60
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........         61

PART III

Item 10.     Trustees and Executive Officers of the Registrant...........................................      62-66
Item 11.     Executive Compensation......................................................................      67-68
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................      69-70
Item 13.     Certain Relationships and Related Transactions..............................................         71

PART IV

Item 14.     Exhibits, Financial Statement Schedules.....................................................      72-83

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Peregrine Real Estate Trust (d.b.a. WinShip Properties, (f.k.a. Commonwealth Equity Trust) ("Peregrine" or the "Trust") is a California real estate trust headquartered in Sacramento, California. As of December 31, 1998, Peregrine's investments included sixteen commercial properties located primarily in the Sacramento area, four hotel properties located in Northern California, a partnership interest in a general partnership, and one mortgage note secured by real property.

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

SUMMARY OF CHAPTER 11 BANKRUPTCY PROCEEDINGS

    On August 2, 1993, Peregrine filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of Peregrine's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group. California Real Estate Investment Trust ("CalREIT"), Peregrine's former 76% owned subsidiary, did not file for protection under Chapter 11. Peregrine's Third Amended Plan of Reorganization as modified (the "Plan of Reorganization" or the "Plan") was confirmed in all respects on August 8, 1994, and Peregrine emerged from bankruptcy on October 7, 1994 (the "Effective Date" of the Plan). Peregrine is under the jurisdiction of the United States Bankruptcy Court until entry of a final decree which is expected to occur in the second quarter of 1999

    The Plan provided for INTER ALIA: (a) the restructuring of virtually all of Peregrine's secured and unsecured debt; (b) the reduction in the number of Common Shares of Beneficial Interest held by current shareholders from approximately 25,100,000 shares to 2,334,000 shares (effectively, a reverse stock split); and (c) the issuance of 2,550,000 new Common Shares of Beneficial Interest, as well as a new class of Redeemable Convertible Preferred Stock, to a senior lender group comprised of the Prudential Insurance Company of America, Pacific Mutual Life Insurance Company, ORIX USA Corporation, and Trust Company of the West (collectively, the "Senior Lender Group"). The total authorized number of Common Shares of Beneficial Interest is 50,000,000. As of the Effective Date, the Senior Lender Group owned a majority of the Common Shares of Beneficial Interest (approximately 52%) and all of the new Redeemable Convertible Preferred Stock, with dividends payable-in-kind until October 1998 and a provision for mandatory conversion to Common Shares of Beneficial Interest in April 1999 ("Preferred Stock" or "Preferred Shares"). The Senior Lender Group also received restructured secured notes in the aggregate original principal amount of $40,000,000, which bear interest at 8.50% per annum, with interest payable in-kind through September 30, 1996 (the "Senior Notes"). As a result of conveyances by certain members of the Senior Lender Group of their interests in the Senior Notes and the Preferred Shares, the Senior Lender Group is now comprised of the following: The Prudential Insurance Company of America and Gateway Recovery Trust (collectively, "Prudential"); TCW Special Credits Fund IV, TCW Special Credit Plus Fund, TCW Special Credits Trust IV, TCW Special Credits Trust IVA and TCW Special Credits, as investment manager of the Weyerhaeuser Company Master Retirement Trust Separate Account (collectively, "TCW"); OCM Real Estate Opportunities Fund A, L.P., OCM Real Estate Opportunities Fund B,

L.P., and Oaktree Capital Management, LLC as investment manager of Weyerhaeuser Company Master Retirement Trust and Real Estate Opportunities Separate Account (collectively, "Oaktree").

BUSINESS IN 1998

    During 1998, Peregrine owned and operated a portfolio of investments that included real property, a partnership interest and a mortgage note. During 1998, efforts continued to be placed on improving property operations while simultaneously exploring alternative operating strategies for the future designed to maximize shareholder value. The immediate priority continued to be to meet Peregrine's debt obligations, including its obligation to make cash interest payments on the Senior Notes. To achieve this objective, emphasis remained on maximizing the income stream from the commercial and hotel properties, reducing operating expenses, and the select disposition of real estate assets with negative cash flow and/or which require significant capital expenditures beyond the resources available to Peregrine.

    In 1998, Peregrine sold two industrial buildings, known as Commerce Street and Consumer Circle. Peregrine also purchased a hotel located in Concord, California in July 1998.

    At the end of 1998, Peregrine's real estate portfolio was comprised of sixteen commercial properties located primarily in the Sacramento area, and four hotels located in Northern California. The commercial property portfolio included four light industrial properties, two mini-storage facilities, six suburban office buildings, and four retail shopping centers encompassing approximately 1,001,877 net rentable square feet in total.

    In 1998, management continued its efforts to improve the physical and operating condition of its commercial properties by completing repairs and deferred maintenance, controlling property expenses, and improving both occupancy levels and collection of rent. The Sacramento metropolitan area, where the majority of Peregrine's commercial properties are located, experienced some improvement in market conditions in 1998.

    The single tenant office facility located at 3900 Lennane Drive in Sacramento, California (the "Lennane Property"), which has been vacant since early 1995, was renovated during 1997 and became fully leased in August 1998. On March 12, 1999, Peregrine sold the Lennane Property to the Parsons Family Partnership for a gross sales price of $4,800,000. On March 12, 1999, Peregrine also sold the property and the building thereon used as a mini storage facility located at 1435 Sebastopol, Santa Rosa, California to James Ledwith, an individual, for a gross sales price of $3,625,000. The gross sales price for each separate sale of property described above was paid to the Trust in cash and each such price was determined pursuant to arms-length negotiations between the Trust and each purchaser. Proceeds from the sale of the properties were used to pay down borrowings outstanding on Line of Credit, as more fully described below.

    The overall weighted average occupancy for Peregrine's commercial property portfolio at the end of 1998 was approximately 80% as compared to approximately 81% at the end of 1997, an overall decrease of approximately 1%. The decrease in occupancy was primarily attributable to the selling of two light industrial buildings and the vacancy of Mallory Industrial Center, offset by an increased occupancy at the Office Buildings and Shopping Centers.

    As a result of the strategic importance and growth prospects of Peregrine's hotel properties, emphasis remained on completing the required refurbishment necessary to comply with Holiday Inn standards, increasing occupancy, and reducing operating expenses. During July 1998, Peregrine purchased a 191 guestroom hotel located in Concord, California. Peregrine financed the purchase with a $9,000,000 borrowing under the Old Line of Credit, as described below. The newly purchased hotel is currently operating without a franchise brand name. However, an agreement with Holiday Inns Franchising, Inc. ("Holiday Inn") was negotiated, which states that upon completion of certain refurbishments, Holiday Inn will grant the hotel a Holiday Inn franchise agreement. However, there can be no assurance that a Holiday

Inn franchise agreement will be consummated. Peregrine's three full service Holiday Inns and one independent hotel have an aggregate of 748 guestrooms.

    The refurbishment at the Sacramento hotel are in the final stages of being completed in accordance with a new Holiday Inn Hotel License Renewal Agreement ("License Agreement") for Sacramento, which is dated January 23, 1998 and expires on December 12, 2010. Pursuant to the License Agreement, Peregrine must have completed the refurbishment by September 23, 1998. Peregrine was unable to complete the refurbishment by the September deadline. In September 1998, Peregrine, in agreement with Holiday Inn, voluntarily removed the Sacramento hotel from the Holiday Inn system. During September 1998, Peregrine's management decided to temporarily close the Sacramento hotel as of October 1, 1998, in order to complete the refurbishment. The Sacramento hotel guestrooms re-opened January 8, 1999. On January 13, 1999, the Sacramento hotel was reviewed by Holiday Inn and was returned to the Holiday Inn system. The restaurant, lounge, and remaining commercial space of the hotel are expected to open during the second quarter of 1999.

    Additionally, in accordance with the Holiday Inn Hotel License Renewal Agreement for Walnut Creek, which is dated December 18, 1997 and expires December 18, 2007, Peregrine was required to complete refurbishments at the Walnut Creek hotel prior to December 18, 1998. On January 28, 1999, Peregrine was granted an extension until March 19, 1999 to complete the required refurbishment. Peregrine has completed the refurbishment and has received a letter from Holiday Inn confirming that the default is cured.

    The overall weighted average occupancy for the two Holiday Inns and the two independent hotels was approximately 54% during 1998 as compared to approximately 69% during 1997. The decrease is primarily due to the temporary closure of the Sacramento hotel during the fourth quarter of 1998.

    At December 31, 1998, the book value of Peregrine's real estate portfolio was $77,873,000. On that date, the portfolio was encumbered by $23,952,000 of first mortgage indebtedness, in addition to the. Senior Notes and borrowings under the Old Line of Credit.

    At December 31, 1998, Peregrine had one mortgage receivable note with a book value of $327,000, remaining in its portfolio. The note originated from a property disposition prior to 1998 and represents a first mortgage collateralized by real property located in California.

    During 1998, Peregrine's outstanding balance on its long-term notes payable, which are collateralized by first deeds of trust on certain commercial properties, were reduced by approximately $339,000 of principal payments.

    In 1998, Peregrine's Senior Notes were reduced by $856,000 due to principal paydowns, as required by the Second Amended and Restated Note Agreement, as amended (the "Note Agreement"), funded by the net proceeds from two dispositions Consumer and Commerce Industrial properties.

    On December 4, 1997, Peregrine entered into a loan and security agreement with Fleet Capital Corporation ("Fleet") to provide Peregrine with a revolving line of credit (the "Old Line of Credit") permitting maximum borrowings of $20,000,000. The Old Line of Credit, collateralized by a first lien on certain Peregrine properties, was a revolving credit facility and that bore interest at prime plus 25 basis points or LIBOR plus 225 basis points. In July 1998, in connection with the purchase of the Concord hotel, Peregrine negotiated with Fleet, to provide an additional $7,500,000 of borrowing capacity to Peregrine. In November 1998, Peregrine received a notification of default on the Old Line of Credit from Fleet, as Peregrine did not meet the debt service ratio covenant. However, in January 1999, the Old Line of Credit was amended to extend repayment of the $7,500,000 until March 26, 1999 and to waive default under the debt service ratio covenant relating to the additional borrowings.

    On March 10, 1999, Peregrine replaced its Old Line of Credit with a new line of credit pursuant to a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to

$44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the new Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in specified periods. Under the terms of the Fifth Amendment and the new Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest at 8.6% for the first year, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points.

    The Trust applied approximately $27,500,000 of borrowings incurred under the new Line of Credit to repay all amounts outstanding under the Old Line of Credit. An additional $10,000,000 of borrowings incurred under the new Line of Credit was used to repay a portion of the amounts outstanding on the Senior Notes to the Senior Lender Group, which are held by entities that are also significant shareholders of the Trust. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course of business in connection with Peregrine's acquisition of income-producing commercial properties for its own account, or
iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes. The Line of Credit prohibits the Trust from incurring debt other than specified mortgage indebtedness and permitted refinancing, indebtedness and restricts the ability of the Trust to incur liens, distribute assets, and make payments on Senior debt, and contains certain requirements as to compliance with laws by the Trust, inspection of properties by the lender, leasing of space, environmental matters, insurance, notices and information required to be given to Fremont under Line of Credit, asbestos operations and maintenance, lead-based paint and hotel renovations.

    In 1998, interest on the Trust's long-term first mortgage notes totaled $2,327,000. Interest, fees and reimbursable expenses related to the Old Line of Credit totaled $1,347,000 ($1,179,000 of interest, $50,000 in fees, and $118,000 in reimbursable expenses) in 1998, all of which was accrued to the outstanding balance. Interest on the Senior Lender Group Notes totaled $2,294,000 in 1998. At December 31, 1998, total long-term first mortgage notes of the Trust were $23,952,000, the outstanding balance on the Old Line of Credit was $24,478,000, and total debt obligations to the Senior Lender Group Notes were $26,074,000. Accrued and unpaid interest at December 31, 1998 totaled $190,850 on the Senior Lender Group Notes.

    In accordance with the Plan, dividends on the Senior Lender Group's Redeemable Convertible Preferred Stock were paid in-kind through September 30, 1998. During 1998, dividends of $4,234,000 were paid in-kind through the issuance of an additional 2,117,000 Preferred Shares. On November 2, 1998, Peregrine entered into an exchange agreement (the "Exchange Agreement") with the holders of the Preferred Shares wherein such holders agreed to exchange all of their Preferred Shares for Common Shares (the "Exchange"). The Exchange Agreement effectively accelerated the mandatory conversion of the Preferred Shares for Common Shares which was to occur in April 1999. The Exchange was consummated on November 18, 1998. As a result of the Exchange, all of the issued and outstanding Preferred Shares were converted into Common Shares and each holder of Preferred Shares received 1.0541145 Common Shares for each outstanding Preferred Share. The Senior Lender Group received an aggregate of 17,671,317 Common Shares in exchange for their Preferred Shares, increasing their aggregate percentage ownership of Peregrine's Common Shares to approximately 89.7%.

COMPETITION

    The real estate industry is highly competitive. Peregrine operates in the hotel and commercial properties industries. Peregrine competes with regional and local real investments companies for market share of commercial properties. Peregrine has aligned itself with a nationally recognized hotel chain, which allows the hotels to compete with other national recognized hotel chains in their market areas. For further detail of Peregrine's real estate segmentation see Note # 4 to the financial statement.

SEASONAL BUSINESS

    Peregrine business does not follow a seasonal pattern. The commercial properties' rental agreements provide revenue throughout the year. Peregrine's hotels are not significantly affected by seasonal changes due to the hotels revenue is mainly derived by the corporate business traveler and are not dependent on the seasonal traveler.

    SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" FOR a more detailed discussion of the Trust's financial performance, results of operations and alternative going-forward operating strategies.

EMPLOYEES

    At December 31, 1998, Peregrine's had a work force of approximately 421 employees. Peregrine considers its employee relations to be good.

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

ITEM 2:  PROPERTIES

    The following table sets forth certain information relating to properties owned by Peregrine at December 31, 1998. All of the properties are suitable for the purpose for which they are designed and are being used.

                                                                                                                TOTAL
                                                                       DATE OF       OWNERSHIP     SQUARE      ADJUSTED
DIRECT EQUITY INVESTMENTS                                            ACQUISITION    PERCENTAGE      FEET       COST (1)
------------------------------------------------------------------  -------------  -------------  ---------  ------------
RETAIL SHOPPING CENTERS:
  Regency Plaza Shopping Center, Sacramento, California...........        05/85           100%      141,965  $ 11,107,000
  University Village Shopping Center, Sacramento, California......        12/86           100%       82,882     7,984,000
  TGI Friday's, Citrus Heights, California........................        01/87           100%        8,500     1,536,000
  Sunrise Hills, Citrus Heights, California.......................        01/89           100%       78,953     5,199,000
                                                                                                             ------------
Total Retail Shopping Centers.....................................                                             25,826,000
                                                                                                             ------------
OFFICE BUILDINGS:
  One Sunrise Park, Rancho Cordova, California....................        08/83           100%       43,747     1,852,000
  16th and K Streets, Sacramento, California......................        08/87           100%       39,753     3,343,000
  Town Center Office Park, Signal Hill, California................        12/87           100%       93,693     4,750,000
  Hurley Ethan Office Park I, Sacramento, California..............        04/88           100%       36,645     2,312,000
  Hurley Ethan Office Park II, Sacramento, California.............        06/88           100%       38,683     2,831,000
  3900 Lennane Drive, Sacramento, California......................        05/88           100%       45,000     2,605,000
                                                                                                             ------------
Total Office Buildings............................................                                             17,693,000
                                                                                                             ------------
INDUSTRIAL BUILDINGS:
  11135 Trade Center Drive, Rancho Cordova, California............        05/88           100%      144,332     3,062,000
  11167 Trade Center Drive, Rancho Cordova, California............        05/88           100%       57,650     1,006,000
  Parkway Center, El Dorado Hills, California.....................        01/88           100%       45,332     1,527,000
  Mallory Service Center, Walnut Creek, California................        10/88           100%       21,752     1,017,000
                                                                                                             ------------
Total Industrial Buildings........................................                                              6,612,000
                                                                                                             ------------
MINI-STORAGE FACILITIES:
  Burbank Mini-Storage, Santa Rosa, California....................        04/85           100%       72,200     1,510,000
  Downtown Mini-Storage, Sacramento, California (3)...............        03/88           100%       44,825     1,338,000
                                                                                                             ------------
Total Mini-Storage Facilities.....................................                                              2,848,000
                                                                                                             ------------
HOTELS:
  Chico Holiday Inn, Chico, California............................        09/86           100%       87,000     4,032,000
  Sacramento Northest, Sacramento, California.....................        09/86           100%      139,800    14,555,000
  Walnut Creek Holiday Inn, Walnut Creek, California..............        03/85           100%       78,470     4,632,000
  Concord Inn, Concord California.................................        07/98           100%      110,000     9,292,000
                                                                                                             ------------
Total Hotels......................................................                                             32,511,000
                                                                                                             ------------
                                                                                                             $ 85,490,000
                                                                                                             ------------
                                                                                                             ------------


DIRECT EQUITY INVESTMENTS                                            ENCUMBRANCES (2)
------------------------------------------------------------------  ------------------
RETAIL SHOPPING CENTERS:
  Regency Plaza Shopping Center, Sacramento, California...........    $    8,651,000
  University Village Shopping Center, Sacramento, California......         7,557,000
  TGI Friday's, Citrus Heights, California........................                --
  Sunrise Hills, Citrus Heights, California.......................         4,229,000
                                                                    ------------------
Total Retail Shopping Centers.....................................        20,437,000
                                                                    ------------------
OFFICE BUILDINGS:
  One Sunrise Park, Rancho Cordova, California....................                --
  16th and K Streets, Sacramento, California......................                --
  Town Center Office Park, Signal Hill, California................                --
  Hurley Ethan Office Park I, Sacramento, California..............         1,171,000
  Hurley Ethan Office Park II, Sacramento, California.............         2,344,000
  3900 Lennane Drive, Sacramento, California......................                --
                                                                    ------------------
Total Office Buildings............................................         3,515,000
                                                                    ------------------
INDUSTRIAL BUILDINGS:
  11135 Trade Center Drive, Rancho Cordova, California............                --
  11167 Trade Center Drive, Rancho Cordova, California............                --
  Parkway Center, El Dorado Hills, California.....................                --
  Mallory Service Center, Walnut Creek, California................                --
                                                                    ------------------
Total Industrial Buildings........................................                --
                                                                    ------------------
MINI-STORAGE FACILITIES:
  Burbank Mini-Storage, Santa Rosa, California....................                --
  Downtown Mini-Storage, Sacramento, California (3)...............                --
                                                                    ------------------
Total Mini-Storage Facilities.....................................                --
                                                                    ------------------
HOTELS:
  Chico Holiday Inn, Chico, California............................                --
  Sacramento Northest, Sacramento, California.....................                --
  Walnut Creek Holiday Inn, Walnut Creek, California..............                --
  Concord Inn, Concord California.................................                --
                                                                    ------------------
Total Hotels......................................................                --
                                                                    ------------------
                                                                      $   23,952,000
                                                                    ------------------
                                                                    ------------------

------------------------

(1) Total cost, including reorganization values of Peregrine properties, before accumulated depreciation, adjusted for impairment losses in accordance with Statement of Financial Accounting Standards No. 121.

(2) All of the above properties are pledged as collateral, subject to existing liens, for the restructured debt.

(3) Land on which asset is constructed is subject to a ground lease.

ITEM 3.  LEGAL PROCEEDINGS

    On August 2, 1993, Peregrine filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of Peregrine's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group. California Real Estate Investment Trust ("CalREIT"), Peregrine's former 76% owned subsidiary, did not file for protection under

Chapter 11. Peregrine's Third Amended Plan of Reorganization as modified (the "Plan of Reorganization" or the "Plan") was confirmed in all respects on August 8, 1994, and Peregrine emerged from bankruptcy on October 7, 1994 (the "Effective Date" of the Plan). Peregrine is under the jurisdiction of the United States Bankruptcy Court until entry of a final decree which is expected to occur in the second quarter of 1999

    At December 31, 1998, Peregrine was a party to routine litigation incidents to its business. The lawsuits to which Peregrine is party are covered by insurance and are being defended by Peregrine's insurance carriers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A proxy statement was mailed to shareholders in December 1998 relating to Peregrine's 1998 annual meeting that was held on January 5, 1999. No matters were submitted to a vote of Peregrine's shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST EQUITY AND RELATED SECURITY HOLDER MATTERS

MARKET

    Peregrine's Common Shares of Beneficial Interest have traded on the Over-the-Counter Bulletin Board market system under the symbol PGRNS since its emergence from bankruptcy in October 1994, and its issuance of new Peregrine Common Shares of Beneficial Interest was completed. Peregrine's Common Shares of Beneficial Interest were not actively traded during 1998 or 1997. The following table sets forth the high and low closing quotations for the shares during the four quarters of 1998 and 1997, as reported by Nasdaq. The Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

1997                                                                             HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
First Quarter................................................................  $    0.12  $    0.06
Second Quarter...............................................................       0.15       0.06
Third Quarter................................................................       0.38       0.13
Fourth Quarter...............................................................       1.00       0.19

1998                                                                             HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
First Quarter................................................................  $    0.63  $    0.19
Second Quarter...............................................................       0.56       0.38
Third Quarter................................................................       0.38       0.38
Fourth Quarter...............................................................       0.56       0.13

HOLDERS

    As of December 31, 1998, there were 13,553 shareholders-of-record of Peregrine's Common Shares of Beneficial Interest. In addition, there were approximately 2,500 shareholders whose shares were held by depositories in street and nominee names.

CASH DIVIDENDS

    Peregrine paid no cash dividends on its Common Shares of Beneficial Interest in 1998 or 1997, and is substantially restricted under the terms of the Senior Notes and Line of Credit from making any cash distributions to shareholders in the foreseeable future. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

RECENT SALES OF UNREGISTERED SECURITIES

    On November 2, 1998, Peregrine entered into an exchange agreement (the "Exchange Agreement") with the holders of the Preferred Shares wherein such holders agreed to exchange all of their Preferred Shares for new and unregistered Common Shares to be issued by Peregrine (the "Exchange"). The Exchange Agreement effectively accelerated the mandatory conversion of the Preferred Shares for Common Shares which was to occur in April 1999. The Exchange was consummated on November 18, 1998 and, as a result, all of the issued and outstanding Preferred Shares have been converted to new and unregistered Common Shares. Upon consummation of the Exchange, each holder of Preferred Shares received 1.0541145 Common Shares for each outstanding Preferred Share resulting in the following: 1) TCW exchanged 7,165,496 Preferred Shares in receipt of 7,553,253 Common Shares, and together with Common Shares owned prior to the exchange, may be deemed to be a beneficial owner of 38.3% of the Common Shares; 2) Oaktree exchanged 5,134,156 Preferred Shares in receipt of 5,411,988 Common Shares, and together with Common Shares owned prior to the exchange, may be deemed to be a beneficial owner of 27.5% of the Common Shares and Prudential exchanged 4,464,483 Preferred Shares in receipt of 4,706,076 Common Shares, and together with Common Shares owned prior to the exchange, may be deemed to be a beneficial owner of 23.9% of the Common Shares.

    The Exchange of the Preferred Shares for the Common Shares as set forth in the Exchange Agreement is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 relating thereto. The Exchange of the Preferred Shares for the Common Shares qualifies for this exemption because the Common Shares were issued to a limited number of accredited investors and were not subject to general solicitation.

ITEM 6.  SELECTED FINANCIAL DATA

    The following represents selected financial data for The Peregrine Real Estate Trust for the years ended December 31, 1998, 1997, 1996, and 1995, the period October 7, 1994 through December 31, 1994 (the "Transition Period"), and the year ended September 30, 1994. The data should be read in conjunction with other financial statements and related notes included elsewhere herein. Numbers below are shown in thousands except for per share data.

                                     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     OCTOBER 7 -    YEAR ENDED
                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                        1998           1997           1996           1995           1997           1994
                                    -------------  -------------  -------------  -------------  -------------  -------------
OPERATING RESULTS
Revenue (1).......................    $  22,151      $  24,828      $  27,162      $  26,893      $   6,806      $  32,858
Loss before extraordinary item....    $  (4,671)     $  (2,008)     $  (7,892)     $ (15,331)     $  (1,338)     $ (23,000)
Extraordinary item................    $     255      $     440      $     187      $     598      $      --      $      --
Net Loss (2)......................    $  (4,416)     $  (1,568)     $  (7,705)     $ (14,733)     $  (1,338)     $ (23,000)
Net Loss attributable to Common
  Shares of Beneficial interest
  (2), (3), (5)...................    $  (8,950)     $  (4,818)     $ (10,576)     $ (17,264)     $  (1,894)     $ (23,000)
Loss per Common Shares of
  Beneficial interest before
  extraordinary item, basic and
  diluted (5).....................    $   (1.18)     $   (1.08)     $   (2.21)     $   (3.66)     $   (0.39)     $   (0.92)
Extraordinary item per Common
  Shares of Beneficial Interest
  basic and diluted...............    $    0.03      $    0.09      $    0.04      $    0.12      $      --      $      --
Net Loss per share attributable to
  Common Shares of Beneficial
  Interest, basic and diluted (2),
  (3), (5)........................    $   (1.15)     $   (0.99)     $   (2.17)     $   (3.54)     $   (0.39)     $   (0.92)

FINANCIAL POSITION:
Total Assets......................    $  81,045      $  69,883      $ 104,726      $ 121,793      $ 142,121      $ 140,186
Long-term Obligations (4).........    $  74,504      $  88,757      $ 111,578      $ 115,064      $ 114,478      $ 122,963

------------------------------

(1) Includes net gains (losses) from foreclosure or sale of investments of $374, $1,358, $1,580, ($184), $12, and $688, for the years ended December 31,
    1998, 1997, 1996, and 1995, the Transition Period, and the year ended September 30, 1994, respectively.

(2) Includes valuation losses of ($0), ($459), ($4,278), ($9,526), ($119), and
    ($3,413), for the years ended December 31, 1998, 1997, 1996, and 1995, the
    Transition Period, and the year ended September 30, 1994, respectively.

(3) Includes net loss plus the effects of Preferred Stock dividends, discounts on Preferred Stock dividends, and the accretion of discounts on Preferred Stock dividends.

(4) Includes long-term notes payable collateralized by deeds of trust on rental properties, Senior Notes, and the outstanding balance on the Line of Credit. Includes the outstanding Redeemable Convertible Preferred Stock for years ending December 31, 1997, 1996, and 1995, the Transition Period, and the year ended September 30, 1994, respectively.

(5) In 1998 weighted average number of commons shares of beneficial interest reflects the conversion of all preferred stock into common stock as of November 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following section includes a discussion and analysis of the results of operations for the years ended December 31, 1998, 1997, and 1996 and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Form 10-K.

    In addition to historical information, the Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to Peregrine's ability to fund its operations or otherwise satisfy capital requirements, both in the short and long term; to undertake property repairs, maintenance, improvements, refurbishment, or other capital expenditures; and to negotiate satisfactory terms with creditors, licensors, franchisors, or others. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause results and future events to differ materially from those set forth or contemplated in the forward-looking statements: increased interest rates and operating costs, deteriorating market conditions affecting occupancy or lease rates, loss of licenses or franchises, difficulties in finding buyers for property dispositions, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate laws, real property taxes, and governmental regulation, as well as general economic trends and the factors discussed elsewhere in the Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. Peregrine assumes no obligation to update forward-looking statements. Readers should refer to Peregrine's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act.

OVERVIEW

    During the twelve months ended December 31, 1998, Peregrine owned and operated a portfolio of investments that included real property, a partnership interest and one mortgage note. In 1998, Peregrine continued to concentrate its efforts on improving property operations, while simultaneously exploring alternative operating strategies for the future. The immediate priority continued to be to meet Peregrine's debt obligations. To achieve this objective, emphasis remained on maximizing the income stream from the commercial and hotel properties and the select disposition of real estate assets with negative cash flow and/or which require significant capital expenditures beyond the resources available to Peregrine.

    Management also continued to explore alternative longer term strategies to maximize shareholder value, including analysis of current and expected property valuations, regional and industry market trends and potential long-term growth opportunities in single and multi-tenant buildings, retail centers and hotel properties. The assessment of long-term strategies includes consideration of financing or restructuring alternatives relating to Peregrine's first mortgage debt and its long-term unsecured debt to the Senior Notes. Under the terms of the new Line of Credit and Senior Notes 80% of the net proceeds from certain sales of property, certain grants of options to purchase property, certain refinancing indebtedness, certain new financing or refinancing secured by a lien on the property must be paid to the Senior Lender Group, thus restricting Peregrine from reinvesting in higher yielding investments or making capital improvements to existing assets.

    During 1998, Peregrine sold two light industrial properties, Commerce Circle and Consumer Road. In accordance with the terms of the Senior Notes, 80% of the net proceeds was paid to the Senior Lender Group, reducing the balance outstanding by $856,000. In July 1998, Peregrine purchased a 191 room hotel property, located in Concord, California. Peregrine financed the purchase price with $9,000,000 in borrowing under its Old Line of Credit pursuant to an increase in the Old Line of Credit that was made to accommodate the purchase of the hotel.

    Peregrine's future debt service obligations are approximately $2,646,000 per year on its first mortgage debt, and approximately $1,385,000 on the Senior Notes, based on the balances at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Trust's unrestricted cash totaled $165,000 on December 31, 1998, down from $1,247,000 at December 1997. In 1998, the Trust's principal source of funds was from operating income, proceeds from the sale of certain investments, and proceeds from principal and interest payments on a mortgage note receivable.

    Debt service paid on the Trust's first mortgage notes totaled $2,646,000 in 1998 and $4,948,000 in 1997. Peregrine's debt service requirements on such notes in 1999 are approximately $2,646,000. Interest on the Senior Notes was approximately $2,294,000 in 1998. In 1997 and 1996, interest on the Senior Notes was $2,442,000 and $3,814,000, respectively, of which approximately $2,844,000, was satisfied through the issuance of interest deferral notes during 1996 and interest on its Senior Notes is currently estimated at $1,385,000 for 1999 Principal pay-downs on the Senior Notes totaled $856,000, $17,537,000, and $1,818,000, in 1998, 1997, and 1996, respectively.

    At December 31, 1998, Peregrine's short and long term cash commitments include approximately $3,000,000, $800,000 and $500,000 to complete the refurbishment at the Sacramento, Walnut Creek and Chico hotel properties, respectively. Peregrine also expects to complete refurbishment required of approximately $2,500,000 at the Concord Hotel which is required by Holiday Inn for the franchise license to be granted for the Concord hotel. The refurbishments will be financed by borrowings against the Line of Credit. Peregrine is obligated to make a repayment of $7,500,000 bridge amount on its Line of Credit in March 1999 and repayment of its Line of Credit obligation on September 30, 2000; and repayment of principal on the Senior Notes in October 2000 currently estimated at $16,930,000.

    In November 1998, Peregrine received a notification of default on the Old Line of Credit from Fleet, as Peregrine did not meet the debt service ratio covenant. Under the terms of the Old Line of Credit, Fleet can call the loan due and payable due to noncompliance with covenants. However, in January 1999, the Old Line of Credit was amended to extend repayment of the $7,500,000 until March 26, 1999 and to waive default under the debt service ratio covenant relating to the additional borrowings.

    On March 10, 1999, Peregrine replaced its Old Line of Credit with a new line of credit pursuant to a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the new Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in specified periods. Under the terms of the Fifth Amendment and the new Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest at 8.6% for the first year, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points.

    The Trust applied approximately $27,500,000 of borrowings incurred under the new Line of Credit to repay all amounts outstanding under the Old Line of Credit. An additional $10,000,000 of borrowings incurred under the new Line of Credit was used to repay a portion of the amounts outstanding on the Senior Lender Group Notes to the Senior Lender Group, which are held by entities that are also significant shareholders of the Trust. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit,
ii) costs incurred in the ordinary course of business in connection with Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to

Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes. The Line of Credit prohibits the Trust from incurring debt other than specified mortgage indebtedness and permitted refinancing, indebtedness and restricts the ability of the Trust to incur liens, distribute assets, and make payments on Senior debt, and contains certain requirements as to compliance with laws by the Trust, inspection of properties by the lender, leasing of space, environmental matters, insurance, notices and information required to be given to Fremont under Line of Credit, asbestos operations and maintenance, lead-based paint and hotel renovations.

    Borrowings under the Old Line of Credit were available to fund general corporate or working capital purposes, however, borrowings under the Line of Credit may not be applied for general corporate or working capital purposes. Based on cash flows from operations, Peregrine anticipates that it will be able to fund its day-to-day business operations, meet its debt service obligations on its first mortgage notes and Senior Notes, and fund its capital expenditures through the next twelve months. Also, borrowings under the Line of Credit are available to fund capital improvements to certain properties and improvements securing the Line of Credit and meet costs incurred in the ordinary course in connection with the Peregrine's acquisition of income-producing commercial properties for its own account.

    Peregrine experienced a net decrease in unrestricted cash of $1,082,000 and $4,725,000 during 1998 and 1997. Per the Statement of Cash Flows, cash provided used in operating activities was $171,000 in 1998, compared to cash used in operating activities of $130,000 in 1997. Cash used in investing activities was $14,788,000 in 1998, compared to cash provided by investing activities of $15,733,000 in 1997, the decrease of $30,521,000 is due primarily to the purchase and improvement of the properties, the 1997 amount included the sale proceeds related to the sale of CalReit. Cash provided by financing activities was $13,883,000 in 1998, compared to cash used in financing activities of $20,328,000 in 1997, the increase of $34,211,000, increase is primarily do to borrowings on the Old Line of Credit for the purchase of the Concord hotel and improvements to other three other hotels.

    On November 2, 1998, Peregrine entered into an exchange agreement (the "Exchange Agreement") with the holders of the Preferred Shares wherein such holders agreed to exchange all of their Preferred Shares for Common Shares (the "Exchange"). The Exchange Agreement effectively accelerated the mandatory conversion of the Preferred Shares for Common Shares which was to occur in April 1999. The Exchange was consummated on November 18, 1998. As a result of the Exchange, all of the issued and outstanding Preferred Shares were converted into Common Shares and each holder of Preferred Shares received 1.0541145 Common Shares for each outstanding Preferred Share. The Senior Lender Group received an aggregate of 17,672,000 Common Shares, with an aggregate value of $1,815,000, in exchange for their Preferred Shares, increasing their aggregate percentage ownership of Peregrine's Common Shares to approximately 89.7%.

    RESULTS OF OPERATIONS

    OCCUPANCY. At December 31, 1998, 1997 and 1996, overall weighted average occupancy levels for the Trust's properties are shown below:

                                                                                 OCCUPANCY AT DECEMBER 31,
                                                                           -------------------------------------
PROPERTY TYPE                                                                 1998         1997         1996
-------------------------------------------------------------------------     -----        -----        -----
Retail Shopping Centers..................................................          75%          76%          82%
Office Buildings.........................................................          83%          72%          75%
Industrial Buildings.....................................................          80%          88%          90%
Mini-Storage Facilities..................................................          84%          96%          94%
Hotels...................................................................          54%          69%          67%
CalREIT Properties.......................................................         n/a          n/a           77%

    The overall weighted average occupancy level is calculated by dividing the occupied square footage (or rooms available) by the total square footage (or rooms available) in the portfolio.

    The overall weighted average occupancy level for Peregrine's entire commercial property portfolio (excluding CalREIT) as of December 31, 1998 was 80% compared to 81% and 83% at the end of 1997 and 1996, respectively. The decrease in 1998 from 1997 is primarily due to the temporary closure of the Sacramento hotel during the fourth quarter of 1998, which was partially offset by an increase in occupancy at the office buildings.

    REAL ESTATE DISPOSITIONS. During 1998 Peregrine sold two of its light industrial buildings, known as Commerce Road and Consumer Circle. During 1997, Peregrine sold the Pomona Road industrial building and, pursuant to the Plan of Reorganization, disposed of its final parcel of vacant land in Sacramento, California by allowing it to be foreclosed upon by the City of Sacramento. During 1996, Peregrine sold the Sierra Oaks Shopping Center in Roseville, California, the Timberlake Medical Building in Sacramento, California, the Park Terrace Inn Hotel in Redding, California, and its partnership interest in Placer Ranch Partners. Also during 1996, pursuant to the Plan of Reorganization, Peregrine disposed of three of its four parcels of vacant land located in Sacramento, California, by quit-claim deed to the holders of certain secured bond claims against the parcels. In addition, CalREIT sold the Redfield Commerce Center in Scottsdale, Arizona, and the Bekins Storage Facility in Pasadena, California. In February 1996, because of its limited financial potential and inability to service its debt, CalREIT transferred ownership of the Casa Grande Motor Inn property back to the lender pursuant to a foreclosure proceeding.

    MORTGAGE NOTE DISPOSITIONS. During 1998, Peregrine did not have any dispositions of mortgage notes. In 1997, a mortgage note held by Peregrine, which was in default at December 31, 1996, was paid in full when the subject property was sold. In addition, another mortgage, which was in default at December 31, 1997 and whose book value was $0, was sold by Peregrine to the borrower, resulting in a gain of $110,000. In 1996, one mortgage note held by Peregrine was foreclosed upon, resulting in the acquisition of three industrial buildings in Corona, California. The properties were recorded at their estimated fair market value at the date of foreclosure. Also during 1996, one mortgage note, held by Peregrine, with a face value of $2,240,000, was paid in full prior to its maturity date. During 1996, CalREIT's mortgage notes were packaged for sale and disposition. In total, four of CalREIT's seven mortgage notes were sold in 1996.

    DISPOSITION OF INVESTMENT IN CALREIT. On January 3, 1997, Peregrine sold its 76% stock ownership interest in CalREIT to a third party, CalREIT Investors Limited Partnership. The sale price of Peregrine's investment was $20,222,000, or approximately $2.91 per share of CalREIT previously held by Peregrine, which resulted in a gain of $1,012,000.

    As a result of the sale of CalREIT on January 3, 1997, all assets, liabilities and shareholders' equity (deficit) attributable to CalREIT which were included in the balance sheet at December 31, 1996, were eliminated as follows: the investment in commercial and hotel properties decreased $8,585,000; the investment in notes receivable decreased $1,576,000; the investment in marketable securities available-for-sale decreased $14,115,000; unrestricted cash decreased $4,698,000; rents, accrued interest, and other receivables decreased $707,000; other assets decreased $355,000; long-term notes payable collateralized by first deeds on commercial properties decreased $5,169,000; accounts payable and accrued liabilities decreased $295,000; other liabilities decreased $70,000; minority interest decreased $5,759,000; and the unrealized holding losses on marketable securities decreased $22,000. In addition, at the time of the sale, $32,000 due to Peregrine from CalREIT was recorded as a receivable. Of the $20,222,000 in proceeds received from the sale of CalREIT, $15,631,000 was required to be paid to the Senior Lender Group, in accordance with the Note Agreement, as payment of principal and accrued interest on the Senior Notes, the remaining $4,591,000 was paid to Peregrine and available for operations and capital expenditures.

    REVENUES

    Total revenues were $21,777,000 in 1998, as compared to $23,470,000 in 1997 and $25,582,000 in 1996.

    HOTEL REVENUES. Hotel revenues were $12,639,000 in 1998, down from $13,504,000 in 1997 and down from $12,652,000 in 1996. The decrease from 1997 to
1998 is primarily attributable to the temporary closure of the Sacramento hotel during the fourth quarter of 1998. The increase from 1996 to 1997 is primarily attributable to an overall increased occupancy rate and room rates.

    COMMERCIAL PROPERTY REVENUES. Commercial property revenues decreased from $9,369,000 and $11,367,000 in 1997 and 1996, respectively, to $8,945,000 in
1998. The decrease from 1997 to 1998 is primarily attributable to the absence of revenues from commercial properties sold in 1998 and 1997 offset by increased occupancies at the Office Buildings. The decrease from 1996 to 1997 is due to the absence of revenues from CalREIT's commercial properties due to Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997

    INTEREST REVENUES. Interest revenues were $94,000 in 1998, down from $263,000 in 1997, and down from $1,435,000 in 1996. The decrease in interest revenue from 1997 to 1998 and 1997 to 1996, is primarily due to lower interest revenue earned on cash balances resulting from a lower average cash balance during 1998 and 1997.

    EXPENSES

    Expenses were $26,822,000 in 1998, as compared to $26,377,000 in 1997, and
$31,329,000 in 1996.

    HOTEL OPERATING EXPENSES. Hotel operating expenses increased from $10,499,000 and $10,424,000 in 1997 and 1996 respectively to $11,081,000 in
1998. The increase from 1997 to 1998 is primarily attributable to the purchase of the Concord hotel in July 1998 resulting in higher operating expenses. The increase from 1996 to 1997 was due to an increased occupancy rate.

    COMMERCIAL PROPERTY OPERATING EXPENSES. Commercial property operating expenses were $3,049,000 in 1998, as compared to $3,037,000 and $3,948,000 in
1997 and 1996, respectively. The increase from 1997 to 1998 in commercial property operating expenses is primarily attributed to increased costs related to deferred repairs and maintenance for the properties. The decrease from 1996 to 1997 is primarily attributable to the absence of expenses from commercial properties sold in 1996; the absence of expenses from CalREIT's commercial properties due to Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997; and a decrease in real property taxes resulting from successful property tax appeals.

    COMMERCIAL AND HOTEL PROPERTY MANAGEMENT FEES. Commercial and hotel property management fees decreased from $761,000 in 1996 and $510,000 in 1997, to $8,000 in 1998. These decreases are primarily attributable to the absence of management fees on commercial and hotel properties due to the termination of the outside management contracts in August 1997 and in October 1997, respectively.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $3,368,000 in 1998, up from $3,340,000 in 1997 and up from $2,931,000 in 1996. The increase from 1997 is due primarily to increased capital improvements and the purchase of the Concord hotel during 1998. The increase from 1996 to 1997 is primarily attributable to the reclassification of properties from "held-for-sale" to "held-for-investment"; increases due to capital improvements and lease commissions at the commercial and hotel properties; and the write off of unamortized tenant improvements and lease commissions related to tenants who abandoned their leases in 1997.

    INTEREST EXPENSE. Interest expense increased to $5,987,000 in 1998, up from $5,810,000 in 1997 and down from $8,177,000 in 1996. The increase from 1997 to
1998 is primarily attributable to an increase in interest on the Old Line of Credit due to a higher average balance outstanding during 1998. The decrease from 1996 to 1997 primarily attributable to decreases resulting from the absence of interest on CalREIT first mortgages; a decrease resulting from monthly principal pay-downs and payoffs which resulted from the sale of the underlying assets and the discounted purchase of one note in July 1997; and a decrease in interest on the Senior Notes as a result of principal pay-downs, primarily due to the application of net proceeds from the sale of CalREIT in January 1997, partially offset by an increase in interest on the Old Line of Credit due to a higher average balance outstanding during 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3,329,000 in 1998, an increase from $3,181,000 in 1997 and decrease from $5,088,000 in 1996. The increase in 1998, is primarily attributable to the increase in salaries for additional personnel due to termination of outside management companies offset by lower legal fees, consulting fees, and expenses related to investors. The decrease in 1997 was primarily attributable to a decrease in outside consulting and appraisal expenses; the absence of expenses in connection with the retention of an investment banking firm for the purposes of analyzing strategic alternatives, as incurred in 1996; and the absence of general and administrative expenses related to CalREIT, offset by a legal settlement fee incurred in September 1997 related to Peregrine's sale of its 76% stock ownership interest in CalREIT.

    REORGANIZATION ITEMS

    In 1998 and 1997 there were no reorganization items. In 1996, reorganization items represented an amount paid to a professional firm during the bankruptcy proceedings, which was ordered to be disgorged back to Peregrine.

    GAIN (LOSS) ON FORECLOSURE OR SALE OF INVESTMENTS

    Gain on foreclosure or sale of investments decreased from a gain of
$1,358,000 and $         1,580,000 in 1997 and 1996 respectively, to a gain of
$374,000 in 1998. During 1998, Peregrine sold Commerce Road Industrial Building and Consumer Circle Industrial Building resulting in a gain of $205,000 and $169,000, respectively. In 1997, the gain is comprised of the sale of Peregrine's investment in CalREIT; the sale of the Pomona Road industrial building; a loss on the sale and maturity of marketable securities; and the recognition of a portion of a previously deferred gain. The 1996, amount is comprised of numerous gains and losses in connection with the sale of real estate assets, the sale and foreclosure of mortgage notes receivable, the sale of a partnership interest, and the recognition of deferred gains, by Peregrine and CalREIT.

    VALUATION LOSSES

    During 1998, Peregrine did not record a valuation loss. In 1997, Peregrine recorded a valuation loss of $459,000 on the Sunrise Hills Shopping Center, which was attributable to continued impairments in the value of the asset resulting primarily from the current physical condition of the asset. In 1996, total valuation losses were $4,278,000, which was comprised of a $1,390,000 valuation loss recorded by Peregrine against a partnership investment; $1,145,000 in valuation losses recorded against Peregrine's real estate assets; and $1,743,000 in valuation losses recorded against CalREIT's real estate assets.

    EXTRAORDINARY ITEM, FORGIVENESS OF DEBT

    In 1998, Peregrine recorded forgiveness of debt due to the reconciliation of pre-petition bankruptcy claims, resulting in a reduction of the liability by $255,000. In 1997, Peregrine benefited from a forgiveness of debt of $418,000 in connection with the discounted purchase of the first mortgage note on the 3900 Lennane Drive Sacramento, California property. In addition, Peregrine benefited from the extinguishment of certain debt related to the bankruptcy proceedings of $22,000. During 1996 Peregrine benefited from the extinguishment of certain debt related to the bankruptcy proceedings of $187,000.

    CASH DIVIDENDS

    Peregrine made no cash distributions during the years 1998, 1997, or 1996. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

    YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Peregrine's computer programs or other date sensitive equipment may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations.

    The Trust's plan to address the year 2000 issue affecting its application systems has three phases:

    - In the first phase, Peregrine identified which systems required modification, replacement or no adjustment. An inventory of all financial application systems has been made and a plan for compliance developed. The plan was for both Information Technology ("IT"), such as accounting and property management system and non-IT systems such as elevators, phone system, fire sprinkler & control panel, etc. The determination of which systems required modification and a timetable for such modifications was completed in 1(st) quarter of 1998.

    - In the second phase, Peregrine made the necessary upgrades or modifications to both the IT and non-IT systems. For the IT system the accounting, property and hotel management systems required replacement, and the Trust's operating system required upgrading. The Trust replaced its accounting, property and hotel management systems during 1998 with a new accounting and property management system for Windows. The new system has been certified by the vendor to be Year 2000 Compliant. The Trust has upgraded its Windows operating system with the purchase of Windows 98. The vendor has certified that it is Year 2000 compliant. Peregrine purchased new personal computers and hardware, which have been certified by the vendors to be Year 2000 compliant. For non-IT systems, all required upgrades were completed in 1998. All of the elevators, fire alarms, heating & air conditioning ventilation, and security alarm systems were inspected by certified technicians to detect any possible interruptions related to the year 2000. Peregrine is in the process of upgrading the phone system and the Holiday Inn Encore & Holidex systems. These modifications are expected to be complete by mid-1999. The total cost for inspections, testing, and upgrades of computer software and hardware was approximately $60,000, which was incurred during 1998 and 1997.

    - In the third phase, the Trust determined the Year 2000 readiness of relationships they have with vendors and service providers. The Trust conducted a survey of major vendors and service providers to determine their readiness and found that the majority of them will be compliant. For example, the Trust has received a letter from it's major depository institution. The depository institution certified that their systems would be Year 2000 compliant. The determination of compliance for major vendors and service providers is complete.

    Peregrine believes that it has identified all significant operating issues that could affect day-to-day operations if Peregrine's systems are not compliant with the year 2000. However, should these programs fail, certain measures are being taken to ensure that the day-to-day operations of it's corporate office, commercial properties, and hotel properties would continue. Peregrine does not expect any material cost due to service interruptions. Peregrine will have several back-ups performed prior to December 31, 1999 and will be able to perform daily activities in a manual environment until a solution is found. The emergency generators and elevators have been tested and are fully functional. Additionally, a plan is currently being formulated for emergency procedures if a system fails.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Trust's exposure to market risk for changes in interest rate relates primarily to the Trust's current and future debt obligations. The Trust is vulnerable to significant fluctuations of interest rates on its floating rate debt, changes in the market value of fixed rate debt and future debt.

    The following table presents information about the Trust's debt obligations. The table presents principal cash flows and related weighted average interest rate by expected maturity dates.

                                       1999           2000          2001         2002          2003      THEREAFTER
                                   -------------  -------------  ----------  -------------  ----------  ------------
Mortgage Notes...................  $     372,000  $     409,000  $  448,000  $  19,722,000  $  159,000  $  2,842,000
  Average Interest Rate..........            9.5%           9.5%        9.5%           9.5%        8.7%          8.7%
Senior Notes.....................             --  $  26,074,000          --             --          --            --
  Average Interest Rate..........            8.5%           8.5%
Revolving Line of Credit*........  $  24,478,000             --          --             --          --            --
  Average Interest Rate..........            8.2%

------------------------

*   The Trust refinanced its revolving line of credit in March of 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX                                                                                                       PAGE
----------------------------------------------------------------------------------------------------------  ---------
Financial Statements
  Independent Auditors Reports............................................................................      27-29
  Balance Sheets..........................................................................................         30
  Statements of Operations................................................................................      31-32
  Statements of Changes in Redeemable Convertible Preferred Stock and
    Shareholders' Equity (Deficit) Accounts Attributable to Common Shares
    of Beneficial Interest................................................................................      33-34
  Statements of Cash Flows................................................................................         35
  Notes to Financial Statements...........................................................................      36-60
Schedule III--Real Estate and Accumulated Depreciation....................................................      76-80
Schedule IV--Mortgage Loans on Real Estate................................................................      81-82

DELOITTE & TOUCHE LETTERHEAD

                          INDEPENDENT AUDITORS' REPORT

To the Board Trustees
The Peregrine Real Estate Trust
Sacramento, California

    We have audited the accompanying balance sheets of The Peregrine Real Estate Trust (the Trust) as of December 31, 1998 and 1997, and the related statements of operations, changes in redeemable convertible preferred stock and shareholders' equity (deficit) accounts attributable to common shares of beneficial interest, and cash flows for the years then ended. Our audits also included the financial statement schedules related to 1998 and 1997 listed in the index at item 14 (a) (2). These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of The Peregrine Real Estate Trust at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules related to 1998 and 1997, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Deloitte & Touche LLP

Sacramento, California
March 19, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Trustees
The Peregrine Real Estate Trust

    We have audited the consolidated statements of operations, changes in redeemable convertible preferred stock and shareholders' equity (deficit) accounts attributable to common shares of beneficial interest and cash flows for the year ended December 31, 1996 of The Peregrine Real Estate Trust (Peregrine) and Subsidiary (Trust). In connection with our audit of the consolidated financial statements, we have also audited the columns related to 1996 of the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and of cash flows of The Peregrine Real Estate Trust and Subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the 1996 columns of the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

    The accompanying consolidated financial statements and 1996 columns of the related financial statement schedules have been prepared assuming Peregrine will continue as a going concern. As discussed in the last section of Note 12 to the financial statements, Peregrine has reported continuing losses from operations since emergence from bankruptcy, and must fund interest payable to the Senior Lender Group and certain required hotel improvements. Peregrine believes it will not maintain compliance in 1997 with the tangible net worth covenant arising under its Line of Credit Facility, which is near capacity at December 31, 1996, and matures in October 1997. Additionally, Peregrine has received notices of default under its license agreements related to two of its hotels, which if not cured may result in the loss of the Holiday Inn franchise licenses. Loss of the hotel licenses may lead to defaults under the Line of Credit and Senior Lender Note Agreements, and to substantial losses related to asset impairment and certain license termination costs. Peregrine is also a defendant in a case wherein the plaintiff alleges damages and other costs in excess of $900,000. These matters raise substantial doubt about Peregrine's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements and 1996 columns of the related financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

                                          /s/ Coopers & Lybrand, L.L.P.
                                          COOPERS & LYBRAND, L.L.P.

Sacramento, California
March 19,1997

                        THE PEREGRINE REAL ESTATE TRUST

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                         1998               1997
                                                                                    --------------     --------------
                                                       ASSETS
Investments:
  Commercial and hotel properties, net of accumulated depreciation of $7,617,000
    and $4,684,000 at December 31, 1998 and 1997, respectively..................      $ 77,873,000       $ 65,700,000
  Notes receivable, net of deferred gains of $78,000 and $79,000 at December 31,
    1998 and 1997, respectively.................................................           327,000            332,000
  Restricted marketable securities available-for-sale...........................                --            117,000
                                                                                    --------------     --------------
                                                                                        78,200,000         66,149,000

Cash............................................................................           165,000          1,247,000
Restricted cash.................................................................           215,000            183,000
Rents, accrued interest, and other receivables, net of allowance of $0 and
  $41,000 at December 31, 1998 and 1997, respectively...........................           605,000            720,000
Other assets....................................................................         1,860,000          1,584,000
                                                                                    --------------     --------------
    Total assets................................................................      $ 81,045,000       $ 69,883,000
                                                                                                       --------------
                                                                                    --------------     --------------
                                                                                    --------------

                                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Line of Credit................................................................      $ 24,478,000       $  8,021,000
  Senior Notes Payable..........................................................        26,074,000         26,930,000
  Long-term notes payable, collateralized by deeds of trust on commercial
    properties..................................................................        23,952,000         24,291,000
  Accounts payable and accrued liabilities......................................         2,246,000          2,064,000
  Other liabilities.............................................................           392,000            258,000
                                                                                    --------------     --------------
    Total Liabilities...........................................................        77,142,000         61,564,000

Commitments and contingencies (Note 12)
Redeemable Convertible Preferred Stock: All 17,672,000 outstanding shares were converted to common shares of beneficial interest in 1998; 15,555,000 shares issued and outstanding at December 31, 1997, net of unaccreted discount of
  $1,595,000....................................................................                --         29,515,000
                                                                                    --------------     --------------
Common Shares of Beneficial Interest: 50,000,000 shares authorized; 22,553,000 and 4,881,000 shares outstanding at December 31,
  1998 and 1997.................................................................        47,405,000         13,356,000
Accumulated deficit.............................................................       (43,502,000)       (34,552,000)
                                                                                    --------------     --------------
    Total Shareholders Equity (deficit).........................................         3,903,000        (21,196,000)
                                                                                    --------------     --------------
    Total liabilities and shareholders' equity (deficit)........................      $ 81,045,000       $ 69,883,000
                                                                                                       --------------
                                                                                    --------------     --------------
                                                                                    --------------

                See accompanying notes to financial statements.

                        THE PEREGRINE REAL ESTATE TRUST

                            STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Revenues:
  Hotel property....................................................  $  12,639,000  $  13,504,000  $  12,652,000
  Commercial property...............................................      8,945,000      9,369,000     11,367,000
  Interest..........................................................         94,000        263,000      1,435,000
  Other.............................................................         99,000        334,000        128,000
                                                                      -------------  -------------  -------------
                                                                         21,777,000     23,470,000     25,582,000
                                                                      -------------  -------------  -------------
Expenses:
  Hotel property operating expenses.................................     11,081,000     10,499,000     10,424,000
  Commercial property operating expenses............................      3,049,000      3,037,000      3,948,000
  Commercial and hotel property management fees.....................          8,000        510,000        761,000
  Depreciation and amortization.....................................      3,368,000      3,340,000      2,931,000
  Interest..........................................................      5,987,000      5,810,000      8,177,000
  General and administrative........................................      3,329,000      3,181,000      5,088,000
                                                                      -------------  -------------  -------------
                                                                         26,822,000     26,377,000     31,329,000
                                                                      -------------  -------------  -------------
    (Loss) before reorganization items, gain on foreclosure or sale of investments, valuation losses, extraordinary item and
      minority interest.............................................     (5,045,000)    (2,907,000)    (5,747,000)
Reorganization items................................................             --             --        454,000
                                                                      -------------  -------------  -------------
    (Loss) before gain on foreclosure or sale of investments,
      valuation losses, extraordinary item and minority interest....     (5,045,000)    (2,907,000)    (5,293,000)
Gain on foreclosure or sale of investments, net.....................        374,000      1,358,000      1,580,000
                                                                      -------------  -------------  -------------
    (Loss) before valuation losses, extraordinary item and minority
      interest......................................................     (4,671,000)    (1,549,000)    (3,713,000)
Valuation losses....................................................             --       (459,000)    (4,278,000)
                                                                      -------------  -------------  -------------
    (Loss) before extraordinary item and minority interest..........     (4,671,000)    (2,008,000)    (7,991,000)
Extraordinary item, forgiveness of debt.............................        255,000        440,000        187,000
                                                                      -------------  -------------  -------------
    (Loss) before minority interest.................................     (4,416,000)    (1,568,000)    (7,804,000)
Minority interest...................................................             --             --         99,000
                                                                      -------------  -------------  -------------
  Net loss..........................................................  $  (4,416,000) $  (1,568,000) $  (7,705,000)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                See accompanying notes to financial statements.

                        THE PEREGRINE REAL ESTATE TRUST

Loss per Common Share of Beneficial Interest:

                                                                       YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                                      DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                                          1998           1997            1996
                                                                      -------------  -------------  --------------
Net loss............................................................  $  (4,416,000) $  (1,568,000) $   (7,705,000)
Preferred Stock dividends, net of discount..........................     (4,140,000)    (2,812,000)     (2,516,000)
Accretion of discount on Preferred Stock............................       (394,000)      (438,000)       (355,000)
                                                                      -------------  -------------  --------------
Net loss attributable to Common Shares of Beneficial Interest.......  $  (8,950,000) $  (4,818,000) $  (10,576,000)
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Loss per Common Share of Beneficial Interest before extraordinary
  item, basic and diluted...........................................  $       (1.18) $       (1.08) $        (2.21)
Extraordinary item per Common Share of Beneficial Interest, basic
  and diluted.......................................................           0.03           0.09            0.04
                                                                      -------------  -------------  --------------
Net loss per share attributable to Common Shares of Beneficial
  Interest, basic and diluted.......................................  $       (1.15) $        (.99) $        (2.17)
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Weighted average number of Common Shares of Beneficial Interest
  outstanding, basic and diluted....................................      7,786,000      4,881,000       4,881,000

                See accompanying notes to financial statements.

                        THE PEREGRINE REAL ESTATE TRUST

STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS'

 EQUITY (DEFICIT) ACCOUNTS ATTRIBUTABLE TO COMMON SHARES OF BENEFICIAL INTEREST

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                SHAREHOLDERS' EQUITY (DEFICIT) ATTRIBUTABLE TO
                                                                                     COMMON SHARES OF BENEFICIAL INTEREST
                                                                             ----------------------------------------------------
                                                    REDEEMABLE CONVERTIBLE    SHARES OF BENEFICIAL                  ACCUMULATED
                                                        PREFERRED STOCK             INTEREST         ADDITIONAL        OTHER
                                    COMPREHENSIVE   -----------------------  ----------------------    PAID-IN     COMPREHENSIVE
                                    INCOME/(LOSS)     NUMBER      AMOUNT       NUMBER      AMOUNT      CAPITAL     INCOME/(LOSS)
                                    --------------  ----------  -----------  ----------  ----------  -----------  ---------------
Balance at January 1, 1996........                  12,728,000   23,394,000   4,881,000  13,356,000          --             --
Net loss..........................   $ (7,705,000)          --           --          --          --          --             --
Other Comprehensive Income/(Loss):
  Unrealized gain (loss) on
  available-for sale securities...        (22,000)                                                                     (22,000)
                                    --------------
Comprehensive Income/ (Loss)......   $ (7,727,000)
                                    --------------
                                    --------------
Issuance of dividend-in-kind on
  Redeemable Convertible Preferred
  Stock...........................                   1,345,000    2,690,000          --          --          --             --
  Discount on Redeemable
    Convertible Preferred Stock
    dividend-in-kind..............                          --     (174,000)         --          --          --             --
Accretion of discounts on
  Redeemable Convertible Preferred
  Stock...........................                          --      355,000          --          --          --             --
                                                    ----------  -----------  ----------  ----------  -----------  ---------------
Balance at December 31, 1996......                  14,073,000  $26,265,000   4,881,000  $13,356,000         --      $ (22,000)
                                                    ----------  -----------  ----------  ----------  -----------  ---------------
                                                    ----------  -----------  ----------  ----------  -----------  ---------------
Net loss..........................   $ (1,568,000)          --           --          --          --          --             --
Other Comprehensive Income/(Loss):
  Deduct unrealized holding losses
  on marketable securities
  available-for-sale attributable
  to CalREIT (1)..................         22,000                                                                       22,000
                                    --------------
Comprehensive Income/ (Loss)......   $ (1,546,000)
                                    --------------
                                    --------------
Issuance of dividend-in-kind on
  Redeemable Convertible Preferred
  Stock...........................                   1,482,000    2,964,000          --          --          --             --
Discount on Redeemable Convertible
  Preferred Stock
  dividend-in-kind................                          --     (152,000)         --          --          --             --
Accretion of discounts on
  Redeemable Convertible Preferred
  Stock...........................                          --      438,000          --          --          --             --
                                                    ----------  -----------  ----------  ----------  -----------  ---------------
Balance at December 31, 1997......                  15,555,000  $29,515,000   4,881,000  $13,356,000         --             --
                                                    ----------  -----------  ----------  ----------  -----------  ---------------
                                                    ----------  -----------  ----------  ----------  -----------  ---------------
Net loss and comperhensive
  income/(loss)...................   $ (4,416,000)          --           --          --          --          --             --
Issuance of dividend-in-kind on
  Redeemable Convertible Preferred
  Stock...........................                   2,117,000    4,234,000          --          --          --             --
Discount on Redeemable Convertible
  Preferred Stock
  dividend-in-kind................                          --      (94,000)         --          --          --             --
Accretion of discounts on
  Redeemable Convertible Preferred
  Stock...........................                          --      394,000          --          --          --             --
Conversion of Redemmable
  Convertible Preferred Stock to
  Common Stock....................                  (17,672,000) (34,049,000) 17,672,000 34,049,000
                                                    ----------  -----------  ----------  ----------  -----------  ---------------
Balance at December 31, 1998......                          --  $        --  22,553,000  $47,405,000  $      --      $      --
                                                    ----------  -----------  ----------  ----------  -----------  ---------------
                                                    ----------  -----------  ----------  ----------  -----------  ---------------


                                    ACCUMULATED
                                      DEFICIT
                                    ------------
Balance at January 1, 1996........  (19,158,000)
Net loss..........................   (7,705,000)
Other Comprehensive Income/(Loss):
  Unrealized gain (loss) on
  available-for sale securities...           --

Comprehensive Income/ (Loss)......           --

Issuance of dividend-in-kind on
  Redeemable Convertible Preferred
  Stock...........................   (2,690,000)
  Discount on Redeemable
    Convertible Preferred Stock
    dividend-in-kind..............      174,000
Accretion of discounts on
  Redeemable Convertible Preferred
  Stock...........................     (355,000)
                                    ------------
Balance at December 31, 1996......  ($29,734,000)
                                    ------------
                                    ------------
Net loss..........................   (1,568,000)
Other Comprehensive Income/(Loss):
  Deduct unrealized holding losses
  on marketable securities
  available-for-sale attributable
  to CalREIT (1)..................           --

Comprehensive Income/ (Loss)......           --

Issuance of dividend-in-kind on
  Redeemable Convertible Preferred
  Stock...........................   (2,964,000)
Discount on Redeemable Convertible
  Preferred Stock
  dividend-in-kind................      152,000
Accretion of discounts on
  Redeemable Convertible Preferred
  Stock...........................     (438,000)
                                    ------------
Balance at December 31, 1997......  ($34,552,000)
                                    ------------
                                    ------------
Net loss and comperhensive
  income/(loss)...................   (4,416,000)
Issuance of dividend-in-kind on
  Redeemable Convertible Preferred
  Stock...........................   (4,234,000)
Discount on Redeemable Convertible
  Preferred Stock
  dividend-in-kind................       94,000
Accretion of discounts on
  Redeemable Convertible Preferred
  Stock...........................     (394,000)
Conversion of Redemmable
  Convertible Preferred Stock to
  Common Stock....................
                                    ------------
Balance at December 31, 1998......  ($43,502,000)
                                    ------------
                                    ------------

------------------------------

(1) Amount is eliminated to reflect Peregrine's sale of its 76% stock ownership in CalREIT on January 3, 1997.

                See accompanying notes to financial statements.

            THE PEREGRINE REAL ESTATE TRUST STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                        1998            1997            1996
                                                                   --------------  --------------  --------------
Cash flows from operating activities:
  Net loss.......................................................  $   (4,416,000) $   (1,568,000) $   (7,705,000)
                                                                   --------------  --------------  --------------
  Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
    Interest, fees and reimbursable expenses added to principal
      balance of debt............................................       1,347,000         507,000       3,881,000
    Depreciation and amortization................................       3,368,000       3,340,000       2,931,000
    (Gain) on foreclosure or sale of investments, net............        (374,000)     (1,358,000)     (1,580,000)
    Minority interest in net loss................................              --              --         (99,000)
    Extraordinary item, forgiveness of debt......................        (255,000)       (440,000)       (187,000)
    Valuation losses.............................................              --         459,000       4,278,000
    Changes in other assets and liabilities:
    Decrease (increase) in rents, accrued interest, and other
      receivables................................................         108,000         423,000        (343,000)
    (Increase) in other assets...................................        (535,000)       (569,000)       (719,000)
    (Increase) decrease in accounts payable and accrued
      liabilities................................................         446,000        (909,000)     (2,178,000)
    Increase (decrease) in other liabilities.....................         134,000         (15,000)       (190,000)
                                                                   --------------  --------------  --------------
      Total adjustments..........................................       4,239,000       1,438,000       5,794,000
                                                                   --------------  --------------  --------------
      Net (used in) cash provided by operating activities........        (177,000)       (130,000)     (1,911,000)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Cash flows from investing activities:
  Purchase of marketable securities..............................      (1,816,000)     (3,127,000)    (15,849,000)
  Proceeds from the sale and maturity of marketable securities...       1,933,000       3,010,000       1,712,000
  Purchase of hotel property.....................................      (8,991,000)             --              --
  Proceeds from the sale of investments (1)......................       1,125,000      16,812,000      20,062,000
  Improvements to commercial and hotel properties................      (6,903,000)     (1,303,000)     (2,513,000)
  Purchase of office equipment...................................        (142,000)        (49,000)        (15,000)
  Principal collections on notes receivable......................           6,000         390,000          54,000
                                                                   --------------  --------------  --------------
      Net cash provided by (used in) investing activities........     (14,788,000)     15,733,000       3,451,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Cash flows from financing activities:
  Principal payments on long-term notes payable..................        (339,000)     (2,511,000)       (166,000)
  Principal payments on Senior Notes.............................        (856,000)    (17,537,000)     (1,818,000)
  Borrowings (repayments) on Line of Credit, net.................      15,110,000      (1,083,000)      2,138,000
  Decrease (increase) in restricted cash.........................         (32,000)        803,000        (801,000)
                                                                   --------------  --------------  --------------
      Net cash provided by (used in) financing activities........      13,883,000     (20,328,000)       (647,000)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Net (increase) decrease in cash..................................      (1,082,000)     (4,725,000)        893,000
Cash, beginning of year..........................................       1,247,000       5,972,000       5,079,000
                                                                   --------------  --------------  --------------
Cash, end of year................................................  $      165,000  $    1,247,000  $    5,972,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

------------------------

(1) For 1997, amount is shown net of $4,698,000 in cash attributable to CalREIT.

                See accompanying notes to financial statements.

                        THE PEREGRINE REAL ESTATE TRUST

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CHAPTER 11 PROCEEDINGS

                                  ORGANIZATION

    The Peregrine Real Estate Trust (d.b.a. WinShip Properties), (f.k.a. Commonwealth Equity Trust) ("Peregrine" or the "Trust")was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973, and pursuant to a Plan of Reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code was reorganized under a Restated Declaration of Trust dated October 7, 1994 (the "Effective Date").

    At December 31, 1998, Peregrine owned sixteen commercial properties located primarily in the Sacramento area, four hotel properties located in northern California, a partnership interest, and one mortgage note secured by real property.

                          PRINCIPLES OF CONSOLIDATION

    For the years ended December 31, 1998 and 1997, the financial statements represent the accounts of Peregrine, only as Peregrine's 76% stock ownership interest in CalREIT was sold on January 3, 1997. For the year ended December 31, 1996, the financial statements include the accounts of Peregrine and CalREIT on a consolidated basis.

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

    The Effective Date of the Plan (the date on which Peregrine emerged from bankruptcy) was October 7, 1994. Peregrine is under the jurisdiction of the United States Bankruptcy Court until entry of a final decree which is expected to occur early in 1999.

         PLAN OF REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS, CONTINUED

    The Plan provided for INTER ALIA: (a) the restructuring of virtually all of Peregrine's secured and unsecured debt; (b) the reduction in the number of Common Shares of Beneficial Interest held by current shareholders from approximately 25,100,000 shares to 2,334,000 shares (effectively, a reverse stock split); and (c) the issuance of 2,550,000 new Common Shares of Beneficial Interest, as well as a new class of Redeemable Convertible Preferred Stock, to a senior lender group comprised of the Prudential Insurance

                        THE PEREGRINE REAL ESTATE TRUST

1. ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CHAPTER 11 PROCEEDINGS

(CONTINUED)
Company of America, Pacific Mutual Life Insurance Company, ORIX USA Corporation, and Trust Company of the West (collectively, the "Senior Lender Group"). The total authorized number of Common Shares of Beneficial Interest is 50,000,000. As of the Effective Date, the Senior Lender Group owned a majority of the Common Shares of Beneficial Interest (approximately 52%) and all of the new Redeemable Convertible Preferred Stock, with dividends payable-in-kind until October 1998 and a provision for mandatory conversion to Common Shares of Beneficial Interest in April 1999 ("Preferred Stock" or "Preferred Shares"). The Senior Lender Group also received restructured secured notes in the aggregate original principal amount of $40,000,000, which bear interest at 8.50% per annum, with interest payable in-kind through September 30, 1996 (the "Senior Notes"). As a result of conveyances by certain members of the Senior Lender Group of their interests in the Senior Notes and the Preferred Shares, the Senior Lender Group is now comprised of the following: The Prudential Insurance Company of America and Gateway Recovery Trust (collectively, "Prudential"); TCW Special Credits Fund IV, TCW Special Credit Plus Fund, TCW Special Credits Trust IV, TCW Special Credits Trust IVA and TCW Special Credits, as investment manager of the Weyerhaeuser Company Master Retirement Trust Separate Account (collectively, "TCW"); OCM Real Estate Opportunities Fund A, L.P., OCM Real Estate Opportunities Fund B, L.P., and Oaktree Capital Management, LLC as investment manager of Weyerhaeuser Company Master Retirement Trust and Real Estate Opportunities Separate Account (collectively, "Oaktree").

                             FRESH START ACCOUNTING

    Under the principles of fresh start accounting, all of Peregrine's assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of the reorganization, October 7, 1994. As a result of the implementation of fresh start accounting, the statements of operations of the Trust after the consummation of the Plan are not comparable to the Trust's statements of operations for prior periods.

                        COMMERCIAL AND HOTEL PROPERTIES

    The Trust's commercial and hotel properties are recorded at reorganization value net of accumulated depreciation and impairment losses ("valuation losses") recognized since the Effective Date. The valuation allowance for possible investment losses represents the excess of the carrying value of individual properties over their appraised or estimated fair value (less estimated selling costs if held for sale).

    The Trust recognizes an impairment to reduce the carrying amount of long-lived assets (including certain identifiable intangibles) to their estimated fair value whenever events or changes in circumstances indicate that such carrying amount may not be recoverable.

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

                        THE PEREGRINE REAL ESTATE TRUST

1. ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CHAPTER 11 PROCEEDINGS

(CONTINUED)
    No depreciation is recorded on assets classified as "held-for-sale".

                             MARKETABLE SECURITIES

    At December 31, 1998, there were no marketable securities. During 1997, marketable securities are classified as "available-for-sale" and are measured at fair value in the balance sheet. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of shareholders' equity (deficit) until realized.

                                  OTHER ASSETS

    The Trust amortizes leasing commissions on a straight-line basis over the lives of the leases to which they relate. Financing costs are amortized over the lives of the loans or other financial instruments to which they relate. Corporate furniture, fixtures, and equipment are capitalized and depreciated on a straight-line basis over their estimated useful lives.

                                  INCOME TAXES

    Deferred taxes are recorded based on the differences between financial statement and income tax bases of assets and liabilities and available loss or credit carryforwards. A "Valuation Allowance" is recorded against deferred tax assets unless it is more likely than not that the asset will be realized in the future.

                                      CASH

    The Trust invests its cash in demand and time deposits with banks. Bank balances in excess of federally insured amounts totaled $437,000, and $1,581,000 as of December 31, 1998 and 1997, respectively. The Trust's has overdraft in the checking account of $796,000 at December 31, 1998, the overdraft is recorded in accounts payable.

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

                            STOCK-BASED COMPENSATION

    Peregrine has elected to continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 and adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 ("SFAS 123"). Accordingly, the compensation costs of stock

                        THE PEREGRINE REAL ESTATE TRUST

1. ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CHAPTER 11 PROCEEDINGS

(CONTINUED)
options are measured using the intrinsic value-based method, whereby the excess, if any, of the fair value of Peregrine's stock at the date of the grant over the amount an employee must pay to acquire the stock represents compensation cost.

                          COMPREHENSIVE INCOME (LOSS)

    On January 1, 1998, the Trust adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement. Comprehensive income (loss) includes net income and other comprehensive income (loss). The Trust's only source of other comprehensive income (loss) is derived from unrealized gains and losses on investment securities held-for-sale.

                               NET LOSS PER SHARE

    Net loss per Common Share of Beneficial Interest, basic and diluted, has been computed and presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", ("SFAS 128") which was issued in February 1997. The weighted-average number of Common Shares of Beneficial Interest outstanding during the years ended December 31, 1998, 1997 and 1996, was 7,786,000, 4,881,000, and 4,881,000 respectively. Common Shares of Beneficial Interest equivalents are anti-dilutive for the year ended December 31, 1998, 1997, and 1996, and are not considered in calculating net loss per Common Share of Beneficial Interest.

2. COMMERCIAL AND HOTEL PROPERTIES

    At December 31, 1998 and 1997, the property portfolio reorganization value included retail shopping centers, $25,826,000 and $25,821,000, respectively; office buildings, $17,693,000 and $16,739,000, respectively; industrial buildings, $6,612,000 and $7,259,000, respectively; mini-storage facilities, $2,848,000 and $2,822,000, respectively; and hotels, $32,511,000 and
$17,743,000, respectively.

    Under fresh start accounting, all Peregrine properties were adjusted at the Effective Date to reorganization value, which is different than tax basis.

    Peregrine's noncancellable operating leases at December 31, 1998, provide for minimum rental income during each of the next five years of $7,024,000, $6,193,000, $4,462,000, $2,689,000, and $2,221,000, respectively, and $2,667,000 thereafter. Certain of the leases increase periodically based on changes in the Consumer Price Index.

    At December 31, 1998, Burbank Mini-Storage with a total carrying value of $1,381,000 and 3900 Lennane with a total carrying value of $2,462,000 were classified as held for sale (and were subsequently sold--see Note 23). At December 31, 1997, no commercial or hotel properties were classified as held for sale.

                        THE PEREGRINE REAL ESTATE TRUST

3. PARTNERSHIP INTEREST

    Peregrine is a partner in CR Properties, a general partnership, in which Peregrine owns a 50% interest. CR Properties is a limited partner in a partnership which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's financial statements for the year ended December 31, 1998, 1997, and 1996 as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt.

    In 1996, Peregrine was a partner in Placer Ranch Partners, a limited partnership in which Peregrine owned a 31% limited partnership interest. The Partnership owned an undeveloped parcel of land in the Stanford Ranch area of Rocklin, California. During the first quarter of 1996 the general partner of the Partnership exercised a Put/Call Option. In accordance with the terms of the Agreement, the Put/Call Option required that Peregrine sell its interest to the general partner or purchase the general partner's interest. In July 1996, after investigation and analysis, and due to capital constraints, Peregrine sold its 31% interest to the general partner for $2,739,000, which resulted in the recognition of a $129,000 gain.

                        THE PEREGRINE REAL ESTATE TRUST

4. OPERATING SEGMENTS

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued for the fiscal years ending after December 15, 1998.

    Peregrine's reportable segments consist of strategic real estate groups that consist of different types of properties. The groups are managed separately because each group requires different management and marketing strategies.

    Peregrine's reportable segments are the hotel properties, the commercial properties, and the corporate group which manages the hotels and commercial properties. For the year ended 1996, Peregrine had a fourth market segment, CalREIT. Peregrine's 76% stock ownership interest in CalREIT was sold January 3, 1997.

                                                                                                                  EXTRAORDINARY
                       REVENUES                                                                                      ITEMS/
                      (EXCLUDING                                                                        GAIN/      REORGANIZE
                       INTEREST     INTEREST     OPERATING    INTEREST                    VALUATION     LOSS     ITEMS/MINORITY
SEGMENT                 INCOME)      INCOME      EXPENSES      EXPENSE    DEPRECIATION      LOSS      ON SALES    INTEREST (1)
--------------------  -----------  -----------  -----------  -----------  -------------  -----------  ---------  ---------------
                                                             (NUMBERS SHOWN IN THOUSANDS)
FOR YEAR ENDING
  DECEMBER 31, 1998
Hotels..............   $  12,639    $      --    $  11,081    $   1,546     $   1,197     $      --   $      --     $      --
Commercial..........       8,945           --        3,057        4,441         2,034            --         374            --
Corporate...........          99           94        3,329           --           137            --          --           255
CalREIT.............          --           --           --           --            --            --          --            --
                      -----------  -----------  -----------  -----------       ------    -----------  ---------       -------
  Total.............   $  21,683    $      94    $  17,467    $   5,987     $   3,368            --   $     374     $     255
                      -----------  -----------  -----------  -----------       ------    -----------  ---------       -------
                      -----------  -----------  -----------  -----------       ------    -----------  ---------       -------
FOR YEAR ENDING
  DECEMBER 31, 1997
Hotels..............   $  13,504    $      --    $  10,839    $   1,411     $   1,043     $      --   $      --     $      --
Commercial..........       9,369           --        3,207        4,399         2,238           459         236           418
Corporate...........         334          263        3,181           --            59            --       1,122            22
CalREIT.............          --           --           --           --            --            --          --            --
                      -----------  -----------  -----------  -----------       ------    -----------  ---------       -------
  Total.............   $  23,207    $     263    $  17,227    $   5,810     $   3,340     $     459   $   1,358     $     440
                      -----------  -----------  -----------  -----------       ------    -----------  ---------       -------
                      -----------  -----------  -----------  -----------       ------    -----------  ---------       -------
FOR YEAR ENDING
  DECEMBER 31, 1996
Hotels..............   $  12,652    $      --    $  10,807    $   2,134     $     982     $      --   $     (18)    $      --
Commercial..........       9,358           --        3,545        5,496         1,810         1,145        (101)           --
Corporate...........         118          299        3,584           --            75         1,390         631           641
CalREIT.............       2,019        1,136        2,285          547            64         1,743       1,068            99
                      -----------  -----------  -----------  -----------       ------    -----------  ---------       -------
  Total.............   $  24,147    $   1,435    $  20,221    $   8,177     $   2,931     $   4,278   $   1,580     $     740
                      -----------  -----------  -----------  -----------       ------    -----------  ---------       -------
                      -----------  -----------  -----------  -----------       ------    -----------  ---------       -------


                          NET
                        INCOME/      TOTAL
SEGMENT                 (LOSS)      ASSETS
--------------------  -----------  ---------

FOR YEAR ENDING
  DECEMBER 31, 1998
Hotels..............   $  (1,185)  $  30,126
Commercial..........        (213)     49,486
Corporate...........      (3,018)      1,433
CalREIT.............          --          --
                      -----------  ---------
  Total.............   $  (4,416)  $  81,045
                      -----------  ---------
                      -----------  ---------
FOR YEAR ENDING
  DECEMBER 31, 1997
Hotels..............   $     211   $  16,536
Commercial..........        (280)     51,121
Corporate...........      (1,499)      2,226
CalREIT.............          --          --
                      -----------  ---------
  Total.............   $  (1,568)  $  69,883
                      -----------  ---------
                      -----------  ---------
FOR YEAR ENDING
  DECEMBER 31, 1996
Hotels..............   $  (1,289)  $  16,678
Commercial..........      (2,739)     42,426
Corporate...........      (3,360)     15,587
CalREIT.............        (317)     30,035
                      -----------  ---------
  Total.............   $  (7,705)  $ 104,726
                      -----------  ---------
                      -----------  ---------

------------------------------

(1) Extraordinary items include $255,000, $440,000, and $187,000 for forgiveness of debt for 1998, 1997 and 1996 respectively. Reorganization items of $454,000 and minority interest of $99,000 for 1996.

5. NOTE RECEIVABLE

    In order to facilitate sales of real estate, the Trust has accepted partial payment in the form of a note receivable collateralized by a deed of trust. As of December 31, 1998 and 1997, the Trust had a long-term note receivable collateralized by deeds of trust in the face amounts of $405,000 and $411,000, respectively. The note is collateralized by real estate properties in California.

                        THE PEREGRINE REAL ESTATE TRUST

5. NOTE RECEIVABLE (CONTINUED)
    The note is to be repaid from the cash flow of the property or proceeds from the sale or refinancing of the property. Contractually scheduled principal collections on Peregrine's note receivable of $405,000 over the next five years are as follows:

1999..............................................................  $   6,000
2000..............................................................      7,000
2001..............................................................      8,000
2002..............................................................      9,000
2003..............................................................     10,000
Thereafter........................................................    365,000
                                                                    ---------
                                                                    $ 405,000
                                                                    ---------
                                                                    ---------

    The note bears interest at an annual rate of 9.50% as of December 31, 1998. At December 31, 1998 and 1997, no notes receivable were classified as held-for-sale.

6. INVESTMENT IN MARKETABLE SECURITIES AVAILABLE-FOR-SALE

    At December 31, 1998, Peregrine had no marketable securities. At December 31, 1997, Peregrine had $117,000 invested in marketable securities, which were restricted. The funds represent a portion of an indemnity trust fund (the "Indemnity Trust Fund"--see Note 7). At December 31, 1997, Peregrine's available-for-sale securities consisted of U.S. Treasury Notes and investment grade commercial paper whose interest rates range from 5.625% to 5.70%.

    Interest income recognized during 1998, 1997, and 1996 on marketable securities available-for-sale was $9,000, $6,500, and $392,000, respectively.

7. RESTRICTED CASH

    At December 31, 1998, cash of $215,000 was restricted. The funds represent a portion of an Indemnity Trust Fund that was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, is restricted as to use for a period of three years ending May 29, 2000, as defined in the Indemnity Trust Agreement Such funds represent the cash balance in the Indemnity Trust Fund discussed above in Note 6. At December 31, 1997, cash of $183,000 was restricted.

                        THE PEREGRINE REAL ESTATE TRUST

8. VALUATION ALLOWANCES

    Analysis of changes in the allowance for possible losses on real estate investments, partnership interests, note receivable, and rents, accrued interest and other receivables for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                                       YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                                      DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                          1998          1997           1996
                                                                      ------------  ------------  --------------
COMMERCIAL AND HOTEL PROPERTIES
Allowance for valuation losses on commercial and hotel properties:
  Beginning balance.................................................   $       --    $       --   $   12,963,000
  Provision for valuation losses....................................           --       459,000        2,888,000
  SFAS 121 adjustments..............................................           --      (459,000)     (15,851,000)
                                                                      ------------  ------------  --------------
  Ending balance....................................................   $       --    $       --   $           --
                                                                      ------------  ------------  --------------
                                                                      ------------  ------------  --------------
PARTNERSHIP INVESTMENTS
Allowance for valuation losses on partnership investments:
  Beginning balance.................................................   $       --    $       --   $           --
  Provision for valuation losses....................................           --            --        1,390,000
  SFAS 121 adjustments..............................................           --            --       (1,390,000)
                                                                      ------------  ------------  --------------
  Ending balance....................................................   $       --    $       --   $           --
                                                                      ------------  ------------  --------------
                                                                      ------------  ------------  --------------
NOTES RECEIVABLE
Allowance for valuation losses, unaccreted discounts and deferred gains on notes receivable:
  Beginning balance.................................................   $   79,000    $  319,000   $    9,466,000
  Elimination of CalREIT deferred gains(1)..........................           --      (239,000)              --
  Recognition of deferred gains.....................................       (1,000)       (1,000)         (55,000)
    SFAS 121 adjustments............................................           --            --       (9,092,000)
                                                                      ------------  ------------  --------------
  Ending balance....................................................   $   78,000    $   79,000   $      319,000
                                                                      ------------  ------------  --------------
                                                                      ------------  ------------  --------------
RENTS, ACCRUED INTEREST, AND OTHER RECEIVABLES
Allowance for bad debt losses on rents, accrued interest, and other receivables:
  Beginning balance.................................................   $   41,000    $1,153,000   $    1,040,000
  Elimination of CalREIT allowances(1)..............................           --    (1,001,000)              --
  Provision for losses..............................................           --        60,000          841,000
  Recoveries........................................................           --       (40,000)         (24,000)
  Amounts charged against allowance for losses......................      (41,000)     (131,000)        (704,000)
                                                                      ------------  ------------  --------------
  Ending balance....................................................   $       --    $   41,000   $    1,153,000
                                                                      ------------  ------------  --------------
                                                                      ------------  ------------  --------------

------------------------

(1) Amount is deducted to reflect Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997.

                        THE PEREGRINE REAL ESTATE TRUST

9. LONG-TERM NOTES PAYABLE COLLATERALIZED BY DEEDS OF TRUST ON COMMERCIAL PROPERTIES

    At December 31, 1998 and 1997, the Trust had long-term notes payable, with a face value of $23,952,000 and $24,291,000, respectively, which are collateralized by first deeds of trust on commercial properties, whose net book value at December 31, 1998 and 1997, totaled $27,486,000 and $28,102,000, respectively. The long-term notes payable of $23,952,000 at December 31, 1998, are due in installments extending to the year 2008, with interest rates ranging from 8.50% to 10.00%. Contractually scheduled principal payments related to these long-term notes during each of the next five years, are $372,000, $409,000, $448,000, $19,722,000 and $159,000, respectively, and 2,842,000 thereafter.

    Peregrine's management team and Board of Trustees made the decision to cease debt service payments on the 3900 Lennane property in 1997 and allow the lender to commence with foreclosure proceedings. In June 1997, Peregrine reached an agreement with the first mortgage note lender to purchase the mortgage note and related obligations at a discount. The difference between the purchase price and the unpaid balance of the note, accrued interest and other obligations at the time of the repurchase was approximately $418,000, which was recorded as income from forgiveness of debt.

10. LINES OF CREDIT

    On December 4, 1997, Peregrine entered into a loan and security agreement with Fleet Capital Corporation ("Fleet") to provide Peregrine with a revolving line of credit (the "Old Line of Credit") permitting maximum borrowings of $20,000,000. The Old Line of Credit, collateralized by a first lien on certain Peregrine properties, was a revolving credit facility and that bore interest at prime plus 25 basis points or LIBOR plus 225 basis points. In July 1998, in connection with the purchase of the Concord hotel, Peregrine negotiated with Fleet, to provide an additional $7,500,000 of borrowing capacity to Peregrine. In November 1998, Peregrine received a notification of default on the Old Line of Credit from Fleet, as Peregrine did not meet the debt service ratio covenant. However, in January 1999, the Old Line of Credit was amended to extend repayment of the $7,500,000 until March 26, 1999 and to waive default under the debt service ratio covenant relating to the additional borrowings.

    On March 10, 1999, Peregrine replaced its Old Line of Credit with a new line of credit pursuant to a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the new Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in specified periods. Under the terms of the Fifth Amendment and the new Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest at 8.6% for the first year, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points.

    The Trust applied approximately $27,500,000 of borrowings incurred under the new Line of Credit to repay all amounts outstanding under the Old Line of Credit. An additional $10,000,000 of borrowings incurred under the new Line of Credit was used to repay a portion of the amounts outstanding on the

                        THE PEREGRINE REAL ESTATE TRUST

10. LINES OF CREDIT (CONTINUED)
Senior Notes to the Senior Lender Group, which are held by entities that are also significant shareholders of the Trust. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit,
ii) costs incurred in the ordinary course in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or
iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes. The Line of Credit prohibits the Trust from incurring debt other than specified mortgage indebtedness and permitted refinancing, indebtedness and restricts the ability of the Trust to incur liens, distribute assets, and make payments on Senior debt, and contains certain requirements as to compliance with laws by the Trust, inspection of properties by the lender, leasing of space, environmental matters, insurance, notices and information required to be given to Fremont under Line of Credit, asbestos operations, and maintenance, lead-based paint and hotel renovations.

    At December 31, 1998 and 1997, $24,478,000 and $8,021,000, respectively was outstanding on the Old Line of Credit. The weighted average interest rate under the lines of credit during 1998 and 1997, were approximately 8.2% and 10.0% respectively.

11. SENIOR NOTES PAYABLE

    In accordance with the Plan of Reorganization, restructured notes payable in the face amount of $40,000,000, which bear interest at 8.5% per annum and are due on October 1, 2000, were issued to the Senior Lender Group in partial satisfaction of the $80,000,000 obligation owed to them. Interest was payable in-kind through September 30, 1996, by means of interest deferral notes issued quarterly. Since September 30, 1996, interest has been payable monthly in cash, with the first payment commencing November 1, 1996.

    The restructured notes payable and interest deferral notes ("Senior Notes Payable" or "Senior Notes") are unsecured and are subordinate to other certain liens. Prior to the new Line of Credit the Senior Notes held a first lien of all of Peregrine collateralized properties.

    In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow for three consecutive months. Under the terms of the Fifth Amendment and the new Line of Credit, the Senior Notes held by the Senior Lender Group were subordinated to the Line of Credit. Also no principal payments may be paid to the Senior Lender Group except from proceeds related to the sales of Peregrine properties. In the event of default under the terms of the Line of Credit there are no payments allowed to the Senior Lender Group. In addition, there are covenants related to events or conditions, which could have or result in a material adverse effect as defined in the applicable agreement.

    Senior Notes Payable in the face amount of $26,074,000 and $26,930,000 were outstanding at December 31, 1998 and 1997, respectively.

                        THE PEREGRINE REAL ESTATE TRUST

12. COMMITMENTS AND CONTINGENCIES

                                     LEASES

    Peregrine leases real estate, office facilities and equipment through noncancelable capital and operating leases.

            FUTURE MINIMUM LEASE PAYMENTS UNDER NONCANCELABLE LEASES

                                                                                 CAPITAL LEASE
AT DECEMBER 31, 1998                                           OPERATING LEASES   OBLIGATIONS
-------------------------------------------------------------  ----------------  -------------
1999.........................................................    $    100,000     $    15,000
2000.........................................................    $    100,000     $    15,000
2001.........................................................    $    100,000     $    14,000
2002.........................................................    $     73,000
2003.........................................................    $     35,000
Thereafter...................................................    $    537,000
                                                                     --------    -------------
Total........................................................    $    945,000     $    44,000
                                                                     --------    -------------
                                                                     --------    -------------

    Total rent expense was $100,000, $41,000, and $38,000, during the years ended December 31, 1998, 1997 and 1996, respectively. The capital lease is classified in accounts payable and accrued liabilities on the balance sheet at December 31, 1998 less interest of $6,000.

                           SCHEDULE OF DEBT MATURITY

    Future debt maturity's of the mortgage notes, senior notes and line of credit are follows:

                                                                                   LINE OF
AT DECEMBER 31, 1998                             MORTGAGE NOTES  SENIOR NOTES      CREDIT
-----------------------------------------------  --------------  -------------  -------------
1999...........................................   $    372,000   $          --  $  24,478,000
2000...........................................   $    409,000   $  26,074,000  $          --
2001...........................................   $    448,000   $          --  $          --
2002...........................................   $ 19,722,000   $          --  $          --
2003...........................................   $    159,000   $          --  $          --
Thereafter.....................................   $  2,842,000   $          --  $          --
                                                 --------------  -------------  -------------
Total..........................................   $ 23,952,000   $  26,074,000  $  24,478,000
                                                 --------------  -------------  -------------
                                                 --------------  -------------  -------------

                              CAPITAL EXPENDITURES

    At December 31, 1998, the capital expenditures necessary to complete the required refurbishments are estimated at $800,000 for the Walnut Creek hotel in accordance with Holiday Inn franchise standards. In addition approximately $2,500,000 will be used to refurbish the Concord hotel which is required by Holiday Inns for the franchise license to be granted for the Concord hotel

                                   LITIGATION

    At December 31, 1998, Peregrine was a party to routine litigation incidental to its business. The lawsuits to which Peregrine is party are covered by insurance and are being defended by Peregrine's insurance carriers.

                        THE PEREGRINE REAL ESTATE TRUST

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
              FINANCIAL STATUS OF THE PEREGRINE REAL ESTATE TRUST

    At December 31, 1996 there was substantial doubt about Peregrine's ability to continue as a going concern because of the following matters which existed of that date:

    - Large cumulative losses from operations and valuation losses against investments;

    - The failure to complete refurbishment of Peregrine's hotel properties which resulted in Peregrine's receiving notice of default from Holiday Inn for the Chico and Sacramento hotels in February 1997;

    - Interest payable in cash on Peregrine's Senior Notes which commenced November 1, 1996;

    - The pending maturity of Peregrine's Line of Credit;

    - The anticipation that Peregrine would not remain in compliance with certain of the Line of Credit's financial covenants;

    - A legal action brought by MDC REIT Holdings, LLC in which Peregrine was named as a defendant.

    The December 31, 1996 financial statements do not include any adjustments that might have resulted from the outcome of these uncertainties.

With respect to 1998 and 1997:

    - Peregrine had net losses of $4,416,000 in 1998 and $1,568,000 in 1997, compared to a net loss for 1996 of $7,705,000.

    - In January 1999, Peregrine completed the required refurbishments at the Sacramento hotel. In March 1999 the required refurbishments were completed to the Walnut Creek hotel. During 1997, Peregrine completed the required hotel refurbishments at the Chico hotel and received written notice from Holiday Inn that the default with respect to Chico was cured.

    - Peregrine obtained new credit facilities;

    - Peregrine settled the litigation with MDC REIT Holdings, LLC.

    At December 31, 1998, management of Peregrine believes, because of these events and improved conditions of the economy and the commercial and hotel industries, it will be able to fund its day-to-day business operations, and meet its debt service obligations on its first mortgage notes and Senior Lender Group notes through the next twelve months.

13. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Peregrine's Redeemable Convertible Preferred Stock (the "Preferred Stock") in the original face amount of $22,500,000, carries a dividend of 10% per annum. Dividends are payable in kind through October 1, 1998, by means of additional shares of Preferred Stock issued quarterly; thereafter, dividends were to be paid quarterly in cash. The Preferred Stock was to automatically convert into Common Shares of Beneficial Interest pursuant to an established formula if any dividend payment is not made in full when due or on April 10, 1999. Dividends on the Senior Lender Group's Redeemable Convertible Preferred Stock were paid in-kind through September 30, 1998. During 1998, dividends of $4,234,000 were paid in-kind through the issuance of an additional 2,117,000 Preferred Shares.

                        THE PEREGRINE REAL ESTATE TRUST

13. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
    On November 2, 1998, Peregrine entered into an exchange agreement (the "Exchange Agreement") with the holders the Preferred Shares wherein such holders agreed to exchange all of their Preferred Shares for Common Shares (the "Exchange"). The Exchange Agreement effectively accelerated the mandatory conversion of the Preferred Shares for Common Shares which was to occur in April 1999. The Exchange was consummated on November 18, 1998. As a result of the Exchange, all of the issued and outstanding Preferred Shares were converted into Common Shares and each holder of Preferred Shares received 1.0541145 Common Shares for each outstanding Preferred Share. The Senior Lender Group received an aggregate of 17,672,000, Common Shares. in exchange for their Preferred Shares, increasing their aggregate percentage ownership of Peregrine's Common Shares to approximately 89.7%.

14. DISTRIBUTIONS

    No cash distributions were made to holders of Common Shares of Beneficial Interest for the years ended December 31, 1998, 1997, and 1996, and under the terms of the agreement with respect to the Senior Lender Group Notes and the Line of Credit, Peregrine is substantially restricted from and does not anticipate making any distributions to shareholders in the foreseeable future.

15. RELATED-PARTY TRANSACTIONS

    Peregrine's former subsidiary, CalREIT, was self-administered. During 1996, Peregrine and CalREIT shared certain cost, including personnel costs for which CalREIT reimbursed Peregrine pursuant to a cost allocation agreement based on respective asset values. In 1996, reimbursable cost charged by Peregrine to CalREIT approximated $247,000.

    For 1996, such reimbursements have been offset against any amounts due to CalREIT and eliminated in the consolidation. At December 31, 1998 and 1997, Peregrine had amounts due from CalREIT aggregating $0 and $7,000, respectively.

    In January 1997, following Peregrine's sale of its 76% stock ownership interest in CalREIT, the cost allocation agreement between Peregrine and CalREIT was terminated. Subsequent to the termination of the cost allocation agreement, Peregrine charged CalREIT $1,600 for direct services provided by Peregrine employees based upon computed hourly rates, including taxes and benefits.

    In 1998, Peregrine did not utilize any services from its independent trustees current or former. However in 1997 and 1996, Peregrine utilized the services of certain of its former independent Trustees in connection with an analysis of alternative operating strategies, asset dispositions, and day-to-day management activities. In connection with the consulting services performed, the following amounts were paid to such former Trustees (or affiliated companies) in 1997 and 1996.

                                                                                                 1997       1996
                                                                                               ---------  ---------
The McMahan Group (John McMahan, former Trustee).............................................  $   9,000  $  69,000
John McMahan, former Trustee.................................................................         --     68,000
John F. Salmon, former Trustee...............................................................      6,000     49,000
The Presidio Group (Kenneth T. Seeger, former Trustee).......................................     59,000     41,000
Hickey & Hill, Inc. (E. Lawrence Hill, Jr., former Trustee)..................................      5,000         --

                        THE PEREGRINE REAL ESTATE TRUST

15. RELATED-PARTY TRANSACTIONS (CONTINUED)
    In addition, Peregrine paid $10,000 to Mr. Roger D. Snell during 1996 for independent consulting services performed prior to his election to the Board of Trustees in February 1997 and prior to his employment as the Trust's President and Chief Executive Officer in May 1997.

    During 1996, CalREIT paid $140,000 in compensation to one of its independent Trustees, Elliot G. Steinberg, in connection with CalREIT's strategic growth activities, and accrued $180,000 in deferred compensation for 1996, to Frank A. Morrow, the then Chairman of the Board and Chief Executive Officer, which was paid in March 1997.

    In conjunction with the new Line of Credit (see Note 10), Peregrine utilized the services from one of its trustee Michael Joseph, for negotiating the terms of the Line of Credit. E.S. Merriman) and was paid $275,000 for such services in March 1999.

16. GAIN (LOSS) ON FORECLOSURE OR SALE OF INVESTMENTS:

    Components of the gain (loss) on foreclosure or sale of investments for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                                                       (IN THOUSANDS)
                                                                        YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                                       DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
COMPONENTS                                                                 1998             1997            1996
--------------------------------------------------------------------  ---------------  ---------------  -------------
Sale of Commerce Circle.............................................     $     205        $      --       $      --
Sale of Consumer Road...............................................           169               --              --
Sale of 76% stock ownership interest in CalREIT.....................            --            1,012              --
Sale of Corona Sherman Note.........................................            --              110              --
Sale of Pomona Road.................................................            --              236              --
Sale and maturity of marketable securities..........................            --               (1)             --
Sale of investment in Placer Ranch Partnership......................            --               --             129
Sale of Timberlake Medical Building.................................            --               --             (38)
Sale of Park Terrace Inn............................................            --               --             (18)
Foreclosure of Java Investments Note................................            --               --             448
Sale of Fountain View Office Building Note..........................            --               --             115
Sale of Aster Avenue Industrial Complex Note........................            --               --             357
Sale of Sierra Oaks Shopping Center.................................            --               --             (63)
Sale of Bekins Storage Facility.....................................            --               --            (164)
Sale of Pavilions at Mesa Note......................................            --               --             430
Sale of Spacesaver Mini-Storage Note................................            --               --              30
Sale of Redfield Commerce Center....................................            --               --             299
Recognition of deferred gains.......................................            --                1              55
                                                                             -----           ------          ------
Total gains (losses)................................................     $     374        $   1,358       $   1,580
                                                                             -----           ------          ------
                                                                             -----           ------          ------

                        THE PEREGRINE REAL ESTATE TRUST

17. INCOME TAXES

    The income tax effect of temporary differences between financial and income tax reporting that give rise to a significant portion of the deferred income tax assets is as follows:

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
NOL carryforward....................................................  $  33,364,000  $  31,406,000  $  29,956,000
Fixed assets........................................................     18,414,000     18,655,000     17,474,000
Investments.........................................................      3,310,000      3,310,000     15,555,000
Notes receivable....................................................         33,000         34,000         32,000
Capital loss carryforward...........................................     23,735,000     24,169,000     10,684,000
Other...............................................................        311,000        210,000        272,000
                                                                      -------------  -------------  -------------
                                                                         79,167,000     77,784,000     73,973,000
Less valuation allowance
(Note 1 to financial statements)....................................    (79,167,000)   (77,784,000)   (73,973,000)
Net.................................................................  $          --  $          --  $          --

    At December 31, 1998, the Trust had tax net operating loss carryforwards ("NOL's") which may be applied against future taxable income. Federal NOL's total $87,788,000 and expire between 1999 and 2018. California NOL's total $39,781,000 and expire between 1999 and 2003. The utilization of the NOL's is subject to limitations upon certain changes in ownership as defined in the Internal Revenue Code.

    Any future benefit realized from NOL's which arose before the Effective Date of the Plan will be reported as a direct addition to paid-in capital.

    The Trust's alternative minimum tax operating loss carryforwards are substantially the same as its NOL's at December 31, 1998.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of the Trust's financial instruments including cash, notes receivable, and rents, accrued interest, and other receivables at December 31, 1998, is approximately the same as their carrying amounts. The estimated fair value of the Trust's long-term notes payable collateralized by deeds of trust on commercial properties, the Senior Notes Payable, and the Line of Credit with face values of $23,952,000, $26,074,000, and $24,478,000, respectively, at December 31, 1998, is approximately the same as their fair values at December 31, 1998.

19. REORGANIZATION ITEMS

    For the year ending December 31, 1996, reorganization income represents the accrual of a receivable related to professional fees in connection with the bankruptcy proceedings.

20. EXTRAORDINARY ITEM, FORGIVENESS OF DEBT

    During 1998, Peregrine recorded income from debt forgiveness of $255,000 in connection with pre-petition related claims. A reconciliation of outstanding claims resulted in a reduction of the bankruptcy related liabilities.

    In 1997, Peregrine recorded income from debt forgiveness of $418,000 in connection with the discounted payoff of the outstanding mortgage obligations (note, accrued interest, and other liabilities) on

                        THE PEREGRINE REAL ESTATE TRUST

20. EXTRAORDINARY ITEM, FORGIVENESS OF DEBT (CONTINUED) the 3900 Lennane Drive property. An additional $22,000 was recorded as income from debt forgiveness during 1997, which resulted from the extinguishment of certain debt related to the bankruptcy court proceedings.

    In 1996, Peregrine benefited from a forgiveness of debt related to the extinguishment of certain debt related to the bankruptcy proceedings of $187,000.

21. STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

    In connection with the sale or foreclosure of investments (including Peregrine's sale of its 76% stock ownership interest in CalREIT), the Trust entered into various non-cash transactions as follows:

                                                                        YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                                       DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                           1998          1997           1996
                                                                       ------------  -------------  -------------
Sales price less selling costs incurred through escrow...............   $1,134,000   $  21,515,000  $  27,655,000
Notes receivable.....................................................           --              --        (20,000)
Notes payable assumed by buyer or paid through escrow................           --              --     (7,304,000)
Other liabilities assumed by buyer or applied to the sale price......       (9,000)         (5,000)      (187,000)
Liabilities incurred in connection with foreclosure of mortgage
  notes..............................................................           --              --        (82,000)
                                                                       ------------  -------------  -------------
Net cash received....................................................   $1,125,000   $  21,510,000  $  20,062,000
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------
Carrying value of investments sold...................................   $  762,000   $  19,678,000  $  23,754,000
                                                                       ------------  -------------  -------------
Carrying value of other assets written off at the time of the sale,
  including prepaid selling costs....................................   $   80,000   $     479,000  $      66,000
                                                                       ------------  -------------  -------------
Other liabilities incurred in connection with foreclosure of mortgage
  notes..............................................................   $       --   $          --  $      22,000
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------

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

    During the years ended December 31, 1998, 1997, and 1996, increases under the Line of Credit and Old Line of Credit included $1,347,000, $507,000, and $918,000, respectively for interest, fees, and reimbursable expenses incurred during the respective years.

    Additionally, on March 31, June 30 and September 30, 1998, Peregrine issued Preferred Stock in the face amount of $778,000, $806,000 and $836,000, respectively, as payment in kind for the dividends then due on the outstanding Preferred Stock. Per terms of the mandatory conversion Peregrine issued Preferred

                        THE PEREGRINE REAL ESTATE TRUST

21. STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION (CONTINUED)
Stock in the face amount of $1,815,000 in exchange for cash dividend payments that were obligated to Preferred Shareholders until April 10, 1999. On November 2, 1998, Peregrine entered into an exchange agreement (the "Exchange Agreement") with the holders of the Preferred Shares wherein such holders agreed to exchange all of their Preferred Shares for Common Shares (the "Exchange"). The Exchange Agreement effectively accelerated the mandatory conversion of the Preferred Shares for Common Shares which was to occur in April 1999. The Exchange was consummated on November 18, 1998. As a result of the Exchange, all of the issued and outstanding Preferred Shares were converted into Common Shares and each holder of Preferred Shares received 1.0541145 Common Shares for each outstanding Preferred Share. The Senior Lender Group received an aggregate of 17,672,000 Common Shares in exchange for their Preferred Shares, increasing their aggregate percentage ownership of Peregrine's Common Shares to approximately 89.7%.

    On March 31, June 30, September 30, and December 31, 1997, Peregrine issued Preferred Stock in the face amount of $702,000, $729,000, $756,000, and $777,000, respectively, as payment in kind for the dividends then due on the outstanding Preferred Stock. On March 31, June 30, and September 30, 1996, Peregrine issued interest deferral notes at 8.5% per annum in the principal amount of $933,000, $944,000, and $967,000, respectively, as payment in kind for the interest then due on the Senior Notes. Preferred Stock in the face amount of $643,000, $660,000, $684,000, and $703,000, was issued on March 31, June 30,
September 30, and December 31, 1996, respectively, as payment in kind for the dividends due on the outstanding Preferred Stock.

    During 1996, the long-term first mortgage note on Peregrine's Office Building at 3900 Lennane Drive was increased by $119,000 of deferred interest.

    Interest paid for the years ended December 31, 1998, 1997 and 1996, was 5,642,000, $5,891,000 and $4,979,000, respectively.

22. STOCK OPTION PLAN

    Peregrine has a stock option plan (the "Stock Option Plan") which provides the members of the Board of Trustees an opportunity to purchase Common Shares of Beneficial Interest. The aggregate number of Common Shares of Beneficial Interest, which may be issued upon exercise of all options granted under the Stock Option Plan, shall not exceed 150,000. At December 31, 1998, 1997, and 1996, options for the purchase of 133,328, 106,664, and 80,000, shares, respectively, were outstanding under the Stock Option Plan, all of which were exercisable.

    Under the terms of the Stock Option Plan, options may be granted to members of the Board of Trustees who are not full time employees or officers of Peregrine or any subsidiary of Peregrine. The option price granted under the Stock Option Plan shall be the greater of (1) the fair market value of the Common Shares of Beneficial Interest on the Effective Date, October 7, 1994, or
(2) two dollars. Each option which has been granted to date under the Stock Option Plan has been granted at an exercise price of two dollars per share. On the Effective Date, each participant was granted an initial option to purchase 6,666 Common Shares of Beneficial Interest. Thereafter, each participant whose commencement of services is after the Effective Date shall be granted an initial option to purchase 6,666 Common Shares of Interest as of the date of the participant's commencement of service. Each participant shall also be granted additional options to purchase 6,667 Common Shares of Beneficial Interest on each of the next two anniversaries of the grant date of the initial option. Pursuant to Oaktree Capital Management's policy, Messrs. Karsh and Masson were not granted options upon their election as a Trustees. No options were

                        THE PEREGRINE REAL ESTATE TRUST

22. STOCK OPTION PLAN (CONTINUED)
exercised during 1998, 1997, or 1996. Under the terms of the Stock Option Plan, options expire on the earlier of (1) the tenth anniversary of their grant date,
(2) upon disability or death of the participant, or (3) in the event of a complete liquidation of Peregrine, a merger, reorganization or consolidation of Peregrine with any other corporation in which Peregrine is not the surviving entity, or Peregrine becomes a wholly owned subsidiary of another corporation. The weighted average remaining contractual life of options under grant at December 31, 1998, was approximately 8 years.

    On July 7, 1998, the Trustees adopted the 1998 Long Term Incentive Plan ("Plan") which was approved by the Trust's stockholders on January 5, 1999. The Plan provides for awards in the form of options (which may constitute incentive stock options ("Incentive Options") under Section 422(a) of the Internal Revenue Code of 1986, as amended ("Code"), a nonstatuatory stock options ("NSOs") to key personnel of the Trust, including trustees. The exercise price under the Plan provides that Incentive Options the Plan may not be granted at less than 100% of the fair market value of the Trust's common stock on the date of the grant of such incentive stock options. In the case of a 10% or greater, shareholder, the exercise price of an incentive stock option shall not be less than 110% of the fair market value of the common stock on the date of the grant. The maximum total number of shares for which options may be granted will not exceed two million shares (2,000,000).

    The purpose of the 1998 Plan is to further and promote the interests of Trust, its Subsidiaries and its shareholders by enabling the Company and its Subsidiaries to attract, retain and motivate employees, trustees and consultants or those who will become employees, trustees or consultants, and to align the interests of those individuals and the Company's shareholders. To do this, the Plan offers equity-based opportunities providing such employees, trustees and consultants with a proprietary interest in maximizing the growth, profitability and overall success of the Company and its Subsidiaries.

    The Stock Option Plan provides that all options under the Stock Option Plan shall vest at a rate of at least 33 1/3% per year from the date of the grant. The Plan provides that all options under the Stock Option Plan shall vest at a rate of at least 25% per year from the date of the grant. Vesting may be accelerated in the event of an optionee's death, disability retirement or in the event of a change of control. No term of any stock options shall exceed ten years after date of the grant for employees and five years after the date of grant for 10% or greater shareholders. At December 31, 1998 there were 850,000 granted Incentive Stock options granted and 425,000 exercisable.

                        THE PEREGRINE REAL ESTATE TRUST

22. STOCK OPTION PLAN (CONTINUED)
    A Summary of Stock Options activity:

                                                                                     STOCK OPTION  1998 LONG TERM
                                                                                         PLAN      INCENTIVE PLAN
                                                                                     ------------  ---------------
Outstanding and Exercisable--January 1, 1996.......................................       53,332             --
  Granted..........................................................................       26,668             --
  Exercised........................................................................           --             --
                                                                                     ------------       -------
Outstanding--December 31, 1996.....................................................       80,000             --
80,000 exercisable at a price of $2.00
  Granted..........................................................................       26,664             --
  Exercised........................................................................           --             --
                                                                                     ------------       -------
Outstanding--December 31, 1997.....................................................      106,664             --
106,664 exercisable at a price of $2.00
  Granted..........................................................................       26,664        850,000
  Exercised........................................................................           --             --
                                                                                     ------------       -------
Outstanding--December 31, 1998.....................................................      133,328        850,000
                                                                                     ------------       -------
                                                                                     ------------       -------
133,328 exercisable at a price of $2.00 and 425,000 exercisable at a price of
  $0.25.

    Had compensation costs for Peregrine's stock-based compensation been determined using fair value of the options at the grant date, as prescribed by SFAS 123, Peregrine's net loss would be unchanged for the years ending December 31, 1998, 1997 and 1996 because the fair value of the options granted is deemed to be insignificant.

23. SUBSEQUENT EVENTS

    On March 12, 1999, Peregrine sold an office building located at 3900 Lennane, Sacramento, California, to the Parsons Family Partnership for $4,800,000 cash, resulting in a gain of $1,999,000. On March 12, 1999, Peregrine sold a mini storage facility located at 1435 Sebastopol, Santa Rosa, California to James Ledwith, an individual, for $3,625,000 cash, resulting in a gain of $1,980,000. Net proceeds from the sales were used for repayments on the Trust's line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On September 15, 1997, Coopers & Lybrand, L.L.P.("C&L") was terminated as the Trust's independent accountant. The decision to change independent accountants was approved by the Trust's Audit Committee on September 9, 1997. C&L's report on financial statements for the fiscal years, ended December 31, 1996 and 1995, did not contain an adverse opinion or a disclaimer of opinion, and was not modified or qualified as to audit scope or accounting principle, however, it was modified as to uncertainty surrounding the Trust's ability to continue as a going concern.

    During the fiscal year, ended December 31, 1996, and interim periods, ended March 31, 1997 and June 30, 1997, there were no disagreements with C&L on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which, would have caused it to make a reference to the subject matter of the disagreement in connection with its report. In C&L's Report to the Audit Committee for the fiscal year ended December 31, 1996, C&L reported that the Trust's management had disagreed with their conclusion regarding the existence of significant uncertainty about the Trust's ability to continue as a going concern. C&L's report on the Trust's financial statements for the year ended December 31, 1995, as contained in its Annual Report on Form 10-K, was modified as to the uncertainty surrounding the Trust's ability to continue as a going concern. C&L's termination was not related to such disagreement. C&L performed certain agreed-upon procedures with respect to the Trust's March 31, 1997 quarterly financial statements and disclosures as contained in the Trust's Form 10-Q as of that date. The Trust is not aware of any disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

    Deloitte & Touche L.L.P. ("D&T") was appointed by the Trust's Audit Committee as the new independent accountant effective September 19, 1997. During the fiscal years ended December 31, 1995 and 1996 and the quarters ended March 31, 1997 and June 30, 1997 (the Trust's two most recent fiscal years and the subsequent interim periods prior to C&L's termination) the Trust did not consult with D&T regarding the application of principles to a specified transaction or the type of audit opinion that might be rendered on the Trust's financial statements. Peregrine authorized C&L to respond fully to the inquiries of D&T concerning the subject matter of the disagreement. Furthermore, there were no reportable events within the meaning of item 304(a)(1)(v) of regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

    Effective July 1, 1998, Coopers & Lybrand, L.L.P. merged with Price Waterhouse L.L.P., resulting in the combined firm of PriceWaterhouseCoopers L.L.P.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) EXECUTIVE OFFICERS.

    The name and ages of all executive officers of the Trust and principal occupation and business experience during at least the last five years for each are set forth below:

NAME                                         AGE                                   POSITION
---------------------------------------      ---      ------------------------------------------------------------------

Roger D. Snell.........................          43   President, Chief Executive Officer, Chairman of the Board of
                                                      Trustees, and Acting Secretary

Kevin Bond.............................          45   Vice President of Hotel Operations

Ross Berry.............................          37   Vice President and Project Manager

Larry Knorr............................          46   Vice President, Chief Accounting Officer and Assistant Secretary

    ROGER D. SNELL, PRESIDENT, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD OF TRUSTEES, AND ACTING SECRETARY. On May 30, 1997, immediately following the Annual Shareholders Meeting, Mr. Snell was appointed to serve as the Chairman of the Board of Trustees, Acting Secretary, President and Chief Executive Officer of Peregrine. Mr. Snell is the founder of Snell&Co, a firm focused on real estate investments, advisory, and development. Prior to founding Snell&Co in 1996, he was President and Chief Executive Officer of Pacific Gateway Properties, from 1992 to 1995, and also served as a member of the Board of Directors and acting Chairman. Between 1985 and 1992, Mr. Snell was a Partner with Paragon Group, a national development company. Mr. Snell has a BS degree from the University of California, at Berkeley and an MBA from Harvard University.

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

    LARRY KNORR, VICE PRESIDENT AND CHIEF ACCOUNTING OFFICER. Mr. Knorr was hired by the Trust in June 1998 as the Vice President, Chief Accounting Officer and Assistant Secretary. He is responsible for overseeing all aspect of accounting and financial controls of the Trust. Prior to joining the Trust, he served as Controller for Classic Development Corporation in Irvine, California, a single-family home builder and owner of apartments and commercial projects since 1996. Before joining Classic Development Corporation, Mr. Knorr was Vice President and Controller for Paragon Group Property Services from 1983 to 1995. Mr. Knorr holds a BA from Ohio University and MBA from Boston University.

    ROSS BERRY, VICE PRESIDENT. Mr. Berry was hired by the Trust in January 1998 as a Vice President and is responsible for all project management of a number of the Trust's properties including redevelopment, leasing, construction management, financial analysis and disposition. Prior to joining the Trust, Mr. Berry was a Senior Asset Manager for Burnham Pacific Properties, a New York Stock Exchange listed real estate investment trust from July 1996 to December 1997. Before his tenure at Burnham Pacific Properties, he was a Vice President of Janss Corporation, a private real estate developer based in Santa Monica, California from February 1993 to July 1995. Prior to joining Janss Corporation, Mr. Berry was a Vice

President of the Yarmouth Group from August 1988 to July 1992. Mr. Berry holds a BS from University of California, at Los Angeles and an MBA from the Kellogg School of Management at Northwestern University

    (b) TRUSTEES.

    The Restated Declaration of Trust provides that, so long as any Preferred Shares are outstanding, Peregrine is to be managed by a Board of five Trustees, four of whom are to be elected by the holders of Common Shares of Beneficial Interest, and one of whom is to be elected by holders of Preferred Shares. On November 18, 1998, all of the outstanding Preferred Shares were converted to Common At the annual meeting of shareholders held on January 5, 1999, all five members of the Board of Trustees were elected by holders of the Common Shares. As long as no Preferred Shares are issued and outstanding, the holders of the Common Shares will continue to have the right to elect all five Trustees, at each annual shareholders meeting to serve until the next annual shareholders meeting or until their successors are elected and qualified.

    The following sets forth certain information with respect to the Trustees of Peregrine based on information furnished to the Trust by each Trustee. There are no arrangements or understandings between any Trustee and any other person pursuant to which the Trustee was selected as a Trustee. There are no family relationships among any of the Trustees.

                                            DATE FIRST
NAME, AGE                                BECAME A TRUSTEE                POSITIONS WITHIN THE TRUST
---------------------------------------  ----------------  ------------------------------------------------------

Roger D. Snell.........................  February 1997     President, Chief Executive Officer, Chairman of the
Age 43                                                     Board of Trustees, and Acting Secretary

Michael C. Joseph......................  October 1997      Trustee
Age 42

Richard Masson.........................  May 1997          Trustee
Age 40

Carson R. McKissick....................  May 1997          Trustee
Age 66

Matthew L. Witte.......................  May 1997          Trustee
Age 41

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

    RICHARD MASSON, TRUSTEE. Mr. Masson currently serves as a Principal of Oaktree Capital Management, LLC ("OCM"), an investment advisory firm which he co-founded in May 1995. Prior to founding OCM, he served as a Managing Director of Trust Company of the West ("TCW") and TCW Asset Management Company ("TAMCO"), wholly owned subsidiaries of The TCW Group, Inc., where he served from 1988 to present in various other capacities for TCW Special Credits. TCW Special Credits serves as a general partner and investment advisor to certain limited partnerships, trusts, and accounts invested in securities and debt obligations of financially distressed companies. TAMCO is the managing general partner of TCW Special Credits, and Mr. Masson was a general partner of TCW Special Credits. Mr. Masson currently serves as a member of the Board of Directors of Aureal Semiconductor.

    CARSON R. MCKISSICK, TRUSTEE. Mr. McKissick was a Senior Advisor of Trust Company of the West ("TCW"), an investment management company, from 1992 to 1997. Mr. McKissick currently serves as a member of the Board of Directors of Alexander & Baldwin, Inc.

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

    To Peregrine's knowledge, based solely on review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended December 31, 1998, Peregrine's officers, Trustees, and greater than ten percent shareholders complied with the applicable
Section 16(a) filing requirements other than Ross Berry and Larry Knorr, who did not make a timely filing of a Form 3; Carson McKissick, Matthew Witte, Richard Masson and Michael Joseph who did not timely file Forms 5 reflecting receipt of options granted to them as Trustees in 1998; and, TCW Special Credits Fund IV, TCW Special Credits Plus Fund, OCM Real Estate Opportunities Fund B and Trust Company of the West, who did not timely file Forms 3 reflecting their ownership in more than ten percent (10%) of the Common Shares of the Trust resulting from their exchange of Preferred Shares for Common Shares on November 18, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The following Summary Compensation Table shows for the years ended December 31, 1998, 1997, and 1996, the annual compensation paid by the Trust to the Chief Executive Officer and the four other most highly compensated executive officers of the Trust who earned more than $100,000 during 1998 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                                                               NUMBER OF
                                        ANNUAL COMPENSATION                                   SECURITIES
                                  -------------------------------             OTHER ANNUAL    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION              PERIOD          SALARY      BONUS    COMPENSATION      OPTIONS     COMPENSATION
--------------------------------  --------------------  ---------  ---------  -------------  -------------  -------------

Roger D. Snell..................  1998                  $ 250,000       None         None          856,667         None
President and Chief               May 30, 1997 to       $ 145,833       None         None           Shares    $  14,333(2)
Executive Officer from            December 31, 1997                                           6,666 Shares(1)
May 30, 1997 to December 31,
  1998

Ross Berry......................  1998                  $ 109,225       None         None             None
Vice President
January 1, 1998--
December 31, 1998

Kevin Bond......................  1998                  $ 110,000  $  13,750         None             None         None
Vice President--Hotels            August 1, 1997--      $  46,000       None         None             None         None
August 1, 1997 to                 December 31, 1997
December 31, 1998

Scott M. Haskins................  January 1,1998 to     $  88,000  $  20,000         None             None         None
Vice President                    October 31, 1998      $ 100,000  $  25,000         None             None         None
September 16, 1996 to             1997                  $  29,200       None         None             None         None
October 31, 1998                  September 16, 1996
                                  to December 31, 1996

(1) Amount represents options granted by Peregrine to named individuals for services as an independent Trustee.

(2) Amount represents compensation received for serving as an independent Trustee of Peregrine during 1998.

SUMMARY TABLE OF OPTIONS GRANTED TO EXECUTIVE OFFICERS IN 1998

                                                                                                       POTENTIAL REALIZABLE
                                                                                                         VALUE AT ASSUMED
                                                                                                              ANNUAL
                                                 PERCENT OF                                            RATES OF STOCK PRICE
                                  NUMBER        TOTAL OPTIONS                                            APPRECIATION FOR
         NAME AND              OF SECURITIES     GRANTED TO                                                OPTION TERM*
         PRINCIPAL              UNDERLYING      EMPLOYEES IN     EXERCISE                             ----------------------
         POSITION                 OPTIONS        FISCAL YEAR       PRICE         EXPIRATION DATE          5%         10%
---------------------------  -----------------  -------------  -------------  ----------------------  ----------  ----------

Roger D. Snell.............     850,000 Shares          100%   $   .25 Share      September 30, 2007  $  133,640  $  338,670
President and Chief               6,667 Shares          100%   $  2.00 Share        February 1, 2008        None        None
Executive Officer from
May 30,1997 to December 31,
  1998

* Potential realizable value is based on the assumption that the Common Stock of the Trust appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Trust's estimate of future stock price growth.

COMPENSATION OF TRUSTEES

    During 1998, 1997, and 1996, each independent Trustee (Trustees who are not full-time employees of Peregrine or any subsidiary of Peregrine) was paid a $5,000 quarterly retainer, $1,000 fee for each full-day Board of Trustees meeting attended, and $500 for each half-day Board of Trustees meeting attended, each telephone conference call participated in, or each special committee meeting attended ("Normal Trustee Fees"). In addition, each Trustee was reimbursed for out-of-pocket expenses. Pursuant to Oaktree Capital Management's policy, Messrs. Karsh and Masson were not paid Normal Trustee Fees, instead, such fees were retained by Peregrine and will be donated to charitable organizations.

    Under the terms of Peregrine's Stock Option Plan, each of the current independent Trustees was granted an initial option to purchase 6,666 Common Shares of Beneficial Interest upon their appointment or election to Board of Trustees. The exercise price in each case was $2.00 per share. These options vest on their grant date and are exercisable at any time during the option period, which expires on the tenth anniversary of the option grant date. No outstanding options were exercised under the Stock Option Plan during 1998, 1997, or 1996. Pursuant to Oaktree Capital Management's policy, Messrs. Karsh, a former Trustee who is an Oaktree employee, and Masson were not granted options upon their election as a Trustee.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
  ARRANGEMENTS

    Roger D. Snell currently serves as President and Chief Executive Officer of Peregrine. Mr. Snell's employment began on May 30, 1997, and pursuant to a three year employment agreement dated September 30, 1997 (the "Employment Agreement") he receives a base salary of $250,000 per year. Pursuant to his employment agreement, Mr. Snell is eligible to receive such other additional compensation as may be determined from time to time by the Board of Trustees. In addition, Mr. Snell is entitled to receive options to purchase eight hundred fifty thousand (850,000) shares of Peregrine's Common Shares of Beneficial Interest at twenty-five cents ($0.25) per share. If Mr. Snell is terminated with cause, as defined in the Employment Agreement, the only obligation will be the payment of his base salary through the date of such termination. If Mr. Snell is terminated without cause, as defined in the Employment Agreement, he is entitled to receive the greater of (1) a lump sum payment equal to one year's base salary or (2) the unexpired portion of the base salary for the remainder of the term of the Employment Agreement. In the case of a resignation resulting from a change in control, as defined in the Employment Agreement, Mr. Snell is entitled to receive the unexpired portion of the base salary for the remainder of the term of the Employment Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of December 1, 1998 with respect to the beneficial ownership of the outstanding Common Shares of Beneficial Interest and Preferred Shares by (i) all persons known by the Trust to own more than five percent of either class of shares, or to be a member of a group that owns more than five percent of either class of shares, based on information furnished by such persons or contained in filings made with the Securities and Exchange Commission,

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)
(ii) by each officer described in the Summary Compensation Table (the "Named Executive Officers"), and (iii) by the Trustees and Named Executive Officers as a group:

                                                                                    AMOUNT AND NATURE
                                                                                       OF BENEFICAL      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNERS (1)                                             OWNERSHIP (2)         CLASS
----------------------------------------------------------------------------------  ------------------  -------------

TCW Group, Inc(3).................................................................        8,647,723            38.3%
865 South Figuero Street
Los Angeles, California 90017.....................................................

Oaktree Capital Management, LLC(4)................................................        6,196,188            27.5%
550 South Hope Street, Floor # 22
  Los Angeles, California 90017

The Prudential Insurance Company of America(5)....................................        5,388,614            23.9%
9th Floor, Four Gate Center 100
  Mulberry Center Newark, NY 07102-4069

Roger D. Snell President,.........................................................          431,666             1.9%
Chief Executive Officer,
Chairman of the Board of Trustees, and Acting Secretary(6)........................

D. Richard Masson, Trustee(7).....................................................               --               *

Micheal C. Joseph, Trustee(8).....................................................           13,333               *

Carson R. McKissick, Trustee(8)...................................................           13,333               *

Matthew L. Witte, Trustee(8)......................................................           13,333               *

Scott M. Haskins(9)...............................................................           25,000               *

Joseph Mock Former President and Chief Executive Officer..........................           10,000               *

Named Executive Officers and Trustees as a Group (10 Persons) (8).................          506,665             2.4%

------------------------

*   Less than 1%.

(1) Unless otherwise indicated, the address of each of the securityholders listed in the table above is: c/o The Peregrine Real Estate Trust, d.b.a. WinShip Properties, 1300 Ethan Way, Suite 200, Sacramento, California 95825.

(2) As used in the table above, a beneficial owner includes any person who directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (i) the power to vote, or direct the voting,of such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(3) TCW Group, Inc., is a holding company of entities involved in the principal business of providing investment advice and management services to various entities, including among others, TCW Asset Management Company ("TAMCO") and Trust Company of the West. TAMCO, is managing general partner of TCW Special Credits and therefore may be deemed to be a beneficial owner of 5,966,926 or 26.5% of the Common Shares. Trust Company of the West is an investment advisor and provides investment advice and management services to institutional and individual investors, including TCW

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)
    Special Credits Trust IV which directly owns 2,161,932 or 9.6% of Common Shares and TCW Special Credits Trust IVA which directly owns 518,865 or 2.3% of Common Shares and therefore Trust Company of the West may be deemed to be a beneficial owner of 2,680,797 or 11.9% of the Common Shares. TCW Special Credits provides investment advice and management services to, and is the general partner of, several limited partnerships including TCW Special Credits Fund IV which directly owns 2,507,837 or 11. 1% of the Common Shares, TCW Special Credits Plus Fund which directly owns 2,680,795 or 11.9% of the Common Shares and a third party account which directly owns 778,294 or 3.5% of the Common Shares. Therefore, TCW Special Credits may be deemed to be a beneficial owner of 5,966,926 or 26.5% of Common Shares (all the foregoing entities comprise the "TCW Related Entities"). The TCW Related Entities may be deemed to be beneficially owned by TCW GROUP, INC., FOR purposes of the reporting requirements of the Securities Exchange Act of 1934. Robert Day is Chairman of the Board and Chief Executive Officer of the TCW Group, Inc., and may be deemed to control the TCW Group, Inc., although Mr. Day expressly disclaims such control and disclaims beneficial ownership of any securities beneficially owned by TCW Group, Inc.

(4) Oaktree Capital Management, LLC ("Oaktree") is the investment manager and the general partner for OCM Real Estate Opportunities Fund A, LP, which directly owns 2,044,744 or 9. 1% of the Common Shares and OCM Real Estate Opportunities Fund B, LP., which directly owns 3,531,825 or 15.7% of the Common Shares. Oaktree is also the investment manager of a third party account which directly owns 619,619 or 2.7% of the Common Shares. The funds and accounts which Oaktree manages may be deemed to be beneficially owned by Oaktree for purposes of the reporting requirements of the Securities Exchange Act of 1934.

(5) The Prudential Insurance Company of America directly owns 1,643,962 or 7.3% of the Common Shares and is the asset manager and principal beneficiary of the Gateway Recovery Trust which directly owns 3,744,652 or 16.6% of the Common Shares, and, therefore, The Prudential Insurance Company of America may be deemed to be a beneficial owner of such securities for purposes of the reporting requirements of the Securities Exchange Act of 1934.

(6) Includes options to purchase 431,666 Common Shares, all of which are immediately exercisable.

(7) D. Richard Masson is a general partner of TCW Special Credits and a principal of Oaktree Capital Management, LLC and therefore, may be deemed to control 5,966,926 of the Common Shares of TCW Special Credits, or 26.5% of the outstanding Common Shares of the Trust, and 6,196,188 of the Common Shares of Oaktree Capital Management, LLC, or 27.5% of the outstanding Common Shares of the Trust. Mr. Masson expressly disclaims such control and disclaims beneficial ownership of any securities beneficially owned by TCW Special Credits or Oaktree Capital Management, LLC.

(8) Represents options to purchase Common Shares held by the respective Trustee, all of which are immediately exercisable.

(9) Scott Haskins' employment with the Trust ended in October 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In November 1998, the Trust entered into an exchange agreement with the holders of the Preferred Shares wherein such holders agreed to exchange all of their Preferred Shares for Common Shares. The exchange agreement effectively accelerated the mandatory conversion of the Preferred Shares for Common Shares which was to occur in April 1999. As a result, all of the issued and outstanding Preferred Shares have been converted to Common Shares per the following: 1) TCW Group, Inc. exchanged 7,165,496 Preferred Shares in receipt of 7,553,253 Common Shares, and together with Common Shares owned prior to the exchange, may be deemed to be a beneficial owner of 38.3% of the Common Shares;

2) Oaktree Capital Management, LLC exchanged 5,134,156 Preferred Shares in receipt of 5,411,988 Common Shares, and together with Common Shares owned prior to the exchange, may be deemed to be a beneficial owner of 27.5% of the Common Shares and The Prudential Insurance Company of America exchanged 4,464,483 Preferred Shares in receipt of 4,464,483 Common Shares, and together with Common Shares owned prior to the exchange, may be deemed to be a beneficial owner of 23.9% of the Common Shares. See "Security Ownership of Certain Beneficial Owners and Management".

    Michael Joseph, a Trustee of the Trust, engages in real estate financing transactions and may from time to time assist the Trust in locating financing. In connection with such activities, the Trust may pay Mr. Joseph a finders or other fee. In conjunction with the new Line of Credit, Peregrine utilized the services of Mr. Joseph in negotiating the terms of the Line of Credit. E.S. Merriman was paid $275,000 for such services in March 1999.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                          PAGE
                                                                                                                        ---------
(A)        (1)        FINANCIAL STATEMENTS

                      Included in Part II of this report::
                        Report of Independent Accountants.............................................................      27-29
                        Balance Sheets................................................................................         30
                        Statements of Operations......................................................................      31-32
                        Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders' Equity
                          (Deficit) Accounts Attributable to Common Shares of Beneficial Interest.....................      33-34
                        Statements of Cash Flows......................................................................         35
                        Notes to Financial Statements.................................................................      36-60

(A)        (2)        FINANCIAL STATEMENT SCHEDULES AND EXHIBITS FILED

Schedule III   Real Estate and Accumulated Depreciation...............................................................      76-80

Schedule IV  Mortgage Loans on Real Estate............................................................................      81-82

    The statements and schedules referred to above should be read in conjunction with the financial statements with notes thereto included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the financial statements or notes thereto.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1998.

(c) Exhibits

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------

 3.1(a)    Restated Declaration of Trust of The Peregrine Real Estate Trust (1)

 3.1(b)    Bylaws of The Peregrine Real Estate Trust (1)

10.1       Second Amended and Restated Note Agreement dated September 27, 1994, by and among Commonwealth Equity
           Trust, the Noteholders named therein, and The Prudential Insurance Company of America as Agent for the
           Noteholders (1)

10.1.1     First Amendment to Second Amended and Restated Note Agreement dated February 16, 1995.

10.1.2     Second Amendment to Second Amended and Restated Note Agreement dated December 4, 1997, by and among The
           Peregrine Real Estate Trust, the Noteholders named therein, and The Prudential Insurance Company of
           America as agent for the Noteholders (8)

10.1.3     Third Amendment to the Second Amended and Restated Note Agreement dated May 1, 1998, By and Among The
           Peregrine Real Estate Trust, the Noteholders Named Therein, and The Prudential Insurance Company of
           America as Agent for the Noteholders. (10)

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
10.1.4     Fourth Amendment to the Second Amended and Restated Note Agreement dated June 30, 1998, By and Among The
           Peregrine Real Estate Trust, the Noteholders Named Therein, and The Prudential Insurance Company of
           America as Agent for the Noteholders. (10)

10.1.5     Fifth Amendment to the Second Amended and Restated Note Agreement dated February 15, 1999. (13)

10.2.      Redeemable Convertible Preferred Stock Purchase Agreement dated as of October 1, 1994, by and among The
           Peregrine Real Estate Trust, Pacific Mutual Life Insurance Company, The Prudential Insurance Company of
           America, PRUCO Life Insurance Company, ORIX USA Corporation, Weyerhaeuser Company Master Retirement
           Trust, TCW Special Credits Fund IV, TCW Special Credits Plus Fund, TCW Special Credits Trust IV, and TCW
           Special Credits Trust IVA (1)

10.3       Registration Rights Agreement dated as of October 1, 1994, by and among The Peregrine Real Estate Trust,
           Pacific Mutual Life Insurance Company, The Prudential Insurance Company of America, PRUCO Life Insurance
           Company, ORIX USA Corporation, Weyerhaeuser Company Master Retirement Trust, TCW Special Credits Fund
           IV, TCW Special Credits Plus Fund, TCW Special Credits Trust IV, and TCW Special Credits Trust IVA (1)

10.4       Services and Confidentiality Agreement dated October 1, 1994, between Commonwealth Equity Trust and FAMA
           Management, Inc. (1)

10.5       Third Amended Plan of Reorganization of Commonwealth Equity Trust (2)

10.6       Stock Purchase Agreement, dated as of January 3, 1997, by and between The Peregrine Real Estate Trust and CalREIT Investors Limited Partnership (3)

10.7       Form of Indemnification Agreement (4)

10.8       The Peregrine Real Estate Trust Trustee Stock Option Plan (5)

10.9       Form of Indemnification Agreement (7)

10.10      Loan and Security Agreement dated December 4, 1997, by and among The Peregrine Real Estate Trust and
           Fleet Capital Corporation (8)

10.10.1    Amendment Number One To Loan And Security Agreement dated June 30, 1998 by and between Fleet Capital
           Corporation and Peregrine Real Estate Trust. (11)

10.11      Employment Agreement between The Peregrine Real Estate Trust and Roger D. Snell, dated September 30,
           1997 (9)

10.12      Exchange Agreement dated November 2, 1998. (12)

10.13      Agreement of Purchase and Sale dated March 23, 1998 between J. Nebout and P. Nebout as trustees of the
           P. Nebout and J. Nebout inter vivos trust dated July 20, 1995, as seller, and The Peregrine Real Estate
           Trust, as buyer. (10)

10.14      Loan and Security Agreement dated February 15, 1999, by and among The Peregrine Real Estate Trust,
           d.b.a. WinShip Properties, and Fremont Investment & Loan. (13)

10.15      Secured Promissory Note dated February 15, 1999, by and among The Peregrine Real Estate Trust, d.b.a.
           WinShip Properties, and Fremont Investment & Loan. (13)

27         Financial Data Schedule

------------------------

(1) Incorporated herein by reference to Peregrine's Report on Form 8-K filed October 7, 1994.

(2) Incorporated herein by reference to Peregrine's Report on Form 8-K filed August 25, 1994.

(3) Incorporated herein by reference to Peregrine's Report on Form 8-K filed January 17, 1997.

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

(8) Incorporated herein by reference to Peregrine's Report on Form 8-K filed December 23, 1997.

(9) Incorporated herein by reference to Peregrine's Report on Form 10-K for the year ended December 31, 1997.

(10) Incorporated herein by reference to Peregrine's Report on Form 8-K filed on July 16, 1998.

(11) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended June 30, 1998.

(12) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended September 30, 1998.

(13) Incorporated herein by reference to Peregrine's Report on Form 8-K filed March 19, 1999.

THE PEREGRINE REAL ESTATE TRUST
  SCHEDULE III-- REAL ESTATE AND ACCUMULATED DEPRECIATION
  DECEMBER 31, 1998  PAGE 1 PART A

                                                                     COLUMN C
                                                           ----------------------------
                                                                                                    COLUMN D
                                                                                         ------------------------------
                                                              INITIAL COST TO TRUST
                                                           ----------------------------     COST CAPITALIZATION AND
                                                                           BUILDINGS,        WRITE-DOWNS SUBSEQUENT
                 COLUMN A                     COLUMN B                    IMPROVEMENTS           TO ACQUISITION
------------------------------------------  -------------                 AND PERSONAL   ------------------------------
               DESCRIPTION                  ENCUMBRANCES       LAND         PROPERTY     IMPROVEMENTS(1)  CARRYING COST
------------------------------------------  -------------  -------------  -------------  ---------------  -------------
RETAIL SHOPPING CENTERS:
  Regency Plaza Shopping Center,
    Sacramento, California................   $ 8,651,000   $   4,200,000  $   7,056,000   $    (149,000)    $      --
  University Village Shopping Center,
    Sacramento, California................     7,557,000         877,000      6,142,000         965,000            --
  TGI Friday's, Citrus Heights,
    California............................            --         450,000      1,125,000         (39,000)           --
  Sunrise Hills, Citrus Heights,
    California............................     4,229,000       2,316,000      3,192,000        (309,000)           --
                                            -------------  -------------  -------------  ---------------       ------
Total Retail Shopping Centers.............    20,437,000       7,843,000     17,515,000         468,000            --
                                            -------------  -------------  -------------  ---------------       ------
OFFICE BUILDINGS:
  One Sunrise Park, Rancho Cordova,
    California............................            --         356,000      1,092,000         404,000            --
  16th and K Streets, Sacramento,
    California                                        --         388,000      2,677,000         278,000            --
  Town Center Office Park, Signal Hill,
    California............................            --       1,293,000      3,313,000         144,000            --
  Hurley Ethan Office Park I, Sacramento,
    California............................     1,171,000         410,000      1,237,000         665,000            --
  Hurley Ethan Office Park II, Sacramento,
    California............................     2,344,000         827,000      1,391,000         613,000            --
  3900 Lennane Drive, Sacramento,
    California                                        --         427,000      1,530,000         648,000            --
                                            -------------  -------------  -------------  ---------------       ------
Total Office Buildings....................     3,515,000       3,701,000     11,240,000       2,752,000            --
                                            -------------  -------------  -------------  ---------------       ------
INDUSTRIAL BUILDINGS:
  11135 Trade Center Drive, Rancho
    Cordova, California                               --         567,000      1,739,000         756,000            --
  11167 Trade Center Drive, Rancho
    Cordova, California                               --         402,000        567,000          37,000            --
  Parkway Center, El Dorado Hills,
    California............................            --         233,000      1,048,000         246,000            --
  Mallory Service Center, Walnut Creek,
    California............................            --         852,000        154,000          11,000            --
                                            -------------  -------------  -------------  ---------------       ------
Total Industrial Buildings................            --       2,054,000      3,508,000       1,050,000            --
                                            -------------  -------------  -------------  ---------------       ------
MINI-STORAGE FACILITIES:
  Burbank Mini-Storage, Santa Rosa,
    California............................            --         475,000        980,000          55,000            --

                                                                     COLUMN C
                                                           ----------------------------
                                                                                                    COLUMN D
                                                                                         ------------------------------
                                                              INITIAL COST TO TRUST
                                                           ----------------------------     COST CAPITALIZATION AND
                                                                           BUILDINGS,        WRITE-DOWNS SUBSEQUENT
                 COLUMN A                     COLUMN B                    IMPROVEMENTS           TO ACQUISITION
------------------------------------------  -------------                 AND PERSONAL   ------------------------------
               DESCRIPTION                  ENCUMBRANCES       LAND         PROPERTY     IMPROVEMENTS(1)  CARRYING COST
------------------------------------------  -------------  -------------  -------------  ---------------  -------------
  Downtown Mini-Storage, Sacramento,
    California............................            --          Leased      1,340,000          (2,000)           --
                                            -------------  -------------  -------------  ---------------       ------
Total Mini-Storage Facilities.............            --         475,000      2,320,000          53,000            --
                                            -------------  -------------  -------------  ---------------       ------
HOTELS:
  Chico Holiday Inn, Chico, California....            --         480,000      4,337,000        (785,000)           --
  Sacramento Holiday Inn, Sacramento,
    California............................            --       2,297,000      5,719,000       6,539,000            --
  Walnut Creek Holiday Inn, Walnut Creek,
    California............................            --       1,099,000      1,812,000       1,721,000            --
  Concord Inn, Concord, California........            --       3,820,000      5,209,000         263,000            --
                                            -------------  -------------  -------------  ---------------       ------
Total Hotels..............................            --       7,696,000     17,077,000       7,738,000            --
                                            -------------  -------------  -------------  ---------------       ------
Total Investment in Real Estate...........   $23,952,000   $  21,769,000  $  51,660,000   $  12,061,000     $      --
                                            -------------  -------------  -------------  ---------------       ------
                                            -------------  -------------  -------------  ---------------       ------
PARTNERSHIPS:
  CR Properties, Sacramento, California...   $        --   $          --  $          --   $          --     $      --
                                            -------------  -------------  -------------  ---------------       ------
Total Investment in Partnerships..........   $        --   $          --  $          --   $          --     $      --
                                            -------------  -------------  -------------  ---------------       ------
                                            -------------  -------------  -------------  ---------------       ------
Total Investment in Real Estate and
  Partnerships............................   $23,952,000   $  21,769,000  $  51,660,000   $  12,061,000     $      --
                                            -------------  -------------  -------------  ---------------       ------
                                            -------------  -------------  -------------  ---------------       ------

                        THE PEREGRINE REAL ESTATE TRUST

              SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1998  PAGE 1 PART B

          COLUMN A                          COLUMN E                   COLUMN F        COLUMN G        COLUMN H        COLUMN I
----------------------------  ------------------------------------  --------------  ---------------  -------------  ---------------
                                     GROSS AMOUNT AT WHICH                                                           LIFE ON WHICH
                                   CARRIED AT CLOSE OF PERIOD                                                       DEPRECIATION IN
                              ------------------------------------                                                   LATEST INCOME
                                         BUILDINGS AND               ACCUMULATED        DATE OF          DATE        STATEMENT IS
        DESCRIPTION             LAND     IMPROVEMENTS    TOTAL(2)   DEPRECIATION(3)  CONSTRUCTION      ACQUIRED        COMPUTED
----------------------------  ---------  -------------  ----------  --------------  ---------------  -------------  ---------------
RETAIL SHOPPING CENTERS:
  Regency Plaza Shopping
    Center, Sacramento,
    California..............  $4,200,000  $ 6,907,000   $11,107,000   $  486,000            1986            5/85        31 Years
  University Village
    Shopping Center,
    Sacramento,
    California..............    877,000     7,107,000    7,984,000       565,000            1975           12/86        32 Years
  TGI Friday's, Citrus
    Heights, California.....    450,000     1,086,000    1,536,000       105,000            1984            1/87        32 Years
  Sunrise Hills, Citrus
    Heights, California.....  2,316,000     2,883,000    5,199,000       126,000            1981            1/89        34 Years
                              ---------  -------------  ----------  --------------
Total Retail Shopping
  Centers...................  7,843,000    17,983,000   25,826,000     1,282,000
                              ---------  -------------  ----------  --------------
OFFICE BUILDINGS:
  One Sunrise Park, Rancho
    Cordova, California.....    356,000     1,496,000    1,852,000       328,000            1982            8/83        24 Years
  16th and K Streets,
    Sacramento,
    California..............    388,000     2,955,000    3,343,000       319,000            1987            8/87        33 Years
  Town Center Office Park,
    Signal Hill,
    California..............  1,293,000     3,457,000    4,750,000       424,000            1983           12/87        33 Years
  Hurley Ethan Office Park
    I, Sacramento,
    California..............    410,000     1,902,000    2,312,000       344,000            1978            4/88        34 Years
  Hurley Ethan Office Park
    II, Sacramento,
    California..............    827,000     2,004,000    2,831,000       427,000            1981            6/88        34 Years
  3900 Lennane Drive,
    Sacramento,
    California..............    427,000     2,178,000    2,605,000       137,000            1984            5/88        34 Years
                              ---------  -------------  ----------  --------------
Total Office Buildings......  3,701,000    13,992,000   17,693,000     1,979,000
                              ---------  -------------  ----------  --------------
INDUSTRIAL BUILDINGS:
  11135 Trade Center Drive,
    Rancho Cordova,
    California..............    567,000     2,495,000    3,062,000       644,000            1984            5/88        34 Years
  11167 Trade Center Drive,
    Rancho Cordova,
    California..............    402,000       604,000    1,006,000        58,000            1984            5/88        34 Years
  Parkway Center, El Dorado
    Hills, California.......    233,000     1,294,000    1,527,000       243,000            1985            1/88        33 Years
  Mallory Service Center,
    Walnut Creek,
    California..............    852,000       165,000    1,017,000        18,000            1970           10/88        34 Years
                              ---------  -------------  ----------  --------------
Total Industrial
  Buildings.................  2,054,000     4,558,000    6,612,000       963,000
                              ---------  -------------  ----------  --------------

                                                                     (Continued)

                        THE PEREGRINE REAL ESTATE TRUST

              SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1998  PAGE 2 PART B

         COLUMN A                          COLUMN E                    COLUMN F       COLUMN G      COLUMN H        COLUMN I
---------------------------  -------------------------------------  --------------  ------------  -------------  ---------------
                                     GROSS AMOUNT AT WHICH                                                        LIFE ON WHICH
                                  CARRIED AT CLOSE OF PERIOD                                                     DEPRECIATION IN
                             -------------------------------------                                                LATEST INCOME
                                         BUILDINGS AND               ACCUMULATED      DATE OF         DATE        STATEMENT IS
        DESCRIPTION             LAND     IMPROVEMENTS    TOTAL(2)   DEPRECIATION(3) CONSTRUCTION    ACQUIRED        COMPUTED
---------------------------  ----------  -------------  ----------  --------------  ------------  -------------  ---------------
MINI-STORAGE FACILITIES:
  Burbank Mini-Storage,
    Santa Rosa,
    California.............     475,000     1,035,000    1,510,000        129,000          1984          4/85        30 Years
  Downtown Mini-Storage,
    Sacramento,
    California.............      Leased     1,338,000    1,338,000        134,000          1980          3/88        33 Years
                             ----------  -------------  ----------  --------------
Total Mini-Storage
  Facilities...............     475,000     2,373,000    2,848,000        263,000
                             ----------  -------------  ----------  --------------
HOTELS:
  Chico Holiday Inn, Chico,
    California.............     480,000     3,552,000    4,032,000        962,000     1972/1979          9/86        32 Years
  Sacramento Northeast,
    Sacramento,
    California.............   2,297,000    12,258,000   14,555,000      1,376,000          1978          9/86        32 Years
  Walnut Creek Holiday Inn,
    Walnut Creek,
    California.............   1,099,000     3,533,000    4,632,000        677,000          1987          3/85        33 Years
  Concord Inn, Concord,
    California.............   3,820,000     5,472,000    9,292,000        115,000     1967/1985          7/98        40 Years
                             ----------  -------------  ----------  --------------
Total Hotels...............   7,696,000    24,815,000   32,511,000      3,130,000
                             ----------  -------------  ----------  --------------
Total Investment in Real
  Estate...................  $21,769,000  $63,721,000   $85,490,000  $  7,617,000
                             ----------  -------------  ----------  --------------
                             ----------  -------------  ----------  --------------
PARTNERSHIPS:
  CR Properties,
    Sacramento,
    California.............  $       --   $        --   $       --   $         --
                             ----------  -------------  ----------  --------------
Total Investment in
  Partnerships.............  $       --   $        --   $       --   $         --
                             ----------  -------------  ----------  --------------
                             ----------  -------------  ----------  --------------
  Total Investment in Real
    Estate and
    Partnerships...........  $21,769,000  $63,721,000   $85,490,000  $  7,617,000
                             ----------  -------------  ----------  --------------
                             ----------  -------------  ----------  --------------

------------------------

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

                        THE PEREGRINE REAL ESTATE TRUST
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliation of total real estate carrying values for the year ended December 31, 1998, 1997 and 1996 are as follows:

                                                                              YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                             DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                                 1998          1997          1996
                                                                             ------------  ------------  ------------
ASSET RECONCILIATION:
  Balance, beginning of period.............................................   $70,384,000   $79,398,000  1$00,501,000
  Additions:
    Fair market value of assets acquired through foreclosure...............           --            --     1,751,000
    Purchase of assets.....................................................    8,991,000            --            --
    Improvements...........................................................    6,903,000     1,303,000     2,514,000
    Reclassification from other assets.....................................           --            --         7,000
  Deductions:
    Elimination of CalREIT assets (1)......................................           --    (8,585,000)           --
    Real estate sold.......................................................     (788,000)     (966,000)  (12,920,000)
    Foreclosures/insubstance foreclosures..................................           --       (30,000)   (3,181,000)
    Valuation losses.......................................................           --      (459,000)   (2,888,000)
    SFAS 121 adjustments (2)...............................................           --      (277,000)   (6,386,000)
                                                                             ------------  ------------  ------------
  Balance, end of period...................................................   $85,490,000   $70,384,000   $79,398,000
                                                                             ------------  ------------  ------------
                                                                             ------------  ------------  ------------
ACCUMULATED DEPRECIATION RECONCILIATION:
  Balance, beginning of period.............................................   $4,684,000    $1,986,000    $6,001,000
  Fresh start adjustment...................................................           --            --            --
                                                                             ------------  ------------  ------------
  Adjusted beginning balance...............................................    4,684,000     1,986,000     6,001,000
  Additions:
    Depreciation...........................................................    2,959,000     2,997,000     2,439,000
  Deductions:
    Elimination of CalREIT assets (1)......................................           --            --            --
    Accumulated depreciation on real estate sold...........................      (26,000)      (22,000)      (68,000)
    SFAS 121 adjustments (2)...............................................           --      (277,000)   (6,386,000)
                                                                             ------------  ------------  ------------
  Balance, end of period...................................................   $7,617,000    $4,684,000    $1,986,000
                                                                             ------------  ------------  ------------
                                                                             ------------  ------------  ------------

------------------------

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

                        THE PEREGRINE REAL ESTATE TRUST
                   SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
              (NOTES RECEIVABLE COLLATERALIZED BY DEEDS OF TRUST)
                               DECEMBER 31, 1998

                                                                                             COLUMN G
                                                                                             --------
                                                                                             VALUATION
                                                                                              WRITED
                                      COLUMN C                                  COLUMN F      DOWNS
                           COLUMN B   --------       COLUMN D       COLUMN E   -----------     AND
        COLUMN A           --------    FINAL     -----------------  --------   FACE AMOUNT   DEFERRED
-------------------------  INTEREST   MATURITY       PERIODIC        PRIOR      OF NOTES      GAINS
DESCRIPTION                  RATE       DATE       PAYMENT TERMS     LIENS     RECEIVABLE      (2)
-------------------------  --------   --------   -----------------  --------   -----------   --------
FIRST DEEDS OF TRUST:
                                                 Monthly principal
  Office/Retail Building,                        and interest
    Fullerton                                    payments of
    California...........   9.50%       2004     $3,713               N/A       $405,000     $78,000

                                  COLUMN H
                           -----------------------
                                        PRINCIPAL
                                        AMOUNT OF
                                          LOANS
                                        SUBJECT TO
                            CARRYING    DELINQUENT
        COLUMN A             AMOUNT     PRINCIPAL
-------------------------   OF NOTES        OR
DESCRIPTION                RECEIVABLE    INTEREST
-------------------------  ----------   ----------
FIRST DEEDS OF TRUST:

  Office/Retail Building,
    Fullerton
    California...........   $327,000       None

------------------------------

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

                        THE PEREGRINE REAL ESTATE TRUST
                   SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE

    A summary of activity for note receivable collateralized by deeds of trust for the years ended December 31, 1998, 1997 and 1996, are as follows:

                                                                        YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                                       DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                                           1998          1997           1996
                                                                       ------------  -------------  -------------
Balance, beginning of period.........................................   $  332,000   $   2,296,000  $  14,627,000
  Additions:
    New loans........................................................           --              --             --
    Recognition of deferred gain.....................................        1,000           1,000         55,000
  Deductions:
    Elimination of CalREIT notes receivable, net (1).................           --      (1,575,000)            --
    Collections of principal.........................................       (6,000)       (390,000)       (54,000)
    Collections of principal from prepayments........................           --              --     (2,240,000)
    Book value of notes receivable sold..............................           --              --     (8,892,000)
    Book value of notes receivable foreclosed upon...................           --              --     (1,200,000)
    Deductions from loss on prepayment of notes receivable...........           --              --             --
    Deductions from valuation losses and deferred gains on notes
      receivable.....................................................           --              --             --
                                                                       ------------  -------------  -------------
    Balance, end of period...........................................   $  327,000   $     332,000  $   2,296,000
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------

------------------------

(1) Amount is deducted to reflect Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1999      /s/ LARRY KNORR
-------------   ------------------------
     Date       Vice President and Chief
                   Accounting Officer

March 31, 1999     /s/ ROGER D. SNELL
-------------   ------------------------
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

March 31, 1999     /s/ ROGER D. SNELL
-------------   ------------------------
     Date            Roger D. Snell
                    President, Chief
                   Executive Officer,
                Chairman of the Board of
                  Trustees and Acting
                       Secretary

March 31, 1999   /s/ MICHAEL C. JOSEPH
-------------   ------------------------
     Date          Michael C. Joseph
                        Trustee

March 31, 1999     /s/ RICHARD MASSON
-------------   ------------------------
     Date            Richard Masson
                        Trustee

March 31, 1999       /s/ CARSON R.
-------------          MCKISSICK
     Date       ------------------------
                  Carson R. McKissick
                        Trustee

March 31, 1999    /s/ MATTHEW L. WITTE
-------------   ------------------------
     Date           Matthew L. Witte
                        Trustee