Form 10-Q
period 1999-03-31
PEREGRINE REAL ESTATE TRUST
filed 1999-05-17
CIK 314485

             FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURTIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

                                OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________ to __________________

Commission file number 0-9097

                         The Peregrine Real Estate Trust
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                   California                             94-2255677
---------------------------------                       -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of April 20, 1999, there were 22,552,440 outstanding Common Shares of Beneficial Interest. As of April 20, 1999, there were 2,319,915 outstanding Common Shares of Beneficial Interest held by non-affiliates of the registrant.

------------------------------------------------------------------------------

                         THE PEREGRINE REAL ESTATE TRUST

------------------------------------------------------------------------------


INDEX                                                                                   PAGE
PART I.    FINANCIAL INFORMATION

           Item 1:           Financial Statements

                             Balance Sheets -

                                 March 31, 1999 and December 31, 1998                      1

                             Statements of Operations -
                                 For the Three Months Ended
                                 March 31, 1999 and 1998                                 2-3

                             Statements of Cash Flows -
                                 For the Three Months Ended
                                 March 31, 1999 and 1998                                   4

                             Notes to Financial Statements                            5 - 10

           Item 2:           Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations       11 - 17

           Item 3:           Quantitative and Qualitative Disclosure about
                                 Market Risk                                            18

PART II.   OTHER INFORMATION

           Item 6:           Exhibits and Reports on Form 8-K                          19-21


                          PART I: FINANCIAL INFORMATION

                         THE PEREGRINE REAL ESTATE TRUST

                                 BALANCE SHEETS

                                                                                              MARCH 31,             DECEMBER 31,
                                                                                                1999                    1998
                                                                                            (UNAUDITED)              (AUDITED)
                                                                                            --------------         ---------------
                                          Assets
Investments:
       Commercial and hotel properties, net of accumulated depreciation of $8,056,000
            and $7,617,000 at March 31, 1999 and December 31, 1998, respectively            $  76,492,000          $   77,873,000
       Notes receivable, net of deferred gains of $78,000 at March 31, 1999 and
            December 31, 1998, respectively                                                       326,000                 327,000
                                                                                            --------------         ---------------
                                                                                               76,818,000              78,200,000

       Cash                                                                                       699,000                 165,000
       Restricted cash                                                                            215,000                 215,000
       Rents, accrued interest, and other receivables, net of allowance of $0 at
            March 31, 1999 and December 31, 1998, respectively                                    349,000                 605,000
       Other assets                                                                             2,702,000               1,860,000
                                                                                            --------------         ---------------
                         Total assets                                                       $  80,783,000          $   81,045,000
                                                                                            --------------         ---------------
                                                                                            --------------         ---------------


                            Liabilities and Shareholders' Equity
Liabilities:
       Line of Credit                                                                       $  32,494,000          $   24,478,000
       Senior Notes Payable                                                                    16,074,000              26,074,000
       Long-term notes payable, collateralized by deeds of trust on commercial
            properties                                                                         23,863,000              23,952,000
       Accounts payable and accrued liabilities                                                 2,131,000               2,246,000
       Other liabilities                                                                          355,000                 392,000
                                                                                            --------------         ---------------

                         Total Liabilities                                                     74,917,000              77,142,000
Commitments and contingencies (Note 5 to financial statements)

Common Shares of Beneficial Interest:  50,000,000 shares authorized; 22,553,000
     shares outstanding at March 31, 1999 and December 31, 1998                                47,405,000              47,405,000
Accumulated deficit                                                                           (41,539,000)            (43,502,000)
                                                                                            --------------         ---------------
                         Total Shareholders Equity                                              5,866,000               3,903,000
                                                                                            --------------         ---------------
                         Total liabilities and shareholders' equity                         $  80,783,000          $   81,045,000
                                                                                            --------------         ---------------
                                                                                            --------------         ---------------

                 See accompanying notes to financial statements

                                    THE PEREGRINE REAL ESTATE TRUST
                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31

REVENUES:                                                                     1999                          1998
                                                                          --------------               ---------------
       Hotel property                                                     $   2,943,000                $    3,195,000
       Commercial property                                                    2,180,000                     2,182,000
       Interest                                                                  14,000                        36,000
       Other                                                                      5,000                        15,000
                                                                          --------------               ---------------
                                                                              5,142,000                     5,428,000
                                                                          --------------               ---------------
                                                                          --------------               ---------------
EXPENSES:

       Hotel property operating expenses                                      2,958,000                     2,526,000
       Commercial property operating expenses                                   700,000                       736,000
       Commercial and hotel property management fees                              4,000                            --
       Depreciation and amortization                                            898,000                       811,000
       Interest                                                               1,707,000                     1,331,000
       General and administrative                                               891,000                       744,000
                                                                          --------------               ---------------
                                                                              7,158,000                     6,148,000
                                                                          --------------               ---------------
            Loss before gain on sale of investments                          (2,016,000)                     (720,000)

GAIN ON SALE OF INVESTMENTS                                                   3,979,000                            --
                                                                          --------------               ---------------
       Net income (loss)                                               $      1,963,000             $        (720,000)
                                                                          --------------               ---------------
                                                                          --------------               ---------------



                  See accompanying notes to financial statements

                               THE PEREGRINE REAL ESTATE TRUST
                            STATEMENTS OF OPERATIONS - CONTINUED
                                         (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31
                                                                              1999                          1998
                                                                          --------------               ---------------
Income (loss) per Common Share of Beneficial Interest:
       Net Income (loss)                                                  $    1,963,000               $     (720,000)
       Preferred Stock dividends, net of discounts                                   --                      (745,000)
       Accretion of discounts on Preferred Stock                                     --                      (124,000)
                                                                          --------------               ---------------
       Net income (loss) attributable to Common Shares of Beneficial
           Interest                                                       $   1,963,000                $   (1,589,000)
                                                                          --------------               ---------------
                                                                          --------------               ---------------
       Net income (loss) per share attributable to Common Shares of
            Beneficial Interest, basic and diluted                        $        .09                 $        (0.33)
                                                                          --------------               ---------------
                                                                          --------------               ---------------
       Weighted average number of Common Shares of Beneficial
           Interest outstanding, basic and diluted                           22,553,000                     4,881,000



             See accompanying notes to financial statements.

                             THE PEREGRINE REAL ESTATE TRUST
                                 STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                      (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         1999                    1998
                                                                                     -------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                             $  1,963,000            $    (720,000)
                                                                                     -------------           --------------
       Adjustments to reconcile net income (loss) to net cash (used in)
       provided
           by operating activities:
           Interest, fees and reimbursable expenses added to principal
                 balance of debt                                                          552,000                  218,000
           Depreciation and amortization                                                  898,000                  811,000
           Gain on sale of investments                                                 (3,979,000)                      --
       Changes in other assets and liabilities:
           Decrease in rents, accrued interest, and other receivables                     256,000                  152,000
           (Decrease) increase in other assets                                            115,000                 (284,000)
           (Decrease) increase in accounts payable and accrued liabilities               (115,000)                 406,000
           (Decrease) increase in other liabilities                                       (37,000)                   8,000
                                                                                     -------------           --------------
                     Total adjustments                                                 (2,310,000)               1,311,000
                                                                                     -------------           --------------
                     Net cash (used in) provided by operating activities                 (347,000)                 591,000
                                                                                     -------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of marketable securities                                                   --                (499,000)
           Proceeds from the sale and maturity of the market securities                        --                  516,000
           Proceeds from the sales of investments                                      7,750,000                        --
           Improvements to commercial and hotel properties                            (3,248,000)                (192,000)
           Purchase of office equipment                                                  (12,000)                 (49,000)
           Principal collections on notes receivable                                        1,000                    2,000
                                                                                     -------------           --------------
                     Net cash provided by (used in) investing activities                4,491,000                (222,000)
                                                                                     -------------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal payments on long-term notes payable                                 (89,000)                 (82,000)
           Principal payments on Senior Notes                                        (10,000,000)                       --
           Borrowings on Line of Credit, net                                           6,479,000                        --
           Increase in restricted cash                                                         --                 (19,000)
                                                                                     -------------           --------------
                     Net cash (used in) financing activities                           (3,610,000)                (101,000)
                                                                                     -------------           --------------
Net increase in cash                                                                      534,000                  268,000
Cash, beginning of period                                                                 165,000                1,247,000
                                                                                     -------------           --------------
Cash, end of period                                                              $        699,000         $      1,515,000
                                                                                     -------------           --------------
                                                                                     -------------           --------------


                     See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------


1. Organization, Summary of Significant Accounting Policies and Chapter 11 Proceedings

                                  ORGANIZATION

         The Peregrine Real Estate Trust (d.b.a. WinShip Properties), (f.k.a. Commonwealth Equity Trust) ("Peregrine" or the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated July 31, 1973, and pursuant to a Plan of Reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code was reorganized under a Restated Declaration of Trust dated October 7, 1994 (the "Effective Date").

         At March 31, 1999, Peregrine owned fourteen commercial properties located primarily in the Sacramento area, four hotel properties located in northern California, a partnership interest, and one mortgage note secured by real property.

                              BASIS OF PRESENTATION

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1998 audited financial statements and notes thereto, included in The Peregrine Real Estate Trust's Annual Report on Form 10-K.

                           NET INCOME (LOSS) PER SHARE

         Net income (loss) per Common Share of Beneficial Interest, basic and diluted, has been computed and presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", ("SFAS 128"). The weighted-average number of Common Shares of Beneficial Interest outstanding during the three month periods ended March 31, 1999 and 1998 was 22,553,000 and 4,881,000, respectively. Common Shares of Beneficial Interest equivalents are anti-dilutive for the three month periods ended March 31, 1999 and 1998, and are not considered in calculating net income (loss) per Common Share of Beneficial Interest.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

1.       ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED

                           COMPREHENSIVE INCOME (LOSS)

         On January 1, 1998, the Trust adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement. Comprehensive income (loss) includes net income
(loss) and other comprehensive income (loss). For the quarter ended March 31, 1999, and 1998, the Trust had no other comprehensive income (loss) items.

                                 INCOME TAXES

         No provision for income taxes for the quarter ended March 31, 1999, has been recorded in the accompanying financial statement as the Trust has sufficient tax operating loss carry forwards available to apply against income taxes due for 1999, if any.

2.       COMMERCIAL AND HOTEL PROPERTIES

         At March 31, 1999, there were no commercial or hotel properties classified as "held-for-sale". At December 31, 1998, Burbank Mini-Storage with a total carrying value of $1,373,000 and 3900 Lennane with a total carrying value of $ 2,438,000 were classified as "held-for-sale" (and were sold March 12, 1999).

3.       INVESTMENT IN MARKETABLE SECURITIES AVAILABLE-FOR-SALE

          At March 31, 1999, and December 31, 1998, the Trust had no marketable securities.

4.       RESTRICTED CASH

         At March 31, 1999, and December 31, 1998 cash of $215,000 was restricted. The funds represent a portion of an Indemnity Trust Fund that was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, is restricted as to use for a period of three years ending May 29, 2000.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

5.       COMMITMENTS AND CONTINGENCIES

                              CAPITAL EXPENDITURES

         At March 31,1999, Peregrine's capital expenditure commitments include approximately $1,200,000, $400,000 and $225,000 to complete refurbishments at the Sacramento, Walnut Creek and Chico hotel properties; approximately $4,300,000, to refurbish the Concord hotel of which $2,300,000 is required to be spent as a condition to the grant of the Holiday Inn franchise license for the Concord hotel.

                          FINANCIAL STATUS OF PEREGRINE

         At March 31, 1999, management of Peregrine believes, because of the Trust's borrowing capacity and improving conditions of the economy and the commercial and hotel industries, it will be able to fund its day-to-day business operations, and meet its debt service obligations on its Line of Credit, first mortgage notes, Senior Lender Group, and fund its capital expenditures for the remainder of 1999.

6.       GAIN ON SALE OF INVESTMENTS

         On March 12, 1999, Peregrine sold an office building located at 3900 Lennane, Sacramento, California, to the Parsons Family Partnership for a gross sales price of $4,800,000 resulting in a gain of $1,999,000.

         On March 12, 1999, Peregrine sold a mini storage facility located at 1435 Sebastopol, Santa Rosa, California to James Ledwith, an individual, for a gross sales price of $3,625,000 resulting in a gain of $1,980,000.

         For the three month period ended March 31, 1998, there were no gains or losses from the foreclosure or sale of investment.

7.       RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 1999, Peregrine utilized the services of one of its trustees, Michael Joseph (E.S. Merriman), for negotiating the terms of the Line of Credit, and was paid $275,000 for such services.

         For the three months ended March 31, 1998, Peregrine paid $10,000 to one of its then current officers, Brian Engstrom, for services performed as a consultant prior to the commencement of his employment as an officer of the Trust.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

8.       STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

         Cash paid for interest during the three month periods ended March 31, 1999 and 1998, was $1,468,000 and $1,107,000, respectively.

9.       LINES OF CREDIT

         On March 10, 1999, Peregrine replaced the Fleet Capital Line of Credit ("Old Line of Credit") with a new line of credit pursuant to a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the new Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in specified periods. Under the terms of the Fifth Amendment and the new Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest at 8.6% for the first year, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points.

         The Trust applied approximately $27,500,000 of borrowings incurred under the new Line of Credit to repay all amounts outstanding under the Old Line of Credit. An additional $10,000,000 of borrowings incurred under the new Line of Credit was used to repay a portion of the amounts outstanding on the Senior Notes to the Senior Lender Group, which are held by entities that are also significant shareholders of the Trust. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course of business in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

9.       LINES OF CREDIT (CONTINUED)

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

10.      SENIOR NOTES PAYABLE

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

         In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow for three consecutive months. Also, no principal payments may be paid to the Senior Lender Group except from proceeds related to the sales of Peregrine properties. In the event of default under the terms of the Line of Credit there are no payments allowed to the Senior Lender Group. In addition, there are covenants related to events or conditions, which could have or result in a material adverse effect as defined in the applicable agreement.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

11.      OPERATING SEGMENTS

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

                                                (Numbers shown in thousands)
                  REVENUES
                 (EXCLUDING                                                                    NET
                  INTEREST     INTEREST    OPERATING   INTEREST                  GAIN/LOSS   INCOME/     TOTAL
   SEGMENT         INCOME)      INCOME     EXPENSES    EXPENSE     DEPRECIATION   ON SALES   (LOSS)      ASSETS
   -------       ----------    --------   ----------   --------    ------------  --------    ------     -------
FOR THREE MONTHS ENDED
 MARCH 31, 1999

Hotels               $2,943      $  --      $2,958       $ 659        $ 269      $   --    $ (943)     $32,708
Commercial            2,180         --         704       1,048          544       3,979     3,863       45,409
Corporate                 5         14         891          --           85          --      (957)       2,666
                ============ ========== =========== =========== ============ =========== ========== ===========
  Total              $5,128      $  14      $4,553     $ 1,707        $ 898     $ 3,979   $ 1,963     $ 80,783
                ============ ========== =========== =========== ============ =========== ========== ===========

FOR THREE MONTHS ENDED
 MARCH 31, 1998

Hotels               $3,195      $  --      $2,526      $  437        $ 283      $   --     $ (51)    $ 16,396
Commercial            2,182         --         736         894          512          --        40       50,551
Corporate                15         36         744          --           16          --      (709)       2,766
                ============= ========= =========== =========== ============= =========== ========== ==========
  Total              $5,392       $ 36      $4,006     $ 1,331        $ 811      $   --     $(720)    $ 69,713
                ============= ========= =========== =========== ============= =========== ========== ==========

12.      SUBSEQUENT EVENT

         On April 28, 1999, the Trust made a motion to the United States Bankruptcy Court to have a final motion and closing of the Trust's bankruptcy case that was filed in August 1993. The motion was granted and the final decree and closing of the Trust bankruptcy case was consummated.

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

OVERVIEW

         During the quarter ended March 31, 1999, management of Peregrine continued to concentrate on the development and implementing of an operating strategy designed to maximize the income stream from the commercial and hotel properties and to dispose of real estate assets with negative cash flows and/or which require significant capital expenditures. Pursuant to this strategy, management continued its efforts to improve the physical and operating condition of its commercial and hotel properties by completing repairs and deferred maintenance on the commercial properties, and completing required refurbishments at the hotel properties. In addition, management implemented plans to control the commercial and hotel operating expenses and improve occupancy and collections of rent.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES

         Total revenues were $5,142,000 during the three months ended March 31, 1999, down $286,000, or 5%, from total revenues of $5,428,000 during the three months ended March 31, 1998.

         HOTEL PROPERTY REVENUES. Hotel revenue was $2,943,000 for the three months ended March 31, 1999, a decrease of $252,000, or 8%, from $3,195,000 for the three months ended March 31, 1998. The decrease is primarily related to the Sacramento hotel having lower occupancy during the first three months of 1999 compared to 1998. The Sacramento hotel was closed due to required refurbishment being completed. The hotel reopened in January 1999. The lower revenue is slightly offset by revenues received from the Concord hotel, which was purchased in July 1998.

         COMMERCIAL PROPERTY REVENUES. Commercial property revenue decreased $2,000, or less than 1%, to $2,180,000 for the three months ended March 31, 1999, down from $2,182,000 for the three months ended March 31, 1998. The decrease is primarily attributable to the sales of the Commerce and Consumer industrial properties in fourth quarter of 1998, Burbank Mini-Storage facility, and 3900 Lenanne Office Park in March 1999, offset by higher occupancy at certain of the Trust's office buildings.

         INTEREST REVENUE. Interest revenue decreased $22,000, or 63%, from $36,000 for the three months ended March 31, 1998, to $14,000 for the three months ended March 31, 1999. The decrease is primarily attributable to a decrease in interest revenue resulting from decreased cash balances.

TOTAL EXPENSES

         Total expenses were $7,158,000 during the three months ended March 31, 1999, an increase of $1,010,000, or 16%, from total expenses of $6,148,000 during the three months ended March 31, 1998.

         HOTEL PROPERTY OPERATING EXPENSES. Operating expenses for the hotels increased $432,000, or 17%, from $2,526,000 during the three months ended March 31, 1998, to $2,958,000 during the three months ended March 31, 1999. The increase is attributable to operating expenses related to the Concord hotel, which was purchased in July 1998.

         COMMERCIAL PROPERTY OPERATING EXPENSES. Operating expenses for the commercial properties decreased $36,000, or 5%, to $700,000 during the three months ended March 31, 1999, down from $736,000 during the three months ended March 31, 1998. The decrease is primarily attributable to the absence of expenses for the Commerce and Consumer properties that were sold in August and September 1998, respectively.

         HOTEL AND COMMERCIAL PROPERTY MANAGEMENT FEES. Hotel and commercial property management fees increased $4,000, or 100%, from $0 for the three months ended March 31, 1999, to $4,000 for the three months ended March 31, 1999. The increase is attributable to management fees for the Downtown Mini-Storage facility paid to an outside management company in 1999.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $87,000, or 11%, to $898,000 for the three months ended March 31, 1999, up from $811,000 for the three months ended March 31, 1998. The increase is primarily attributable to an increase in depreciation and amortization at the hotel and commercial properties due to capital improvements, tenant improvements and lease commissions completed and incurred in 1998 and 1999, and the purchase of the Concord hotel in July 1998.

         INTEREST EXPENSE. Interest expense increased $376,000, or 28%, from $1,331,000 for the three months ended March 31, 1998, to $1,707,000 for the three months ended March 31, 1999. The increase is primarily attributable a higher average balance outstanding under the Line of Credit.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $147,000, or 20%, from $744,000 for the three months ended March 31, 1998, to $891,000 for the three months ended March 31, 1999. The increase is primarily attributable to an increase in wages and benefits resulting from increased staff; partially offset by a decrease in consulting costs.

GAIN ON SALE OF INVESTMENTS

         On March 12, 1999, Peregrine sold an office building located at 3900 Lennane, Sacramento, California, to the Parsons Family Partnership for a gross sales price of $4,800,000 resulting in a gain of $1,999,000.

         On March 12, 1999, Peregrine sold a mini storage facility located at 1435 Sebastopol, Santa Rosa, California to James Ledwith, an individual, for a gross sales price of $3,625,000 resulting in a gain of $1,980,000.

         For the three month period ended March 31, 1998, there were no gains or losses from the sale of investments.

DIVIDENDS

         Peregrine made no cash distributions during the three months ended March 31, 1999 or 1998. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

OCCUPANCY

         HOTEL AND COMMERCIAL PROPERTY OCCUPANCY. At March 31, 1999 and March 31, 1998, overall weighted occupancy levels for the Trust's properties were as follows:

                                        Overall Weighted Average Occupancy
       Property Type                March 31, 1999              March 31, 1998
       -------------                --------------              --------------
Retail Shopping Centers                   76%                         75%
Office Buildings                          82%                         73%
Industrial Buildings                      80%                         88%
Mini-Storage Facilities                   93%                         96%
Hotels                                    45%                         58%

         The overall weighted average occupancy level is calculated by multiplying the occupancy by square footage (or rooms available) and dividing the total by the total square footage (or rooms available) in the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         The Trust's unrestricted cash totaled $699,000 on March 31, 1999 down from $165,000 at December 31, 1998. During the three months ended
March 31, 1999, Peregrine's principal source of funds was from proceeds related to the sales of investments and funds available from the Line of Credit. At March 31, 1999, $5,910,000 remained available through the Line of Credit; however, pursuant to the Line of Credit Agreement, Peregrine is subject to certain restrictions and limitations on borrowing. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course of business in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes.

         On March 10, 1999, Peregrine replaced the Fleet Capital Line of Credit ("Old Line of Credit") with a new line of credit pursuant to a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the new Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in specified periods. Under the terms of the Fifth Amendment and the new Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest at 8.6% for the first year, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points.

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

         Debt service paid on Peregrine's first mortgage notes totaled $675,000 during the three months ended March 31, 1999. Total debt service requirements on first mortgage notes in 1999 are approximately $2,646,000. Interest paid on the Senior Lender Group Notes during the three months ended March 31, 1999 totaled $554,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 1999 currently estimated at $1,366,000, based on $16,074,000 principal outstanding.

         At March 31, 1999 Peregrine's short and long term cash commitments include approximately $1,200,000, $400,000 and $225,000 to complete refurbishments at the Sacramento, Walnut Creek and Chico hotel properties; approximately $4,300,000, to refurbish the Concord hotel of which $2,300,000 is required to be spent as a condition to the grant of the Holiday Inn franchise license for the Concord hotel. The refurbishments will be financed by borrowings against the Line of Credit. Peregrine is obligated to make debt service payments on its first mortgage notes of approximately $2,646,000 per year; interest on its Senior Notes, currently estimated at $1,366,000 per year; monthly interest payments on the Line of Credit, currently estimated at $1,950,000, repayment of its Line of Credit obligation on April 1, 2001; and repayment of principal on the Senior Notes in October 2000 currently estimated at $16,074,000.

         Based on cash flows from operations and its revolving Line of Credit, Peregrine anticipates that it will be able to fund its day-to-day business operations, meet its debt service obligations on its Line of Credit, first mortgage notes and Senior Lender Group Notes, and fund its capital expenditures through the end of 1999.

         Peregrine experienced a net increase in unrestricted cash of $534,000 for the three months ended March 31, 1999 as compared to a net increase in unrestricted cash of $268,000 for the three months ended March 31, 1998. For the three months ended March 31, 1999 cash used in operating activities was $347,000, a decrease of $938,000 from cash provided by operating activities for the three months ended March 31, 1998 of $591,000, primarily attributable to the gain record for the sale of investments. This was offset by a decrease in the payments of interest and fees on the Line of Credit, resulting from such interest and fees being added to the principal balance outstanding in 1999. Cash provided by investing activities during the three months ended March 31, 1999 was $4,491,000 compared to cash used in investing activities for the three month period ended March 31,1998 of $222,000. The decrease of $4,713,000 is primarily attributable to the proceeds from the sales of investments offset by improvements at the hotel and commercial properties during 1998 that were financed by the Line of Credit. Cash used in financing activities for the three months ending March 31, 1999 was $3,610,000 compared to $101,000 for the three months ended March 31, 1998. The increase of $3,509,000 is primarily due to draws on the Line of Credit for financing the hotel refurbishments.

SIGNIFICANT CHANGES IN THE ECONOMIC ENVIRONMENT

         Peregrine is exposed to market risk related to interest rates and inflation. Peregrine does not expect interest rates to materially fluctuate throughout year. Thus Peregrine's fixed and variable interest debt obligations will not be adversely affected in 1999. During 1998 and 1997, both rental rates and real estate values increased; therefore, the effect of inflation is not expected to have a significant effect on Peregrine's operations in 1999.

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

The Trust's plan to address the year 2000 issue affecting its application systems has three phases:

o In the first phase, Peregrine identified which systems required modification, replacement or no adjustment. An inventory of all financial application systems has been made and a plan for compliance developed. The plan was for both Information Technology ("IT"), such as Peregrine's accounting and property management system and non-IT systems such as elevators, phone system, fire sprinkler & control panel, etc. The determination of which systems required modification and a timetable for such modifications were completed in the first quarter of 1998.

o In the second phase, Peregrine made the necessary upgrades or modifications to both the IT and non-IT systems. For the IT systems the accounting, property and hotel management systems required replacement, and the Trust's operating system required upgrading. The

     Trust replaced its accounting, property and hotel management systems during 1998 with a new accounting and property management system for Windows. The new system has been certified by the vendor to be Year 2000 Compliant. The Trust has upgraded its Windows operating system with the purchase of Windows 98 for several computers and will be completing the process during the second quarter of 1999. The vendor has certified that Windows 98 is Year 2000 compliant. Peregrine purchased new personal computers and hardware, which have been certified by the vendors to be Year 2000 compliant. For non-IT systems, all required upgrades were completed in 1998. All of the elevators, fire alarms, heating & air conditioning ventilation, and security alarm systems were inspected by certified technicians to detect any possible interruptions related to the year 2000. Peregrine is in the process of upgrading the phone system and the Holiday Inn Encore & Holidex Reservation systems. These modifications are expected to be complete by mid-1999. The total cost for inspections, testing, and upgrades of computer software and hardware was approximately $60,000, which was incurred during 1998 and 1997.

o In the third phase, the Trust determined the Year 2000 readiness of relationships they have with vendors and service providers. The Trust conducted a survey of major vendors and service providers to determine their readiness and found that the majority of them will be compliant. For example, the Trust has received a letter from its major depository institution. The depository institution certified that its systems would be Year 2000 compliant. The determination of compliance for major vendors and service providers is complete.

     Peregrine believes that it has identified all significant operating issues that could affect day-to-day operations if Peregrine's systems are not compliant with the year 2000. However, should these programs fail, certain measures are being taken to ensure that the day-to-day operations of Peregrine's corporate office, commercial properties, and hotel properties would continue. Peregrine does not expect any material cost due to service interruptions. Peregrine will have several back-ups performed prior to December 31, 1999 and will be able to perform daily activities in a manual environment until a solution is found. Additionally, a plan is currently being formulated for emergency procedures if a system fails.

-------------------------------------------------------------------------------
Item 3.        Quantitative and Qualitative Disclosure about Market Risk
-------------------------------------------------------------------------------

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

                                   1999           2000            2001           2002           2003       Thereafter
                                   ----           ----            ----           ----           ----       ----------
Mortgage Notes                   $ 282,000      $ 409,000       $ 448,000   $ 19,722,000     $ 159,000     $2,842,000
  Average Interest Rate               9.5%           9.5%            9.5%           9.5%          8.7%           8.7%

Senior Notes                            --    $16,074,000              --             --            --             --
  Average Interest Rate               8.5%           8.5%

Revolving Line of Credit                --             --     $32,494,000             --            --             --
  Average Interest Rate               8.6%           8.6%            8.6%

PART II.  OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K
-------------------------------------------------------------------------------
(a)      Exhibits
-------------------------------------------------------------------------------

     Exhibit
      Number      Description
     -------      -----------
     3.1(a)       Restated Declaration of Trust of The Peregrine Real Estate
                  Trust (1)

     3.1(b)       Bylaws of The Peregrine Real Estate Trust (1)

    10.1          Second Amended and Restated Note Agreement dated September 27,
                  1994, by and among Commonwealth Equity Trust, the Noteholders named therein, and The Prudential Insurance Company of America as Agent for the Noteholders (1)

    10.1.1 First Amendment to Second Amended and Restated Note Agreement dated February 16, 1995. (14)

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

    10.2 Registration Rights Agreement dated as of October 1, 1994, by and among The Peregrine Real Estate Trust, Pacific Mutual Life
                  Insurance Company, The Prudential Insurance Company of
                  America, PRUCO Life Insurance Company, ORIX USA Corporation,
                  Weyerhaeuser Company Master Retirement Trust, TCW Special
                  Credits Fund IV, TCW Special Credits Plus Fund, TCW Special
                  Credits Trust IV, and TCW Special Credits Trust IVA (1)

    10.3.1        First Amendment to the Registration Rights Agreement. (14)

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

(13) Incorporated herein by reference to Peregrine's Report on Form 8-K filed March 22, 1999.

(14) Incorporated herein by reference to Peregrine's Report on Form 10-K for year ended December 31, 1998.

(b)      Reports on Form 8-K

         Form 8-K, reported in Item 2, the sale of an office building located on 3900 Lennane, Sacramento, California and the sale of a mini-storage facility located at 1435 Sebastopol, Santa Rosa, California.

         In Item 8, the entry into the Loan and Security Agreement, the Secured Promissory Note and the Fifth Amendment to the Second Amended and Restated Note Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE PEREGRINE REAL ESTATE TRUST

May 17, 1999                            /s/ Larry Knorr
------------                            --------------------------------
   Date                                 Larry Knorr
                                        Vice President and
                                        Chief Accounting Officer