Form 10-Q
period 1999-06-30
PEREGRINE REAL ESTATE TRUST
filed 1999-08-13
CIK 314485

            FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURTIES EXCHANGE ACT OF 1934

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999
                               -------------

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

                     1300 ETHAN WAY, SUITE 200, SACRAMENTO, CA 95825
                     -----------------------------------------------
                   (Address of principal executive offices) (Zip Code)

                             (916) 929-8244
                             --------------
        (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
    --------         -------

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X     No
    -----      ------

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of July 27, 1999, there were 22,552,440 outstanding Common Shares of Beneficial Interest. As of July 27, 1999 there were 2,319,915 outstanding Common Shares of Beneficial Interest held by non-affiliates of the registrant.

------------------------------------------------------------------------------
                       THE PEREGRINE REAL ESTATE TRUST
------------------------------------------------------------------------------

INDEX                                                                     PAGE

PART I.  FINANCIAL INFORMATION

         Item 1:   Financial Statements

                   Balance Sheets -
                    June 30, 1999 and December 31, 1998                     1

                   Statements of Operations -
                    For the Three Months and Six Months Ended
                    June 30,1999 and 1998                                 2-3

                   Statements of Cash Flows -
                    For the Six Months Ended
                    June 30, 1999 and 1998                                  4

                   Notes to Financial Statements                       5 - 11
         Item 2:   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       12-19

         Item 3:   Quantitative and Qualitative Disclosure about
                    Market Risk                                            20


PART II. OTHER INFORMATION

         Item 6:   Exhibits and Reports on Form 8-K                     21-23

                          PART I: FINANCIAL INFORMATION

                         THE PEREGRINE REAL ESTATE TRUST
                                BALANCE SHEETS

                                                                        JUNE 30,        DECEMBER 31,
                                                                          1998             1998
                                                                      (UNAUDITED)       (AUDITED)
                                                                     -------------     ------------
                                          ASSETS
Investments:
       Commercial and hotel properties, net of accumulated
        depreciation of $9,099,000 and $7,617,000 at
        June 30, 1999 and December 31, 1998, respectively             $ 76,705,000     $ 77,873,000

       Notes receivable, net of deferred gains of $77,000
        and $78,000 at June 30, 1999 and December 31, 1998,
        respectively                                                       324,000          327,000
                                                                      ------------     ------------
                                                                        77,029,000       78,200,000

       Cash                                                                642,000          165,000
       Restricted cash                                                     219,000          215,000
       Rents, accrued interest, and other receivables,
        net of allowance of $33,000 and $0 at June 30, 1999
        and December 31, 1998, respectively                                717,000          605,000
       Other assets                                                      2,460,000        1,860,000
                                                                      ------------     ------------
              Total assets                                            $ 81,067,000     $ 81,045,000
                                                                      ============     ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Line of Credit                                                 $ 32,592,000     $ 24,478,000
       Senior Notes Payable                                             16,074,000       26,074,000
       Long-term notes payable, collateralized by deeds
        of trust on commercial properties                               23,784,000       23,952,000
       Accounts payable and accrued liabilities                          2,057,000        2,246,000
       Other liabilities                                                   423,000          392,000
                                                                      ------------     ------------

              Total Liabilities                                         74,930,000       77,142,000

Commitments and contingencies (Note 5 to financial statements)

Common Shares of Beneficial Interest:  50,000,000 shares
  authorized; 22,553,000 shares outstanding at June 30, 1999
  and December 31, 1998                                                 47,405,000       47,405,000
Accumulated deficit                                                    (41,268,000)     (43,502,000)
                                                                      ============     ============

              Total shareholders' equity                                 6,137,000        3,903,000
                                                                      ------------     ------------


              Total liabilities and shareholders' equity              $ 81,067,000     $ 81,045,000
                                                                      ============     ============

                 See accompanying notes to financial statements

                       THE PEREGRINE REAL ESTATE TRUST
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                      1999           1998             1999            1998
                                                  -----------    -----------       -----------    -----------
REVENUES:
       Hotel property                             $ 4,278,000    $ 3,563,000       $ 7,221,000    $ 6,758,000
       Commercial property                          2,095,000      2,413,000         4,274,000      4,595,000
       Interest                                        23,000         30,000            38,000         67,000
       Other                                            8,000          3,000            13,000         18,000
                                                  -----------    -----------       -----------    -----------
                                                    6,404,000      6,009,000        11,546,000     11,438,000
                                                  -----------    -----------       -----------    -----------

EXPENSES:
       Hotel property operating expenses            2,912,000      2,736,000         5,870,000      5,263,000
       Commercial property operating expenses         628,000        723,000         1,328,000      1,459,000
       Commercial property management fees              4,000             --             7,000             --
       Depreciation and amortization                1,302,000        813,000         2,200,000      1,624,000
       Interest                                     1,361,000      1,341,000         3,069,000      2,672,000
       General and administrative                     823,000        775,000         1,714,000      1,519,000
                                                  -----------    -----------       -----------    -----------
                                                    7,030,000      6,388,000        14,188,000     12,537,000
                                                  -----------    -----------       -----------    -----------
       Loss before gain on sale of investments       (626,000)      (379,000)       (2,642,000)    (1,099,000)

Gain on sale of investments                           842,000             --         4,821,000            --
                                                  -----------    -----------       -----------    -----------

       Net Income(loss) before
        extraordinary item                            216,000      (379,000)         2,179,000     (1,099,000)

Extraordinary Item - Forgiveness of Debt               55,000             --            55,000             --
                                                  -----------    -----------       -----------    -----------

       Net income (loss)                          $   271,000    $  (379,000)      $ 2,234,000    $(1,099,000)
                                                  ===========    ===========       ===========    ===========


               See accompanying notes to financial statements

                        THE PEREGRINE REAL ESTATE TRUST
                     STATEMENTS OF OPERATIONS - CONTINUED
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                      1999          1998                199           1998
                                                   -----------   -----------        -----------   ------------
Loss per Common Share of Beneficial Interest:

       Net income (loss)                           $   271,000   $  (379,000)       $ 2,234,000   $ (1,099,000)

       Preferred Stock dividends, net of
       discounts                                            --      (775,000)                --     (1,520,000)

       Accretion of discounts on Preferred Stock            --      (131,000)                --       (255,000)
                                                   -----------   -----------        -----------   ------------

       Net income (loss) attributable to Common
       Shares of Beneficial Interest               $   271,000   $ (1,285,000)      $ 2,234,000   $ (2,874,000)
                                                   ===========   ============       ===========   ============

       Net income (loss) per share attributable
       to Common Share of Beneficial Interest,
       basic and diluted                           $       .01   $     (0.26)       $       .10   $      (0.59)
                                                   ===========   ===========        ===========   ============

       Weighted average number of Common Shares
       of Beneficial Interest outstanding           22,553,000     4,881,000         22,553,000      4,881,000

                      See accompanying notes to financial statements.

                        THE PEREGRINE REAL ESTATE TRUST
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     1999                  1998
                                                                                 -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                         $  2,234,000         $ (1,099,000)
                                                                                 ------------         ------------
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Interest, fees and reimbursable expenses added to principal
                 balance of debt                                                      552,000              435,000
           Depreciation and amortization                                            2,200,000            1,624,000
           Gain on sale of investments                                             (4,821,000)                  --
       Changes in other assets and liabilities:
           Decrease (increase) in rents, accrued interest, and other
           receivables                                                               (112,000)             201,000
           (Increase) decrease in other assets                                        173,000             (344,000)
           Decrease in accounts payable and accrued liabilities                      (189,000)             (17,000)
           Increase (decrease) in other liabilities                                    31,000               (5,000)
                                                                                 ------------         ------------

                     Total adjustments                                             (2,166,000)           1,894,000
                                                                                 ------------         ------------

                     Net cash provided by operating activities                         68,000              795,000
                                                                                 ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of marketable securities                                               --           (1,816,000)
           Proceeds from the sales of investments                                   9,534,000            1,833,000
           Improvements to commercial and hotel properties                         (5,515,000)          (1,029,000)
           Purchase of office equipment                                               (18,000)             (56,000)
           Principal collections on notes receivable                                    3,000                3,000
                                                                                 ------------         ------------

                     Net cash provided by (used in) investing activities            4,004,000           (1,065,000)
                                                                                 ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal payments on long-term notes payable                             (168,000)            (166,000)
           Principal payments on Senior Notes                                     (10,000,000)                  --
           Borrowings on Line of Credit, net                                        6,577,000            8,960,000
           Increase in restricted cash                                                 (4,000)             (22,000)
                                                                                 ------------         ------------

                     Net cash (used in) provided by financing activities           (3,595,000)           8,772,000
                                                                                 ------------         ------------

Net increase in cash                                                                  477,000            8,502,000
Cash, beginning of period                                                             165,000            1,247,000
                                                                                 ------------         ------------

Cash, end of period                                                              $    642,000         $  9,749,000
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

         At June 30, 1999, Peregrine owned twelve commercial properties located primarily in the Sacramento area, four hotel properties located in northern California, a partnership interest, and one mortgage note secured by real property.

                             BASIS OF PRESENTATION

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended June 30, 1999, are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1998, audited financial statements and notes thereto, included in The Peregrine Real Estate Trust's Annual Report on Form 10-K.

                           NET INCOME (LOSS) PER SHARE

         Net income (loss) per Common Share of Beneficial Interest, basic and diluted, has been computed and presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). The weighted-average number of Common Shares of Beneficial Interest outstanding during the six month periods ended June 30, 1999 and 1998 was 22,553,000 and 4,881,000, respectively. Common Shares of Beneficial Interest equivalents are anti-dilutive for the six month periods ended June 30, 1999 and 1998, and are not considered in calculating net income (loss) per Common Share of Beneficial Interest.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

1.       ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED

                           COMPREHENSIVE INCOME (LOSS)

         On January 1, 1998, the Trust adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement. Comprehensive income (loss) includes net income
(loss) and other comprehensive income (loss). For the three and six months ended June 30, 1999, and 1998, the Trust had no other comprehensive income
(loss) items.

                                 INCOME TAXES

         No provision for income taxes for the quarter ended June 30, 1999 has been recorded in the accompanying financial statement as the Trust has sufficient tax operating loss carry-forwards available to apply against income taxes for 1999, if any.

2.       COMMERCIAL AND HOTEL PROPERTIES

         At June 30, 1999, no commercial or hotel properties were classified as "held-for-sale". At December 31, 1998, Burbank Mini-Storage with a total carrying value of $1,373,000 and 3900 Lennane with a total carrying value of $2,438,000 was classified as "held-for-sale" (and were sold March 12, 1999).

3.       INVESTMENT IN MARKETABLE SECURITIES AVAILABLE-FOR-SALE

          At June 30, 1999, and December 31, 1998, the Trust had no marketable securities.

4.       RESTRICTED CASH

         At June 30, 1999 and December 31, 1998, cash of $219,000 and $215,000, respectively, was restricted. The funds represent a portion of an Indemnity Trust Fund that was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, is restricted as to use for a period of three years ending May 29, 2000.

                        THE PEREGRINE REAL ESTATE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  ----------

5.       COMMITMENTS AND CONTINGENCIES

                              CAPITAL EXPENDITURES

         At June 30, 1999, Peregrine's capital expenditure commitments include approximately $400,000 to complete refurbishments at the Sacramento hotel property and approximately $4,300,000, to refurbish the Concord hotel of which $2,300,000 is required to be spent as a condition to the grant of the Holiday Inn franchise license for the Concord hotel.

                         FINANCIAL STATUS OF PEREGRINE

         At June 30, 1999, Peregrine's management believes that because of improved conditions of the real estate economy, Peregrine will be able to fund the day-to-day business operations and meet the debt service obligations on the Line of Credit, first mortgage notes, and Senior Lender Group for the remainder of 1999. Management also believes that because of the borrowing capacity on the Line of Credit, they will be able to fund the capital expenditures for 1999.

6.       GAIN ON SALE OF INVESTMENTS

         On June 17, 1999, Peregrine sold a light industrial building located at 11167 Trade Center, Sacramento, CA, to Sam's Airpack Plus, Inc. for a gross sales price of $1,902,000 resulting in a gain of $842,000.

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

         For the six months ended June 30, 1998, there were no gains or losses from the foreclosure or sale of investment.

                        THE PEREGRINE REAL ESTATE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                 ----------

7.       RELATED PARTY TRANSACTIONS

         During the six months ended June 30, 1999, Peregrine paid $275,000 to E.S. Merriman in connection with services provided in the negotiation of the term of the Line of Credit. During the negotiations for the Line of Credit, one of Peregrine's trustees, Michael Joseph, was an agent for E.S. Merriman and assisted in the negotiations of the terms of the Line of Credit.

         During the six months ended June 30, 1998, Peregrine paid $10,000 to one of its then current officers, Brian Engstrom, for services performed as a consultant prior to the commencement of his employment as an officer of the Trust.

8.       STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

         Cash paid for interest during the six-month periods ended June 30, 1999 and 1998, was $2,762,000 and $2,276,000, respectively.

9.       LINES OF CREDIT

         At March 10, 1999, Peregrine replaced the Fleet Capital Line of Credit ("Old Line of Credit"), with a new line of credit pursuant to a loan and security agreement with Fremont Investment & Loan ("Fremont"), to provide up to $44,000,000, in borrowing capacity, under a revolving line of credit ("Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. As of June 30, 1999, the current borrowing capacity for the Line of Credit is $37,856,000. The maximum borrowing on the Line of Credit has been reduced due to the sale of certain collateralized properties.

         The commitments made under the new Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain of Peregrine properties. In connection with the execution of the Line of Credit; the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in specified periods. Under the terms of the Fifth Amendment and the new Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest at 8.6% for the first year, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points.

                        THE PEREGRINE REAL ESTATE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  ----------

9.       LINES OF CREDIT (CONTINUED)

         The Trust applied approximately $27,500,000 of borrowings incurred under the Line of Credit to repay all amounts outstanding under the Old Line of Credit. An additional $10,000,000 of borrowings was incurred under the Line of Credit and was used to repay a portion of the amounts outstanding on the Senior Notes to the Senior Lender Group, which are held by entities that are also significant shareholders of the Trust. The remaining borrowing capacity, under the Line of Credit, is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course of business in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders.

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

                        THE PEREGRINE REAL ESTATE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                  ----------

SENIOR NOTES PAYABLE CONTINUED

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

11.      OPERATING SEGMENTS

         Peregrine's reportable segments consist of strategic real estate groups that consist of different types of properties. The groups are managed separately because each group requires different management and marketing strategies.

                REVENUES
               (EXCLUDING                                    AMORTIZATION                             NET
                INTEREST    INTEREST  OPERATING   INTEREST        &          GAIN    EXTRAORDINARY  INCOME/      TOTAL
   SEGMENT       INCOME)     INCOME   EXPENSES     EXPENSE   DEPRECIATION  ON SALES      ITEM       (LOSS)      ASSETS
   -------     ----------   --------  ---------  --------    ------------  --------  -------------  ------     --------
                                              (Numbers shown in thousands)
FOR SIX MONTHS ENDED JUNE 30, 1999

   Hotels        $ 7,221     $  --    $ 5,870     $ 1,148      $   947     $    --     $  --       $ (745)     $ 44,223
 Commercial        4,274        --      1,335       1,921        1,040       4,821        --         4,799       34,431
  Corporate           13        38      1,714          --          213          --        55        (1,820)       2,413
               --------------------------------------------------------------------------------------------------------
    Total        $11,508     $  38    $ 8,919     $ 3,069      $ 2,200     $ 4,821     $  55       $ 2,234     $ 81,067
               ========================================================================================================

FOR SIX MONTHS ENDED JUNE 30, 1998

   Hotels        $ 6,758     $  --     $5,263     $   902      $   570     $    --      $  --      $    23    $  16,752
 Commercial        4,595        --      1,459       1,770        1,020          --         --          346       50,133
  Corporate           18        67      1,519          --           34          --         --       (1,468)      11,106
               --------------------------------------------------------------------------------------------------------
    Total        $11,371     $  67     $8,241     $ 2,672      $ 1,624     $    --      $  --      $(1,099)   $  77,991
               ========================================================================================================

                        THE PEREGRINE REAL ESTATE TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                   ----------

12.      SUBSEQUENT EVENT

         Peregrine has a non-recourse long term mortgage note, which is secured by a retail shopping center located at 6241 Sunrise Boulevard. The property continued to be vacant during the first two quarters of 1999, despite efforts to lease the property. The note requires a monthly debt service payment (including tax impounds) of approximately $43,000. Due to negative cash flow resulting from the required debt service payments, Peregrine ceased making payments on the mortgage note as of April 1999. In July 1999, Peregrine was notified that the lender had initiated judicial foreclosure proceedings against the property securing the note.

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

         In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as those pertaining to Peregrine's ability to fund its operations or otherwise satisfy capital requirements, both in the short and long term; to undertake property repairs, maintenance, improvements, refurbishment, or other capital expenditures; and to negotiate satisfactory terms with creditors, licensors, franchisors, or others. Forward-looking statements involve numerous risks and uncertainties. The following factors, among others discussed herein, could cause results and future events to differ materially from those set forth or contemplated in the forward-looking statements: increased interest rates and operating costs, deteriorating market conditions affecting occupancy or lease rates, loss of licenses or franchises, difficulties in finding buyers for property dispositions, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate laws, real property taxes, and governmental regulation, as well as general economic trends and the factors discussed elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. Peregrine assumes no obligation to update forward-looking statements. Readers should refer to Peregrine's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Exchange Act, including Peregrine's Annual Report Form 10-K for the year ended December 31, 1998.

OVERVIEW

         During the quarter ended June 30, 1999, management of Peregrine concentrated on the development and implementation of an operating strategy designed to maximize the income stream from the commercial and hotel properties. Pursuant to this strategy, management continued its efforts to improve the physical and operating condition of its commercial and hotel properties by completing repairs and deferred maintenance on the commercial properties, and completing required refurbishments at the hotel properties.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 TO THE
THREE AND SIX MONTHS ENDED JUNE 30, 1998

REVENUES

         Total revenues were $11,546,000 during the six months ended June 30, 1999, an increase of $108,000, or less than 1%, from total revenues of $11,438,000 for the six months ending June 30, 1998. Total revenues were $6,404,000 during the three months ended June 30, 1999, compare to $6,009,000 for the three months ended June 30, 1998, an increase of $395,000 or 6%.

         HOTEL PROPERTY REVENUES. Hotel revenues increased $463,000, or 6% to $7,221,000 for the six months ended June 30, 1999 compared to $6,758,000 for the six months ended June 30, 1998. Hotel revenue was $4,278,000 for the three months ended June 30, 1999, compared to $3,563,000 for the three months ended June 30, 1998, an increase of $715,000 or 20%. These increases are primarily attributable to revenues received from the Concord hotel, which was purchased in July 1998.

         COMMERCIAL PROPERTY REVENUES. Commercial property revenues were $4,274,000 and $4,595,000 for the six months ended June 30, 1999 and 1998, respectively, a decrease in 1999 of $321,000 or 7%. Commercial property revenue was $2,095,000 for the three months ended June 30, 1999, a decrease of $318,000, or 13%, from $2,413,000 for the three months ended June 30, 1998. The decrease is primarily attributable to revenue lost as a result of the selling of the Commerce and Consumer industrial properties in 1998, Burbank Mini-Storage facility and 3900 Lenanne Office Park in March 1999 and 11167 Trade Center Drive in June 1999.

         INTEREST REVENUE. Interest revenues were $38,000 and $67,000 for the six months ended June 30, 1999 and 1998, respectively, a decrease of $29,000 or 43%. Interest revenue decreased $7,000, or 2%, from $30,000 for the three months ended June 30, 1998 to $23,000 for the three months ended June 30, 1999. The decrease is primarily attributable the decrease in interest revenue resulting from a reduction of cash balances.

TOTAL EXPENSES

         Total expenses were $14,188,000 and $12,537,0000 for the six months ended June 30, 1999 and 1998, respectively, an increase of $1,651,000 or 13%. Total expenses were $7,030,000 during the three months ended June 30, 1999, an increase of $642,000, or 10%, from total expenses of $6,388,000 during the three months ended June 30, 1998.

         HOTEL PROPERTY OPERATING EXPENSES. Hotel operating expenses increased from $5,263,000 for the six months ending June 30, 1998 to $5,870,000 for the six months ended June 30, 1999, an increase of $607,000 or 11%. Operating expenses for the hotels increased $176,000, or 6%, from $2,736,000 during the six months ended June 30, 1998, to $2,912,000 during the three months ended June 30, 1999. The increase is attributable to operating expenses related to the Concord hotel, which was purchased in July 1998.

         COMMERCIAL PROPERTY OPERATING EXPENSES. Commercial operating expenses decreased from $1,459,000 for the six months ending June 30, 1998 to $1,328,000 for the six months ended June 30, 1999, a decrease of $131,000 or 9%. Operating expenses for the commercial properties decreased $95,000, or 13%, to $628,000 during the three months ended June 30, 1999, a decrease from $723,000 during the six months ended June 30, 1998. The decrease is primarily attributable to the absence of expenses for the Commerce and Consumer properties that were sold in 1998, and Burbank Mini-Storage facility and 3900 Lenanne Office Park that were sold in March 1999, and 11167 Trade Center that sold in June 1999.

         COMMERCIAL PROPERTY MANAGEMENT FEES. Commercial property management fees increased from $0 for the six months ending June 30, 1998 to $7,000 for the six months ended June 30, 1999, an increase of $7,000. Commercial property management fees increased $4,000 to $4,000 during the three months ended June 30, 1999, an increase from $0 during the six months ended June 30, 1998. The increase is attributable to management fees for the Downtown Mini-Storage facility paid to an outside management company in 1999.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $1,624,000 for the six months ending June 30, 1998 to $2,200,000 for the six months ended June 30, 1999, an increase of $576,000 or 35%. Depreciation and amortization expense increased $489,000, or 60%, to $1,302,000 for the three months ended June 30, 1999, up from $813,000 for the three months ended June 30, 1998. The increase is primarily attributable to an increase in depreciation and amortization at the hotel properties due to the capital improvements for the hotels during 1998 and that were completed during 1999, the purchase of the Concord hotel in July 1998 and the amortization of loan fees related to the Line of Credit which, were slightly offset with the sales of the three buildings during the six months ended June 30, 1999.

         INTEREST EXPENSE. Interest expense increased from $2,672,000 for the six months ending June 30, 1998 to $3,069,000 for the six months ended June 30, 1999, an increase of $397,000 or 14%. Interest expense increased $20,000, or 1%, from $1,341,000 for the three months ended June 30, 1998, to $1,361,000 for the three months ended June 30, 1999. The increases are primarily attributable to higher average balances outstanding under the Line of Credit.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $1,519,000 for the six months ending June 30, 1998 to $1,714,000 for the six months ended June 30, 1999, an increase of $195,000 or 13%. General and administrative expense increased $48,000, or 6%, from $775,000 for the three months ended June 30, 1998, to $823,000 for the six months ended June 30, 1999. The increase is primarily attributable to an increase in wages and benefits resulting from increased staff and the costs related to purchase and install of computer software, partially offset by a decrease in consulting costs and legal fees.

GAIN ON SALE OF INVESTMENTS

         On June 17,1999, Peregrine sold a light industrial building located at 11167 Trade Center, Sacramento, CA, to Sam's Airpack Plus, Inc. for a gross sales price of $1,902,000 resulting in a gain of $842,000.

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

         For the three and six month periods ended June 30, 1998, there were no gains or losses from the sale of investments.

DIVIDENDS

         Peregrine made no cash distributions during the three or six months ended June 30, 1999 and 1998. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

OCCUPANCY

         HOTEL AND COMMERCIAL PROPERTY OCCUPANCY. At June 30, 1999 and June 30, 1998, overall weighted average occupancy levels for the Trust's properties were as follows:

                                              Overall Weighted Average Occupancy
      PROPERTY TYPE                          JUNE 30, 1999         JUNE 30, 1998
      -------------                          -------------         -------------
Retail Shopping Centers                           76%                   75%
Office Buildings                                  86%                   72%
Industrial Buildings                              89%                   81%
Mini-Storage Facilities                           95%                   99%
Hotels                                            55%                   63%

         The overall weighted average occupancy level is calculated by multiplying the occupancy by square footage (or rooms available) and dividing the total by the total square footage (or rooms available) in the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         The Trust's unrestricted cash totaled $642,000 on June 30, 1999 an increase from $165,000 at December 31, 1998. During the three months ended June 30, 1999, Peregrine's principal source of funds was from hotel and commercial property revenues, as well as proceeds related to the sales of investments and funds available from the Line of Credit. At June 30, 1999, $5,264,000 remained available through the Line of Credit; however, pursuant to the Line of Credit Agreement, Peregrine is subject to certain restrictions and limitations on borrowing. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course of business in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes.

         On March 10, 1999, Peregrine replaced the Fleet Capital Line of Credit ("Old Line of Credit") with a new line of credit pursuant to a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. As of June 30, 1999, the current borrowing capacity for the Line of Credit is $37,856,000. The Line of Credit has been reduced to reflect the sale of certain properties that previously secured the Line of Credit.

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

         Debt service paid on Peregrine's first mortgage notes totaled $1,096,000 during the six months ended June 30, 1999. Total debt service requirements on first mortgage notes in 1999 are approximately $2,646,000. Interest paid on the Senior Lender Group Notes during the three months ended June 30, 1999 totaled $847,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 1999 currently estimated at $1,366,000, based on $16,074,000 principal outstanding.

         At June 30, 1999 Peregrine's short and long term cash commitments include approximately $400,000 to complete refurbishments at the Sacramento hotel property; approximately $4,300,000, to refurbish the Concord hotel of which $2,300,000 is required to be spent as a condition to the grant of the Holiday Inn franchise license for the Concord hotel. The refurbishments will be financed by borrowings against the Line of Credit. Peregrine is obligated to make debt service payments on its first mortgage notes of approximately $2,646,000 per year; interest on its Senior Notes, currently estimated at $1,385,000 per year; interest payments on the Line of Credit, currently estimated at $1,950,000 per year, repayment of its Line of Credit obligation on April 1, 2001; and repayment of principal on the Senior Notes in October 2000 currently estimated at $16,074,000.

         Based on cash flows from operations and its revolving Line of Credit, Peregrine anticipates that it will be able to fund its day-to-day business operations, meet its debt service obligations on its Line of Credit, first mortgage notes and Senior Lender Group Notes, and fund its capital expenditures through the end of 1999.

         Peregrine experienced a net increase in unrestricted cash of $477,000 for the six months ended June 30, 1999 as compared to a net increase in unrestricted cash of $8,502,000 for the six months ended June 30, 1998. For the six months ended June 30,1999 cash provided by operating activities was $68,000 a decrease of $727,000 from cash provided by operating activities for the six months ended June 30, 1998 of $795,000, primarily attributable to the gain recorded from the sale of investments. The decrease was offset by a reduction in the payments of interest and fees on the Line of Credit, due to paydowns of the principal balance from the sale of investments. Cash provided by investing activities during the six months ended June 30, 1999 was $4,004,000 compared to cash used in investing activities for the six month period ended June 30, 1998 of $1,065,000. The increase of $5,069,000 is primarily attributable to the proceeds from the sales of investments offset by improvements at the hotel and commercial properties during 1999 and 1998, which were financed by the Line of Credit. Cash used in financing activities for the six months ending June 30, 1999 was $3,595,000; a decrease of $12,367,000 from cash provided by financing activities for the six months ended June 30, 1998 of $8,772,000. The decrease is attributable to a principal payment on the Senior Lender Notes offset by draws on the Line of Credit for financing the hotel refurbishments.

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

The Trust's plan to address the year 2000 issue affecting its application systems had three phases:

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

- In the second phase, Peregrine made the necessary upgrades or modifications to both the IT and non-IT systems. For the IT systems the accounting, property and hotel management systems required replacement, and the Trust's operating system required upgrading. The Trust replaced its accounting, property and hotel management systems during 1998 with a new accounting and property management system for Windows. The new system has been certified by the vendor to be Year 2000 Compliant. The Trust has upgraded its Windows operating system with the purchase of Windows 98 for several computers and will be completing the process during the third and fourth quarter of 1999. The vendor has certified that Windows 98 is Year 2000 compliant. Peregrine purchased new personal computers and hardware, which have been certified by the vendors to be Year 2000 compliant. For non-IT systems, all required upgrades were completed in 1998. All of the elevators, fire alarms, heating & air conditioning ventilation, and security alarm systems were inspected by certified technicians to detect any possible interruptions related to the year 2000. Peregrine is in the process of upgrading the phone system and the Holiday Inn Encore &
     Holidex Reservation systems. These modifications are expected to be complete by fall 1999. The total cost for inspections, testing, and upgrades of computer software and hardware was approximately $100,000, which was incurred during the first two quarters of 1999.

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

------------------------------------------------------------------------------
Item 3.           Quantitative and Qualitative Disclosure about Market Risk
------------------------------------------------------------------------------

The Trust's exposure to market risk for changes in interest rate relate primarily to the Trust's current and future debt obligations. The Trust is vulnerable to significant fluctuations of interest rates on its floating rate debt, changes in the market value of fixed rate debt and future debt.

The following table presents information about the Trust's debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                  1999           2000           2001           2002           2003       THEREAFTER
                                  ----           ----           ----           ----           ----       ----------
Mortgage Notes                  $ 204,000    $   409,000     $   448,000   $ 19,722,000    $ 159,000     $2,842,000
  Average Interest Rate              9.5%           9.5%            9.5%           9.5%         8.7%           8.7%

Senior Notes                          --     $16,074,000             --             --            --             --
  Average Interest Rate              8.5%           8.5%

Revolving Line of Credit              --             --      $32,592,000            --            --             --
  Average Interest Rate              8.6%           8.6%            8.6%

PART II.  OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K

-------------------------------------------------------------------------------
(a)      Exhibits
-------------------------------------------------------------------------------

   EXHIBIT
   NUMBER       DESCRIPTION
-----------     -----------
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

                                       21


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


(b)      Reports on Form 8-K

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE PEREGRINE REAL ESTATE TRUST


AUGUST 13, 1999                           /s/ LARRY KNORR
--------------                           -------------------------------
    Date                                 Larry Knorr
                                         Vice President and
                                         Chief Accounting Officer