Form 10-Q
period 1999-09-30
PEREGRINE REAL ESTATE TRUST
filed 1999-11-15
CIK 314485

             FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURTIES EXCHANGE ACT OF 1934

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 8, 1999, there were 22,552,440 outstanding Common Shares of Beneficial Interest. As of November 8, 1999 there were 2,319,915 outstanding Common Shares of Beneficial Interest held by non-affiliates of the registrant.

------------------------------------------------------------------------------
                      THE PEREGRINE REAL ESTATE TRUST
------------------------------------------------------------------------------



INDEX                                                                                                          PAGE

PART I.           FINANCIAL INFORMATION
                  Item 1:           Financial Statements

                                    Balance Sheets -
                                        September 30, 1999 and December 31, 1998                                  1

                                    Statements of Operations -
                                        For the Three Months and Nine Months Ended
                                        September 30,1999 and 1998                                              2-3

                                    Statements of Cash Flows -
                                        For the Nine Months Ended
                                        September 30, 1999 and 1998                                               4

                                    Notes to Financial Statements                                            5 - 11
                  Item 2:           Management's Discussion and Analysis of
                                        Financial Condition and Results of Operations                        12- 19

                  Item 3:           Quantitative and Qualitative Disclosure about
                                        Market Risk                                                              20


PART II.          OTHER INFORMATION

                  Item 6:           Exhibits and Reports on Form 8-K                                          21-23

                                           PART I: FINANCIAL INFORMATION

                                          THE PEREGRINE REAL ESTATE TRUST
                                                  BALANCE SHEETS


                                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                                 1999                   1998
                                                                                             (UNAUDITED)              (AUDITED)
                                                                                             -------------           ------------
                                          ASSETS

Investments:
       Commercial and hotel properties, net of accumulated depreciation of $9,976,000
            and $7,617,000 at September 30, 1999 and December 31, 1998, respectively         $  76,968,000           $ 77,873,000

       Notes receivable, net of deferred gains of $77,000 and $78,000 at September
            30, 1999 and December 31, 1998, respectively                                           323,000                327,000
                                                                                             -------------           ------------
                                                                                                77,291,000             78,200,000

       Cash                                                                                      1,227,000                165,000
       Restricted cash                                                                             221,000                215,000
       Rents, accrued interest, and other receivables, net of allowance of $33,000
            and $0 at September 30, 1999 and December 31, 1998, respectively                       573,000                605,000
       Other assets                                                                              2,309,000              1,860,000
                                                                                             =============           ============
                         Total assets                                                        $  81,621,000           $ 81,045,000
                                                                                             =============           ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Line of Credit                                                                        $  34,554,000           $ 24,478,000
       Senior Notes Payable                                                                     16,074,000             26,074,000
       Long-term notes payable, collateralized by deeds of trust on commercial
            properties                                                                          23,704,000             23,952,000
       Accounts payable and accrued liabilities                                                  2,023,000              2,246,000
       Other liabilities                                                                           426,000                392,000
                                                                                             -------------           ------------
                         Total Liabilities                                                      76,781,000             77,142,000

Commitments and contingencies (Note 5 to financial statements)

Common Shares of Beneficial Interest:  50,000,000 shares authorized; 22,553,000
     shares outstanding at September 30, 1999 and December 31, 1998                             47,405,000             47,405,000
Accumulated deficit                                                                            (42,565,000)           (43,502,000)
                                                                                             -------------           ------------
                         Total shareholders' equity                                              4,840,000              3,903,000
                                                                                             -------------           ------------
                         Total liabilities and shareholders' equity                          $  81,621,000           $ 81,045,000
                                                                                             =============           ============

                 See accompanying notes to financial statements

                         THE PEREGRINE REAL ESTATE TRUST
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                        1999              1998                  1999                1998
REVENUES:
       Hotel property                               $  4,297,000      $  3,502,000         $  11,518,000      $    10,260,000
       Commercial property                             2,078,000         2,161,000             6,353,000            6,756,000
       Interest                                           22,000            17,000                60,000               84,000
       Other                                               5,000             8,000                17,000               26,000
                                                    ------------      ------------         -------------      ---------------
                                                       6,402,000         5,688,000            17,948,000           17,126,000
                                                    ------------      ------------         -------------      ---------------
EXPENSES:
       Hotel property operating expenses               3,480,000         3,138,000             9,351,000            8,401,000
       Commercial property operating expenses            704,000           739,000             2,032,000            2,191,000
       Commercial property management fees                12,000                --                19,000                   --
       Depreciation and amortization                   1,102,000           886,000             3,302,000            2,510,000
       Interest                                        1,657,000         1,524,000             4,726,000            4,196,000
       General and administrative                        746,000           934,000             2,460,000            2,453,000
                                                    ------------      ------------         -------------      ---------------
                                                       7,701,000         7,221,000            21,890,000           19,751,000
                                                    ------------      ------------         -------------      ---------------

            Loss before gain on sale of
              investments                             (1,299,000)                             (3,941,000)          (2,625,000)

Gain on sale of investments                                   --           374,000             4,821,000              374,000
                                                    ------------      ------------         -------------      ---------------
       Net income (loss) before extraordinary         (1,299,000)       (1,159,000)              879,000           (2,251,000)
          item

Extraordinary Item - Forgiveness of Debt                   3,000                --                58,000                   --
                                                    ------------      ------------         -------------      ---------------
       Net income (loss)                            $ (1,296,000)     $ (1,159,000)        $     937,000      $    (2,251,000)
                                                    ============      ============         =============      ===============

                 See accompanying notes to financial statements

                                          THE PEREGRINE REAL ESTATE TRUST
                                       STATEMENTS OF OPERATIONS - CONTINUED
                                                    (UNAUDITED)


                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                         1999             1998                  1999               1998
                                                      ------------     ------------         -------------       ------------
Loss per Common Share of Beneficial Interest:

       Net income (loss)                              $ (1,296,000)    $ (1,159,000)        $     937,000       $ (2,251,000)

       Preferred Stock dividends, net of                        --         (806,000)                   --         (2,326,000)
       discounts

       Accretion of discounts on Preferred Stock                --         (138,000)                   --           (393,000)
                                                      ------------     ------------         -------------       ------------

       Net income (loss) attributable to Common
       Shares of Beneficial Interest                  $ (1,296,000)    $ (2,103,000)        $     937,000       $ (4,970,000)
                                                      ============     ============         =============       ============

       Net income (loss) per share attributable
       to Common Share of Beneficial Interest,
       basic and diluted                              $       (.06)    $      (0.43)        $         .04       $      (1.02)
                                                      ============     ============         =============       ============

       Weighted average number of Common Shares
       of Beneficial Interest outstanding               22,553,000        4,881,000            22,553,000          4,881,000


                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                             STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         1999                    1998
                                                                                     ------------           --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                             $    937,000           $   (2,251,000)
                                                                                     ------------           --------------
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Interest, fees and reimbursable expenses added to principal
                 balance of debt                                                          552,000                  895,000
           Depreciation and amortization                                                3,303,000                2,489,000
           Gain on sale of investments                                                 (4,821,000)                (267,000)
       Changes in other assets and liabilities:
           Decrease in rents, accrued interest, and other receivables                      32,000                  318,000
           (Increase) decrease in other assets                                            347,000                 (268,000)
           (Decrease) increase in accounts payable and accrued liabilities               (223,000)                 125,000
           Increase in other liabilities                                                   34,000                   48,000
                                                                                     ------------           --------------
                     Total adjustments                                                   (777,000)               3,340,000
                                                                                     ------------           --------------
                     Net cash provided by operating activities                            160,000                1,089,000
                                                                                     ------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of marketable securities                                                   --               (1,816,000)
           Principal collections on marketable securities                                      --                1,833,000
           Proceeds from the sales of investments                                       9,534,000                1,019,000
           Purchase of hotel investments                                                       --               (9,000,000)
           Improvements to commercial and hotel properties                             (6,880,000)              (3,558,000)
           Purchase of office equipment                                                   (41,000)                 (78,000)
           Principal collections on notes receivable                                        4,000                    3,000
                                                                                     ------------           --------------
                     Net cash provided by (used in) investing activities                2,617,000              (11,597,000)
                                                                                     ------------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal payments on long-term notes payable                                 (248,000)                (251,000)
           Principal payments on Senior Notes                                         (10,000,000)                (856,000)
           Borrowings on Line of Credit, net                                            8,539,000               10,810,000
           Increase in restricted cash                                                     (6,000)                 (22,000)
                                                                                     ------------           --------------
                     Net cash (used in) provided by financing activities               (1,715,000)               9,681,000
                                                                                     ------------           --------------
Net increase (decrease) in cash                                                         1,062,000                 (827,000)
Cash, beginning of period                                                                 165,000                1,247,000
                                                                                     ------------           --------------
Cash, end of period                                                              $      1,227,000         $        420,000
                                                                                     ============           ==============


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

         At September 30, 1999, Peregrine owned twelve commercial properties located primarily in the Sacramento area, four hotel properties located in northern California, a partnership interest, and one mortgage note secured by real property.

                              BASIS OF PRESENTATION

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 1999, are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1998, audited financial statements and notes thereto, included in The Peregrine Real Estate Trust's Annual Report on Form 10-K.

                           NET INCOME (LOSS) PER SHARE

         Net income (loss) per Common Share of Beneficial Interest, basic and diluted, has been computed and presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). The weighted-average number of Common Shares of Beneficial Interest outstanding during the nine-month periods ended September 30, 1999 and 1998 was 22,553,000 and 4,881,000, respectively. Common Shares of Beneficial Interest equivalents are anti-dilutive for the nine-month periods ended September 30, 1999 and 1998, and are not considered in calculating net income (loss) per Common Share of Beneficial Interest.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

1.       ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED

                           COMPREHENSIVE INCOME (LOSS)

         On January 1, 1998, the Trust adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income (loss) by their nature in an annual financial statement. Comprehensive income (loss) includes net income
(loss) and other comprehensive income (loss). For the three and nine months ended September 30, 1999, and 1998, the Trust had no other comprehensive income (loss) items.

                          NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Investments and hedging activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The effective date for the statement has been postponed until the year 2001. The company is in the process of determining the impact of SFAS No. 133 on the company's financial statements.

                                  INCOME TAXES

         No provision for income taxes for the nine months ended September 30, 1999 has been recorded in the accompanying financial statement as the Trust has sufficient tax operating loss carry-forwards available to apply against income taxes for 1999, if any.

2.       COMMERCIAL AND HOTEL PROPERTIES

         At September 30, 1999, no commercial or hotel properties were classified as "held-for-sale". At December 31, 1998, Burbank Mini-Storage with a total carrying value of $1,373,000 and 3900 Lennane with a total carrying value of $2,438,000 was classified as "held-for-sale" (and were sold March 12, 1999).

3.       INVESTMENT IN MARKETABLE SECURITIES AVAILABLE-FOR-SALE

          At September 30, 1999, and December 31, 1998, the Trust had no marketable securities.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

4.       RESTRICTED CASH

         At September 30, 1999 and December 31, 1998, cash of $221,000 and $215,000, respectively, was restricted. The funds represent a portion of an Indemnity Trust Fund that was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, is restricted as to use for a period of three years ended May 29, 2000.

5.       COMMITMENTS AND CONTINGENCIES

                          FINANCIAL STATUS OF PEREGRINE

         At September 30, 1999, Peregrine's management believes that because of improved conditions of the real estate economy, Peregrine will be able to fund the day-to-day business operations and meet the debt service obligations on the Line of Credit, first mortgage notes, and Senior Lender Group for the remainder of 1999. Management also believes that because of the borrowing capacity on the Line of Credit, Peregrine will be able to fund capital expenditures for 1999.

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

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

         6.       GAIN ON SALE OF INVESTMENTS (CONTINUED)

         On August 4, 1998, Peregrine sold a light industrial building located at 1541 Commerce Street, Corona, California, to James Scheuer, an individual, for a gross sales price of $623,000 resulting in a gain of $205,000.

         On September 4, 1998, Peregrine sold a light industrial building located at 1525 Consumer Circle, Corona, California, to W.K. Machine Co. Inc, for a gross sales price of $580,000 resulting in a gain of $169,000.

7.       RELATED PARTY TRANSACTIONS

         During the nine months ended September 30, 1999, Peregrine paid $275,000 to E.S. Merriman in connection with services provided in the negotiation of the term of the Line of Credit. During the negotiations for the Line of Credit, one of Peregrine's trustees, Michael Joseph, was an agent for E.S. Merriman and assisted in the negotiations of the terms of the Line of Credit.

         During the nine months ended September 30, 1998, Peregrine paid $10,000 to one of its then current officers, Brian Engstrom, for services performed as a consultant prior to the commencement of his employment as an officer of the Trust.

8.       STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

         Cash paid for interest during the nine month periods ended September 30, 1999 and 1998, was $4,536,000 and $4,396,000, respectively.

9.       LINES OF CREDIT

         At March 10, 1999, Peregrine replaced the Fleet Capital Line of Credit ("Old Line of Credit"), with a new line of credit pursuant to a loan and security agreement with Fremont Investment & Loan ("Fremont"), to provide up to $44,000,000, in borrowing capacity, under a revolving line of credit ("Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. As of September 30, 1999, the current borrowing capacity for the Line of Credit is $37,856,000. The maximum borrowing on the Line of Credit has been reduced due to the sale of certain collateralized properties.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

9.       LINES OF CREDIT CONTINUED.

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

         The Trust applied approximately $27,500,000 of borrowings incurred under the Line of Credit to repay all amounts outstanding under the Old Line of Credit. An additional $10,000,000 of borrowings was incurred under the Line of Credit and was used to repay a portion of the amounts outstanding on the Senior Notes to the Senior Lender Group, which is held by entities that are also significant shareholders of the Trust. The remaining borrowing capacity, under the Line of Credit, is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course of business in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders.

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

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

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


                Revenues
               (excluding   Interest  Operating  Interest    Amortization   Gain     Extraordinary    Net         Total
   Segment      Interest     Income   Expenses    Expense         &       on Sales       Item       Income/       Assets
                 Income)                                     Depreciation                            (Loss)
   -------    -----------  ---------  ---------  --------   ------------- ---------   -----------  --------    ----------
                                              (Numbers shown in thousands)
   FOR NINE MONTHS ENDED SEPTEMBER 30, 1999

   Hotels         $11,518      $  --    $ 9,351    $1,796       $1,370      $   --         $  --   $  (999)     $34,722
 Commercial         6,353         --      2,051     2,930        1,577       4,821            --     4,616       44,086
  Corporate            17         60      2,460        --          355          --            58    (2,680)       2,813
              -----------  ---------  ---------  --------   ------------- ---------   -----------  --------    ----------
    Total         $17,888      $  60    $13,862    $4,726       $3,302      $4,821         $  58   $   937      $81,621
              -----------  ---------  ---------  --------   ------------- ---------   -----------  --------    ----------
              -----------  ---------  ---------  --------   ------------- ---------   -----------  --------    ----------

   FOR NINE MONTHS ENDED SEPTEMBER 30, 1998

   Hotels        $ 10,260      $  --    $ 8,401    $1,466       $  946      $   --         $  --   $  (553)     $27,175
 Commercial         6,756         --      2,191     2,730        1,512         374            --       697       49,816
  Corporate            26         84      2,453        --           52          --            --    (2,395)       1,396
              -----------   ---------  ---------  --------   ------------- ---------   ----------  --------    ----------
    Total         $17,042      $  84   $ 13,045    $4,196       $2,510      $  374         $  --   $(2,251)     $78,387
              -----------   ---------  ---------  --------   ------------- ---------   ----------  --------    ----------
              -----------   ---------  ---------  --------   ------------- ---------   ----------  --------    ----------


                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

12.      SUBSEQUENT EVENT

         Peregrine has a non-recourse long-term mortgage note, which is secured by a retail shopping center located at 6241 Sunrise Boulevard. The property continued to be vacant during the first three quarters of 1999, despite efforts to lease the property. The note requires a monthly debt service payment (including tax impounds) of approximately $43,000. Due to negative cash flow resulting from the required debt service payments, Peregrine ceased making payments on the mortgage note as of April 1999. In July 1999, Peregrine was notified that the lender had initiated judicial foreclosure proceedings against the property securing the note. The property will be sold at a public sale on November 17, 1999.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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


OVERVIEW

         During the quarter ended September 30, 1999, management of Peregrine concentrated on the development and implementation of an operating strategy designed to maximize the income stream from the commercial and hotel properties. Pursuant to this strategy, management continued its efforts to improve the physical and operating condition of its commercial and hotel properties by completing repairs and deferred maintenance on the commercial properties, and completing required refurbishments at the hotel properties.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         Total revenues were $17,948,000 during the nine months ended September 30, 1999, an increase of $822,000, or 5%, from revenues of $17,126,000 for the nine months ended September 30, 1998. Total revenues were $6,402,000 during the three months ended September 30, 1999, compared to $5,688,000 for the three months ended September 30, 1998, an increase of $714,000 or 13%.

                  HOTEL PROPERTY REVENUES. Hotel revenues increased from $10,260,000 for the nine months ended September 30, 1998 to $11,518,000 for the nine months ended September 30, 1999, an increase of $1,258,000 or 12%. Hotel revenues increased from $3,502,000 for the three months ended September 30, 1998 to $4,297,000 for the three months ended September 30, 1999, an increase of $795,000 or 23%. The increase is attributable to the additional revenue for the Concord Hotel that was purchased in July 1998 and increased room rates, which is partially offset by lower occupancy at the hotels.

         COMMERCIAL PROPERTY REVENUES. Commercial property revenues decreased from $6,756,000 for the nine months ended September 30, 1998 to $6,353,000 for the nine months ended September 30,1999, a decrease of $403,000 or 6%. Commercial property revenues decreased from $2,161,000 for the three months ended September 30, 1998 to $2,078,000 for the three months ended September 30, 1999, a decrease of $83,000 or 4%. The decrease is primarily attributable to revenue lost as a result of the sales of the Commerce and Consumer industrial properties in the third quarter of 1998, Burbank Mini-Storage facility and 3900 Lenanne Office Park in March 1999 and 11167 Trade Center Drive in June 1999.

         INTEREST REVENUE. Interest revenue decreased from $84,000 for the nine months ended September 30, 1998 to $60,000 for the nine months ended September 30,1999, a decrease of $24,000 or 28%. Interest revenues increased from $17,000 for the three months ended September 30, 1998 to $22,000 for the three months ended September 30, 1999, an increase of $5,000 or 29%. The decrease for the nine months ended September 30, 1999 is primarily attributable to a reduction of cash balances. The increase for the three months ended September 30, 1999, is primarily due to an increase of certain cash balances.

TOTAL EXPENSES

         Total expenses were $21,890,000 and $19,751,000 for the nine months ended September 30, 1999 and 1998, respectively, an increase in 1999 of $2,139,000 or 11%. Total expenses were $7,701,000 during the three months ended September 30, 1999, an increase of $480,000, or 7%, from total expenses of $7,221,000 during the three months ended September 30, 1998.

         HOTEL PROPERTY OPERATING EXPENSES. Hotel property operating expenses increased from $8,401,000 for the nine months ended September 30, 1998 to $9,351,000 for the nine months ended September 30, 1999, an increase of $950,000 or 11%. Operating expenses for the hotels increased $342,000, or 11%, from $3,138,000 during the three months ended September 30, 1998, to $3,480,000 during the three months ended September 30, 1999. The increase is attributable to operating expenses related to the Concord hotel, which was purchased in July 1998.

         COMMERCIAL PROPERTY OPERATING EXPENSES. Commercial property operating expenses decreased from $2,191,000 for the nine months ended September 30, 1998 to $2,032,000 for the nine months ended September 30, 1999, a decrease of $159,000 or 7%. Operating expenses for the commercial properties decreased $35,000 or 5%, from $739,000 during the three months ended September 30, 1998, to $704,000 during the three months ended September 30, 1999. The decrease is primarily attributable to the absence of expenses for the Commerce and Consumer properties that were sold in August and September of 1998, respectively, and Burbank Mini-Storage facility and 3900 Lenanne Office Park that were sold in March 1999, and 11167 Trade Center that sold in June 1999.

         COMMERCIAL PROPERTY MANAGEMENT FEES. Commercial property management fees increased from $0 for the nine months ended September 30, 1998 to $19,000 for the nine months ended September 30, 1999. Commercial property management fees increased from $0 for the three months ended September 30, 1998 to $12,000 for the three months ended September 30, 1999. The increase is attributable to management fees for the Downtown Mini-Storage facility paid to an outside management company in 1999.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $2,510,000 for the nine months ended September 30, 1998 to $3,302,000 for the nine months ended September 30, 1999, an increase of $792,000 or 32%. Depreciation and amortization expense increased $216,000, or 24%, to $1,102,000 for the three months ended September 30, 1999, up from $886,000 for the three months ended September 30, 1998. The increase is primarily attributable to an increase in depreciation and amortization at the hotel properties due to the capital improvements for the hotels during 1998 and during 1999, the purchase of the Concord hotel in July 1998 and the amortization of loan fees related to the Line of Credit which were slightly offset with the sales of the three buildings during the nine months ended September 30, 1999.

         INTEREST EXPENSE. Interest expense increased from $4,196,000 for the nine months ended September 30, 1998 to $4,726,000 for the nine months ended September 30, 1999, an increase of $530,000 or 13%. Interest expense increased $133,000, or 9%, from $1,524,000 for the three months ended September 30, 1998, to $1,657,000 for the three months ended September 30, 1999. The increases are primarily attributable to higher average balances outstanding under the Line of Credit.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $2,453,000 for the nine months ended September 30, 1998 to $2,460,000 for the nine months ended September 30, 1999, an increase of $7,000 or 1%. General and administrative expense decreased $188,000, or 20%, from $934,000 for the three months ended September 30, 1998, to $746,000 for the nine months ended September 30, 1999. The increase for the nine months ended September 30, 1999 is primarily attributable to an increase in wages and benefits resulting from increases in staff and the costs related to the purchase and installation of computer software, partially offset by a decrease in consulting costs and legal fees. The decrease for the three months ended September 30, 1999 and 1998 is primarily attributable to lower advisory fees and a temporary reduction in personnel.

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

         On August 4, 1998, Peregrine sold a light industrial building located at 1541 Commerce Street, Corona, California, to James Scheuer, an individual, for a gross sales price of $623,000 resulting in a gain of $205,000.

         On September 4, 1998, Peregrine sold a light industrial building located at 1525 Consumer Circle, Corona, California, to W.K. Machine Co. Inc, for a gross sales price of $580,000 resulting in a gain of $169,000.


DIVIDENDS

         Peregrine made no cash distributions during the three or nine months ended September 30, 1999 and 1998. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

OCCUPANCY

         HOTEL AND COMMERCIAL PROPERTY OCCUPANCY. At September 30, 1999 and September 30, 1998, overall weighted average occupancy levels for the Trust's properties were as follows:

                                           Overall Weighted Average Occupancy
            Property Type              September 30, 1999          September 30, 1998
            -------------              ------------------          ------------------
Retail Shopping Centers                       70%                          72%
Office Buildings                              90%                          85%
Industrial Buildings                          90%                          81%
Mini-Storage Facilities                       95%                          89%
Hotels                                        59%                          60%



         The overall weighted average occupancy level is calculated by multiplying the occupancy by square footage (or rooms available) and dividing the total by the total square footage (or rooms available) in the portfolio. The hotel rooms available do not reflect rooms, which were temporarily out of service due to the redevelopment of the Sacramento and Concord hotel properties.

LIQUIDITY AND CAPITAL RESOURCES

         The Trust's unrestricted cash totaled $1,227,000 on September 30, 1999 an increase from $165,000 at December 31, 1998. During the nine months ended September 30, 1999, Peregrine's principal source of funds was from hotel and commercial property revenues, as well as proceeds related to the sales of investments and funds available from the Line of Credit. At September 30, 1999, $3,302,000 remained available through the Line of Credit; however, pursuant to the Line of Credit Agreement, Peregrine is subject to certain restrictions and limitations on borrowing. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course of business in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes.

         At March 10, 1999, Peregrine replaced the Fleet Capital Line of Credit ("Old Line of Credit"), with a new line of credit pursuant to a loan and security agreement with Fremont Investment & Loan ("Fremont"), to provide up to $44,000,000, in borrowing capacity, under a revolving line of credit ("Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. As of September 30, 1999, the current borrowing capacity for the Line of Credit is $37,856,000. The maximum borrowing on the Line of Credit has been reduced due to the sale of certain collateralized properties.

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

         Debt service paid on Peregrine's first mortgage notes totaled $1,712,000 during the nine months ended September 30, 1999. Total debt service requirements on first mortgage notes in 1999 are approximately $2,192,000. Interest paid on the Senior Lender Group Notes during the nine months ended September 30, 1999 totaled $3,210,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 1999 currently estimated at $1,366,000, based on $16,074,000 principal outstanding.

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

         Peregrine experienced a net increase in unrestricted cash of $1,062,000 for the nine months ended September 30, 1999 as compared to a net decrease in unrestricted cash of $827,000 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999 cash provided by operating activities was $160,000 a decrease of $929,000 from cash provided by operating activities for the nine months ended September 30, 1998 of $1,089,000, is primarily attributable to increase depreciation and amortization and operating expenses attributable to the purchase of the Concord hotel in July 1998. Cash provided by investing activities during the nine months ended September 30, 1999 was $2,617,000 compared to cash used in investing activities for the nine month period ended September 30, 1998 of $11,597,000. The increase of $14,237,000 is attributable to the proceeds from the sales of investments in 1999 and the purchase of the hotel investment in 1998, offset by and increase in improvements at the hotel and commercial properties from 1998 to 1999, which were financed by the Line of Credit. Cash used in financing activities for the nine months ended September 30, 1999 was $1,715,000; a decrease of $11,396,000 from cash provided by financing activities for the nine months ended September 30, 1998 of $9,681,000. The decrease is attributable to a principal payment on the Senior Lender Notes offset by decreased draws on the Line of Credit for financing the hotel refurbishments.

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

- In the second phase, Peregrine made the necessary upgrades or modifications to both the IT and non-IT systems. For the IT systems the accounting, property and hotel management systems required replacement, and the Trust's operating system required upgrading. The Trust replaced its accounting, property and hotel management systems during 1998 with a new accounting and property management system for Windows. The new system has been certified by the vendor to be Year 2000 Compliant. The Trust has upgraded its Windows operating system with the purchase of Windows 98 for several computers and will be completing the process during the fourth quarter of 1999. The vendor has certified that Windows 98 is Year 2000 compliant. Peregrine purchased new personal computers and hardware, which have been certified by the vendors to be Year 2000 compliant. For non-IT systems, all required upgrades were completed in 1998. All of the elevators, fire alarms, heating & air conditioning ventilation, and security alarm systems were inspected by certified technicians to detect any possible interruptions related to the year 2000. Peregrine is in the process of upgrading the phone system and the Holiday Inn Encore & Holidex Reservation systems. These modifications are expected to be complete by fall 1999. The total cost for inspections, testing, and upgrades of computer software and hardware was approximately $110,000, which was incurred during the first three quarters of 1999.

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

----------------------------------------------------------------------------
Item 3.   Quantitative and Qualitative Disclosure about Market Risk
----------------------------------------------------------------------------

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


                                    1999           2000            2001           2002           2003       Thereafter
                                    ----           ----            ----           ----           ----       ----------
Mortgage Notes                       $124,000    $   409,000     $   448,000    $19,722,000      $159,000     $2,842,000
     Average Interest Rate                9.5%           9.5%            9.5%           9.5%          8.7%           8.7%

Senior Notes                               --    $16,074,000              --             --            --             --
     Average Interest Rate                8.5%           8.5%

Revolving Line of Credit                   --             --     $32,592,000             --            --             --
    Average Interest Rate                 8.6%           8.6%            8.6%


PART II.  OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K
----------------------------------------------------------------------------
(a)      Exhibits
----------------------------------------------------------------------------

Exhibit
Number            Description
3.1(a)            Restated Declaration of Trust of The Peregrine Real Estate
                  Trust (1)

3.1(b)            Bylaws of The Peregrine Real Estate Trust (1)

10.1              Second Amended and Restated Note Agreement dated September 27,
                  1994, by and among Commonwealth Equity Trust, the Noteholders named therein, and The Prudential Insurance Company of America as Agent for the Noteholders (1)

10.1.1 First Amendment to Second Amended and Restated Note Agreement dated February 16, 1995. (13)

10.1.2 Second Amendment to Second Amended and Restated Note Agreement dated December 4, 1997, by and among The Peregrine Real Estate
                  Trust, the Noteholders named therein, and The Prudential
                  Insurance Company of America as agent for the Noteholders (8).

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

10.3.1            First Amendment to the Registration Rights Agreement (13)

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


                                           THE PEREGRINE REAL ESTATE TRUST




November 12,1999                           /s/ Larry Knorr
----------------                           --------------------------
    Date                                   Larry Knorr
                                           Vice President and
                                           Chief Accounting Officer