Form 10-K
period 1999-12-31
PEREGRINE REAL ESTATE TRUST
filed 2000-03-29
CIK 314485

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

        TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares of Beneficial Interest

      Securities registered pursuant to Section 12(g) of the Act:    NONE

                            ------------------------

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

    As of March 15, 2000, there were 22,552,440 outstanding Common Shares of Beneficial Interest. As of March 15, 2000, there were 2,319,915 outstanding Common Shares of Beneficial Interest held by non-affiliates of the registrant. Since there is no active trading market for the registrant's Common Shares of Beneficial Interest, no aggregate market value may be given with respect to such shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        THE PEREGRINE REAL ESTATE TRUST

                                                                          PAGE
                                                                        --------
PART I

Item 1.   Business....................................................     1-5
Item 2.   Properties..................................................       6
Item 3.   Legal Proceedings...........................................       7
Item 4.   Submission of Matters to a Vote of Security Holders.........       7

PART II

Item 5.   Market for Registrant's Common Shares of Beneficial Interest
          Equity and Related Security Holder Matters..................       7
Item 6.   Selected Financial Data.....................................       8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9-13
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...      14
Item 8.   Financial Statements and Supplementary Data.................   15-37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      38

PART III

Item 10.  Trustees and Executive Officers of the Registrant...........   38-40
Item 11.  Executive Compensation......................................   40-43
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   43-44
Item 13.  Certain Relationships and Related Transactions..............      45

PART IV

Item 14.  Exhibits, Financial Statement Schedules.....................   45-53

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The Peregrine Real Estate Trust (d.b.a. WinShip Properties, (f.k.a. Commonwealth Equity Trust) ("Peregrine" or the "Trust") is a California real estate trust headquartered in Sacramento, California. As of December 31, 1999, Peregrine's investments included eleven commercial properties located primarily in the Sacramento area, four hotel properties located in Northern California, partnership interests in two general partnerships, and one mortgage note secured by real property.

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

SUMMARY OF CHAPTER 11 BANKRUPTCY PROCEEDINGS

    On August 2, 1993, Peregrine filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as IN RE COMMONWEALTH EQUITY TRUST Case No. 93-26727-C-11. The proximate cause of Peregrine's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group. California Real Estate Investment Trust ("CalREIT"), Peregrine's former 76% owned subsidiary, did not file for protection under Chapter 11. Peregrine's Third Amended Plan of Reorganization as modified (the "Plan of Reorganization" or the "Plan") was confirmed in all respects on August 8, 1994, and Peregrine emerged from bankruptcy on October 7, 1994 (the "Effective Date" of the Plan). On April 28, 1999, the Trust made a motion to the United States Bankruptcy Court to have a final motion and closing of the Trust's bankruptcy case. The motion was granted and the final decree and closing of the Trust bankruptcy case was consummated.

    The Plan provided for INTER ALIA: (a) the restructuring of virtually all of Peregrine's secured and unsecured debt; (b) the reduction in the number of Common Shares of Beneficial Interest held by current shareholders from approximately 25,100,000 shares to 2,334,000 shares (effectively, a reverse stock split); and (c) the issuance of 2,550,000 new Common Shares of Beneficial Interest, as well as a new class of Redeemable Convertible Preferred Stock, to a senior lender group comprised of the Prudential Insurance Company of America, Pacific Mutual Life Insurance Company, ORIX USA Corporation, and Trust Company of the West (collectively, the "Senior Lender Group"). The total authorized number of Common Shares of Beneficial Interest is 50,000,000. As of the Effective Date, the Senior Lender Group owned a majority of the Common Shares of Beneficial Interest (approximately 52%) and all of the new Redeemable Convertible Preferred Stock, with dividends payable-in-kind until October 1998 and a provision for mandatory conversion to Common Shares of Beneficial Interest in April 1999 ("Preferred Stock" or "Preferred Shares"). The Senior Lender Group also received restructured secured notes in the aggregate original principal amount of $40,000,000, which bear interest at 8.50% per annum, with interest payable in-kind through September 30, 1996 (the "Senior Notes"). As a result of conveyances by certain members of the Senior Lender Group of their interests in the Senior Notes and the Preferred Shares, the Senior Lender Group is now comprised of the following: The Prudential Insurance Company of America and Gateway Recovery Trust (collectively, "Prudential"); TCW Special Credits Fund IV, TCW Special Credit Plus Fund, TCW Special Credits Trust IV, TCW Special Credits Trust IVA and TCW Special Credits, as investment manager of the Weyerhaeuser Company Master Retirement Trust Separate Account (collectively, "TCW"); OCM Real Estate Opportunities Fund A, L.P., OCM Real Estate Opportunities Fund B, L.P., and Oaktree Capital Management, LLC as investment manager of Weyerhaeuser Company Master Retirement Trust and Real Estate Opportunities Separate Account (collectively, "Oaktree"). In
November 1998, the Senior Lender Group exchanged all of their issued and outstanding Preferred Shares for 1,815,000 Common Shares.

BUSINESS IN 1999

    During 1999, Peregrine owned and operated a portfolio of investments that included real property, a partnership interest and a mortgage note. During 1999, efforts continued to be placed on improving property operations while simultaneously exploring alternative operating strategies for the future designed to maximize shareholder value. The immediate priority continued to be to meet Peregrine's debt obligations, including its obligation to make cash interest payments on the Senior Notes. To achieve this objective, emphasis remained on maximizing the income stream from the commercial and hotel properties, reducing operating expenses, and the select disposition of real estate assets with negative cash flow and/or which require significant capital expenditures beyond the resources available to Peregrine.

    In 1999, Peregrine sold four commercial properties known as 11167 Trade Center, Downtown Mini-Storage, Burbank Mini-Storage, and 3900 Lenanne. Also in 1999, Peregrine allowed the retail shopping center known as Sunrise Hill Shopping Center to be foreclosed upon.

    At the end of 1999, Peregrine's real estate portfolio was comprised of eleven commercial properties located primarily in the Sacramento area, and four hotels located in Northern California. The commercial property portfolio included three light industrial properties, five suburban office buildings, and three retail shopping centers encompassing approximately 697,284 net rentable square feet in total.

    In 1999, Peregrine continued its efforts to improve the physical and operating condition of its commercial properties by completing repairs and deferred maintenance, controlling property expenses, and improving occupancy levels.

    The overall weighted average occupancy for Peregrine's commercial property portfolio at the end of 1999 was approximately 84% as compared to approximately 80% at the end of 1998, an overall increase of approximately 4%. The increase in occupancy was attributable to the improved leasing activity for the industrial and office buildings.

    As a result of the strategic importance and growth prospects of Peregrine's hotel properties, emphasis remained on completing the required refurbishments necessary to comply with Holiday Inn standards, increasing occupancy, and reducing operating expenses. The Concord Inn hotel is currently operating without a franchise brand name. However, an agreement with Holiday Inns Franchising, Inc. ("Holiday Inn") was negotiated, which states that upon completion of certain refurbishments, Holiday Inn will grant the hotel a Holiday Inn franchise agreement. However, there can be no assurance that a Holiday Inn franchise agreement will be consummated. Peregrine's three full service Holiday Inns and one independent hotel have an aggregate of 748 guestrooms.

    The refurbishments at the Sacramento hotel were completed in accordance with a new Holiday Inn Hotel License Renewal Agreement ("License Agreement") for Sacramento, which is dated January 23, 1998 and expires on December 12, 2010. In September 1998, Peregrine, in agreement with Holiday Inn, voluntarily removed the Sacramento hotel from the Holiday Inn system. The Sacramento hotel guestrooms re-opened January 8, 1999. On January 13, 1999, the Sacramento hotel was reviewed by Holiday Inn and was returned to the Holiday Inn system.

    Additionally, in accordance with the Holiday Inn Hotel License Renewal Agreement for Walnut Creek, which is dated December 18, 1997 and expires December 18, 2007, Peregrine was required to complete refurbishments at the Walnut Creek hotel prior to December 18, 1998. On January 28, 1999,

Peregrine was granted an extension until March 19, 1999 to complete the required refurbishments. Peregrine has completed the refurbishments and in March 1999 received a letter from Holiday Inn confirming that the default is cured.

    The overall weighted average occupancy for the three Holiday Inns hotels and the one independent hotel was approximately 58% during 1999 as compared to approximately 54% during 1998. The increase is primarily due to increased occupancy at Sacramento Holiday Inn during 1999. The Sacramento Holiday Inn was closed during the fourth quarter of 1998 and reopened during the first quarter of 1999.

    At December 31, 1999, the book value of Peregrine's real estate portfolio was $69,418,000. On that date, the portfolio was encumbered by $19,406,000 of first mortgage indebtedness, in addition to the Senior Notes of $16,074,000 in Senior Notes Payable and borrowings under the Trust's line of credit in the amount of $34,908,000.

    At December 31, 1999, Peregrine had one mortgage receivable note with a book value of $322,000, remaining in its portfolio, which is a first mortgage collateralized by real property located in California.

    During 1999, Peregrine's outstanding balance on its long-term notes payable, which are collateralized by first deeds of trust on certain commercial properties, was reduced by approximately $354,000 of principal payments and $4,983,000 due to the foreclosure of the Sunrise Hills Shopping Center.

    In 1999, Peregrine's Senior Notes were reduced by $10,000,000 due to principal reductions made pursuant to the Second Amended and Restated Note Agreement, as amended (the "Note Agreement"). Such principal reductions were financed by borrowings under the line of credit.

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

    On March 10, 1999, Peregrine replaced its Old Line of Credit with a line of credit pursuant to a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in specified periods. Under the terms of the Fifth Amendment and the Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured to the Line of Credit. Principal amounts borrowed under the Line of Credit bore interest at 8.6% through August 1999, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points. The average interest rate charged during 1999 was 8.8%.

    The Trust applied approximately $27,500,000 of borrowings incurred under the Line of Credit to repay all amounts outstanding under its Old Line of Credit. An additional $10,000,000 of borrowings incurred under the Line of Credit was used to repay a portion of the amounts outstanding on the Senior Notes to the Senior Lender Group, which are held by entities that are also significant shareholders of the Trust. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit,
ii) costs incurred in the ordinary course of business in connection with Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes. The Line of Credit prohibits the Trust from incurring debt other than specified mortgage indebtedness and permitted refinancing, indebtedness and restricts the ability of the Trust to incur liens, distribute assets, make payments on Senior debt, and contains certain requirements as to compliance with laws by the Trust, inspection of properties by the lender, leasing of space, environmental matters, insurance, notices and information required to be given to Fremont under the Line of Credit, asbestos operations and maintenance, lead-based paint and hotel renovations.

    In 1999, interest on the Trust's long-term first mortgage notes totaled $1,980,000. Interest, fees and reimbursable expenses related to the Old Line of Credit totaled $552,000, all of which was accrued to the outstanding balance. Interest on the Line of Credit totaled $2,494,000 and interest on the Senior Lender Group Notes totaled $1,544,000 in 1999. At December 31, 1999, total long-term first mortgage notes of the Trust were $19,407,000, the outstanding balance under the Line of Credit was $34,908,000, and total debt obligations to the Senior Lender Group Notes were $16,074,000. Accrued and unpaid interest at December 31, 1999 totaled $118,000 on the Senior Lender Group Notes and $282,000 on the Line of Credit.

    On December 6, 1999, Peregrine and Oaktree Capital Management ("Oaktree"), which owns 27.5 percent of the Trust's outstanding stock, formed Airport Boulevard Holdings, L.L.C., ("ABH") a Delaware limited liability company.

    In December 1999, ABH purchased a 301-room hotel in Burlingame, California. Pursuant to the agreement, Oaktree contributed 100% of the acquisition price. Peregrine did not make capital contribution to ABH. Peregrine is responsible for the management of the hotel. As part of the agreement Peregrine will receive an asset management fee of 1.5% to 3% of gross operating revenues of the hotel. Pursuant to the agreement all income and losses are allocated to Oaktree Capital Management.

COMPETITION

    The real estate industry is highly competitive. Peregrine operates in the hotel and commercial properties industries. Peregrine competes with regional and local real estate investment companies for market share of commercial properties. Peregrine has aligned itself with a nationally recognized hotel chain, which allows the hotels to compete with other national recognized hotel chains in their market areas. For further detail of Peregrine's real estate segmentation see Note # 4 to the financial statements.

SEASONAL BUSINESS

    Peregrine's business does not follow a seasonal pattern. The commercial properties' rental agreements provide revenue throughout the year. Peregrine's hotels are not significantly affected by seasonal changes since Peregrine's hotel revenue is mainly derived by the corporate business traveler and is not dependent on the seasonal traveler.

    SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" FOR a more detailed discussion of the Trust's financial performance, results of operations and alternative going-forward operating strategies.

EMPLOYEES

    At December 31, 1999, Peregrine had a work force of approximately 426 employees. Peregrine considers its employee relations to be excellent.

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

POTENTIAL ENVIRONMENTAL RISKS

    Investments in real property create a potential for environmental liability on the part of the owner of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any of the Trust's properties, the owner or operator of the property (including the Trust) may be held strictly liable for all costs and liabilities relating to such hazardous substances. The Trust currently carries insurance for environmental liabilities on the Towncenter Office Park located in Signal Hill, California.

ITEM 2: PROPERTIES

    The following table sets forth certain information relating to properties owned by Peregrine at December 31, 1999. All of the properties are suitable for the purpose for which they are designed and are being used.

                                         DATE OF     OWNERSHIP     SQUARE    TOTAL ADJUSTED
DIRECT EQUITY INVESTMENTS              ACQUISITION   PERCENTAGE     FEET        COST(1)       ENCUMBRANCES(2)
-------------------------              -----------   ----------   --------   --------------   ---------------
RETAIL SHOPPING CENTERS:
  Regency Plaza Shopping Center,
    Sacramento, California...........     05/85         100%      141,965     $ 8,431,000       $ 8,538,000
  University Village Shopping Center,
    Sacramento, California...........     12/86         100%       82,882       8,119,000         7,465,000
  TGI Friday's, Citrus Heights,
    California.......................     01/87         100%        8,500       1,536,000                --
                                                                              -----------       -----------
Total Retail Shopping Centers........                                          18,086,000        16,003,000
                                                                              -----------       -----------
OFFICE BUILDINGS:
  One Sunrise Park, Rancho Cordova,
    California.......................     08/83         100%       43,747       1,907,000                --
  16th and K Streets, Sacramento,
    California.......................     08/87         100%       39,753       3,372,000                --
  Town Center Office Park, Signal
    Hill, California.................     12/87         100%       93,693       5,359,000                --
  Hurley Ethan Office Park I,
    Sacramento, California...........     04/88         100%       36,645       2,435,000         1,092,000
  Hurley Ethan Office Park II,
    Sacramento, California...........     06/88         100%       38,683       3,028,000         2,311,000
                                                                              -----------       -----------
Total Office Buildings...............                                          16,101,000         3,403,000
                                                                              -----------       -----------
INDUSTRIAL BUILDINGS:
  11135 Trade Center Drive, Rancho
    Cordova, California..............     05/88         100%      144,332       3,258,000                --
  Parkway Center, El Dorado Hills,
    California.......................     01/88         100%       45,332       1,527,000                --
  Mallory Service Center, Walnut
    Creek, California................     10/88         100%       21,752       1,017,000                --
                                                                              -----------       -----------
Total Industrial Buildings...........                                           5,802,000                --
                                                                              -----------       -----------
HOTELS:
  Chico Holiday Inn, Chico,
    California.......................     09/86         100%       87,000       4,599,000                --
  Sacramento Northeast, Sacramento,
    California.......................     09/86         100%      139,800      18,654,000                --
  Walnut Creek Holiday Inn, Walnut
    Creek, California................     03/85         100%       78,470       5,453,000                --
  Concord Inn, Concord California....     07/98         100%      110,000      10,953,000                --
                                                                              -----------       -----------
Total Hotels.........................                                          39,659,000                --
                                                                              -----------       -----------
                                                                              $79,648,000       $19,406,000
                                                                              ===========       ===========

------------------------

(1) Total cost, including reorganization values of Peregrine properties, before accumulated depreciation, adjusted for impairment losses in accordance with Statement of Financial Accounting Standards No. 121.

(2) All of the above properties are pledged as collateral, subject to existing liens, for the restructured debt.

ITEM 3. LEGAL PROCEEDINGS

    On August 2, 1993, Peregrine filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as In re Commonwealth Equity Trust Case No. 93-26727-C-11. The proximate cause of Peregrine's filing a petition for reorganization was its falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group. California Real Estate Investment Trust ("CalREIT"), Peregrine's former 76% owned subsidiary, did not file for protection under Chapter 11. Peregrine's Third Amended Plan of Reorganization as modified (the "Plan of Reorganization" or the "Plan") was confirmed in all respects on August 8, 1994, and Peregrine emerged from bankruptcy on October 7, 1994 (the "Effective Date" of the Plan). On April 28, 1999, the Trust made a motion to the United States Bankruptcy Court to have a final motion and closing of the Trust's bankruptcy case. The motion was granted and the final decree and closing of the Trust bankruptcy case was consummated.

    At December 31, 1999, Peregrine was a party to routine litigation incidental to its business. The lawsuits to which Peregrine is a party are covered by insurance and are being defended by Peregrine's insurance carriers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST EQUITY AND RELATED SECURITY HOLDER MATTERS

MARKET

    Peregrine's Common Shares of Beneficial Interest have traded on the Over-the-Counter Bulletin Board market system under the symbol PGRNS since its emergence from bankruptcy in October 1994, and its issuance of new Peregrine Common Shares of Beneficial Interest was completed. Peregrine's Common Shares of Beneficial Interest were not actively traded during the years ending
December 31, 1999 and 1998. The following table sets forth the high and low closing quotations for the shares during each of the four quarters of 1999 and 1998, as reported by Nasdaq. The Over-the-Counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

                                                         1999                  1998
                                                  -------------------   -------------------
                                                    HIGH       LOW        HIGH       LOW
                                                  --------   --------   --------   --------
First Quarter...................................   $0.25      $0.25      $0.63      $0.19
Second Quarter..................................    0.25       0.25       0.56       0.38
Third Quarter...................................    0.28       0.28       0.38       0.38
Fourth Quarter..................................    0.28       0.28       0.56       0.13

HOLDERS

    As of December 31, 1999, there were 13,626 shareholders-of-record of Peregrine's Common Shares of Beneficial Interest. In addition, there were approximately 2,500 shareholders whose shares were held by depositories in street and nominee names.

CASH DIVIDENDS

    Peregrine paid no cash dividends on its Common Shares of Beneficial Interest in 1999 or 1998, and is substantially restricted under the terms of the Senior Notes and line of credit from making any cash distributions to shareholders in the foreseeable future. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

RECENT SALES OF UNREGISTERED SECURITIES

    None.

ITEM 6. SELECTED FINANCIAL DATA

    The following represents selected financial data for The Peregrine Real Estate Trust for the years ended December 31, 1999, 1998, 1997, 1996, and 1995. The data should be read in conjunction with other financial statements and related notes included elsewhere herein. Numbers below are shown in thousands except for per share data.

                                   YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      1999           1998           1997           1996           1995
                                  ------------   ------------   ------------   ------------   ------------
OPERATING RESULTS
Revenue(1)......................     $28,523        $22,151        $24,828       $ 27,162       $ 26,893
Loss before extraordinary
  item..........................     $(3,482)       $(4,671)       $(2,008)      $ (7,892)      $(15,331)
Extraordinary item..............     $   126        $   255        $   440       $    187       $    598
Net Loss(2).....................     $(3,356)       $(4,416)       $(1,568)      $ (7,705)      $(14,733)
Net Loss attributable to Common
  Shares of Beneficial
  interest(2),(3),(5)...........     $(3,356)       $(8,950)       $(4,818)      $(10,576)      $(17,264)
Loss per Common Share of
  Beneficial interest before
  extraordinary item, basic and
  diluted(5)....................     $ (0.15)       $ (1.18)       $ (1.08)      $  (2.21)      $  (3.66)
Extraordinary item per Common
  Shares of Beneficial Interest
  basic and diluted.............     $    --        $  0.03        $  0.09       $   0.04       $   0.12
Net Loss per share attributable
  to Common Shares of Beneficial
  Interest, basic and
  diluted(2),(3),(5)............     $ (0.15)       $ (1.15)       $ (0.99)      $  (2.17)      $  (3.54)

FINANCIAL POSITION:
Total Assets....................     $74,139        $81,045        $69,883       $104,726       $121,793
Long-term Obligations(4)........     $70,388        $74,504        $88,757       $111,578       $115,064

------------------------

(1) Includes net gains (losses) from sales or transfer of investment $4,474, $374, $1,358, $1,580, and ($184), for the years ended December 31, 1999,
    1998, 1997, 1996, and 1995.

(2) Includes valuation losses of ($1,830), ($0), ($459), ($4,278), and ($9,526), for the years ended December 31, 1999, 1998, 1997, 1996, and 1995.

(3) Includes net loss plus the effects of Preferred Stock dividends, discounts on Preferred Stock dividends, and the accretion of discounts on Preferred Stock dividends.

(4) Includes long-term notes payable collateralized by deeds of trust on rental properties, Senior Notes, and the outstanding balance on the Line of Credit. Includes the outstanding Redeemable Convertible Preferred Stock for years ending December 31, 1997, 1996, and 1995.

(5) For 1998 the weighted average number of commons shares of beneficial interest reflects the conversion of all preferred stock into common stock as of November 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following section includes a discussion and analysis of the results of operations for the years ended December 31, 1999, 1998 and 1997 and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Form 10-K.

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

OVERVIEW

    During 1999, Peregrine owned and operated a portfolio of investments that included real property, a partnership interest and a mortgage note. During 1999, the Trust's management continued its efforts to improve property operations while simultaneously exploring alternative operating strategies for the future designed to maximize shareholder value. The immediate priority continued to be to meet Peregrine's debt obligations, including its obligation to make cash interest payments on the Senior Notes. To achieve this objective, emphasis remained on maximizing the income stream from the commercial and hotel properties, reducing operating expenses, and the select disposition of real estate assets with negative cash flow and/or which require significant capital expenditures beyond the resources available to Peregrine.

    Management continued to explore long term strategies to maximize the value of its assets, including analysis of current and expected property valuations, regional and industry market trends and potential long-term growth opportunities in single and multi-tenant buildings, retail centers and hotel properties. The assessment of long-term strategies includes consideration of financing or restructuring alternatives relating to Peregrine's first mortgage debt and its long-term unsecured debt to the Senior Notes. Under the terms of the Trust's line of credit and Senior Notes, 80% of the net proceeds from certain sales of property, certain grants of options to purchase property, certain refinancing indebtedness, certain new financing or refinancing secured by a lien on the property must be paid to the Senior Lender Group, thus restricting Peregrine from reinvesting in higher yielding investments or making capital improvements to existing assets.

    In March 1999, an additional $10,000,000 of borrowings incurred under the line of credit was used to repay a portion of the amounts outstanding on the Senior Notes to the Senior Lender Group, which are held by entities that are also significant shareholders of the Trust.

    Peregrine's future debt service obligations are approximately $2,192,000 per year on its first mortgage debt, and approximately $17,440,000 on the Senior Notes, based on the balances at December 31, 1999. The Senior Notes mature in October 2000 and the line of credit matures in April 2001. The line of credit may be extended until April 2003 if certain conditions of the agreement are achieved including, the repayment or extension of the maturity date of the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

    The Trust's unrestricted cash totaled $1,286,000 on December 31, 1999, an increase from $165,000 at December 1998. In 1999, the Trust's principal source of funds was from operating income, proceeds from the sale of certain investments, and proceeds from principal and interest payments on a mortgage note receivable.

    Debt service paid on the Trust's first mortgage notes totaled $1,544,000 in 1999 and $2,646,000 in 1998. Peregrine's debt service requirements on such notes in 2000 are approximately $2,192,000. Interest on the Senior Notes was approximately $1,619,000 in 1999. In 1998 and 1997, interest on the Senior Notes was $2,294,000 and $2,442,000, respectively, and interest on its Senior Notes is currently estimated at $1,366,000 for 2000. Principal pay-downs on the Senior Notes totaled $10,000,000, $856,000, and $17,537,000, in 1999, 1998, and 1997,
respectively.

    At December 31, 1999, Peregrine's short and long-term cash commitments include approximately $2,500,000, to complete the refurbishment at the Concord hotel, which is required by Holiday Inn for the franchise license to be granted to the hotel. The refurbishments will be financed by borrowings under the line of credit. The Senior Notes mature in October 2000, and at such time Peregrine will be obligated to repay all outstanding principal thereunder, currently estimated at $16,074,000. In addition, the line of credit matures in April 2001, unless the maturity of Senior Notes is extended. Peregrine is exploring various debt and equity financing alternatives to repay the amounts outstanding under the Senior Notes and the line of credit.

    On March 10, 1999, Peregrine entered into a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in specified periods. Under the terms of the Fifth Amendment and the Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest at 8.6% for the six months, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points. The average interest rate charge for 1999 was 8.8%.

    The Trust applied approximately $27,500,000 of borrowings incurred under the Line of Credit to repay all amounts outstanding under its old line of credit. An additional $10,000,000 of borrowings incurred under the Line of Credit was used to repay a portion of the amounts outstanding on the Senior Lender Group Notes to the Senior Lender Group, which is held by entities that are also significant shareholders of the Trust. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for, i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes. The Line of Credit prohibits the Trust from incurring debt other than specified mortgage indebtedness and permitted refinancing, indebtedness and restricts the ability of the Trust to incur liens, distribute assets, and make payments on Senior debt, and contains certain requirements as to compliance with laws by the Trust, inspection of properties by the lender, leasing of space, environmental matters, insurance, notices and information required to be given to Fremont under Line of Credit, asbestos operations and maintenance, lead-based paint and hotel renovations.

    Based on cash flows from operations, Peregrine anticipates that it will be able to fund its day-to-day business operations and meet its debt service obligations on its first mortgage notes. Peregrine is exploring various debt and equity financing alternatives to repay the balance on the Senior Notes. Also, borrowings under the Line of Credit are available to fund capital improvements to certain properties and improvements securing the Line of Credit and meet costs incurred in the ordinary course in connection with Peregrine's acquisition of income-producing commercial properties for its own account.

    Peregrine's unrestricted cash at December 31, 1999 was $1,286,000, an increase of $1,121,000 over 1998. Per the Statement of Cash Flows, cash used in operating activities was $438,000 in 1999 and $177,000 in 1998. Cash provided by investing activities was $7,221,000 in 1999 compared to cash used in investing activities of $14,788,000 in 1998. The increase in cash provided by investing activities of $21,226,000 is due primarily to proceeds from the sale of commercial property investments in 1999. In addition, the 1998 amount included the purchase of the Concord Inn hotel. Cash used in financing activities was $5,662,000 in 1999 compared to cash provided by financing activities of $13,883,000 in 1998. The decrease of $19,545,000 is primarily due to principal reductions on debt and lower net borrowing on the Line of Credit.

RESULTS OF OPERATIONS

    OCCUPANCY. At December 31, 1999, 1998, and 1997, overall weighted average occupancy levels for the Trust's properties are shown below:

                                                                      OCCUPANCY AT
                                                                      DECEMBER 31,
                                                             ------------------------------
PROPERTY TYPE                                                  1999       1998       1997
-------------                                                --------   --------   --------
Retail Shopping Centers....................................     69%        75%        76%
Office Buildings...........................................     93%        83%        72%
Industrial Buildings.......................................     90%        80%        88%
Mini-Storage Facilities....................................    n/a         84%        96%
Hotels.....................................................     58%        54%        69%

    The overall weighted average occupancy level is calculated by dividing the occupied square footage (or rooms available) by the total square footage (or rooms available) in the portfolio.

    The overall weighted average occupancy level for Peregrine's entire commercial property portfolio as of December 31, 1999 was 84% compared to 80% and 81% at the end of 1998 and 1997, respectively. The increase in 1999 from 1998 is primarily due to increased occupancy at Peregrine's office and industrial buildings, offset slightly by a decrease in occupancy at the retail shopping centers. Hotel occupancy increased in 1999 due to the re-opening of the Sacramento Holiday Inn, which was closed during the fourth quarter of 1998.

    REAL ESTATE DISPOSITIONS. During 1999, Peregrine sold the two Mini-Storage facilities known as Burbank Mini-Storage and Downtown Mini-Storage, one office building known as 3900 Lenanne, and one light industrial building known as 11167 Trade Center. Peregrine allowed formal foreclosure proceedings on a non-recourse mortgage note secured by a retail shopping center, Sunrise Hills. The foreclosure was finalized November 17, 1999.

    In 1998, Peregrine sold two of its light industrial buildings, known as Commerce Road and Consumer Circle. In 1997, Peregrine sold the Pomona Road industrial building and, pursuant to the Plan of Reorganization, disposed of its final parcel of vacant land in Sacramento, California by allowing it to be foreclosed upon by the City of Sacramento.

    MORTGAGE NOTE DISPOSITIONS. During 1999 and 1998, Peregrine did not have any dispositions of mortgage notes. In 1997, a mortgage note held by Peregrine, which was in default at December 31, 1996, was paid in full when the subject property was sold. In addition, another mortgage, which was in default at December 31, 1997 and which had a book value of $0, was sold by Peregrine to the borrower, resulting in a gain of $110,000 in 1997.

REVENUES

    Total revenues were $24,049,000 in 1999 as compared to $21,777,000 in 1998, and $23,470,000 in 1997.

    HOTEL REVENUES. Hotel revenues were $15,465,000 in 1999, an increase from $12,639,000 in 1998, and $13,504,000 in 1997. The increase from 1998 to 1999 is primarily attributable to the increased occupancy at the hotels, primarily the Sacramento hotel, which was closed during the fourth quarter of 1998 to complete renovations. The decrease from 1997 to 1998 is primarily attributable to the temporary closure of the Sacramento hotel during the fourth quarter of 1998.

    COMMERCIAL PROPERTY REVENUES. Commercial property revenues were $8,408,000 in 1999, a decrease from $8,945,000 in 1998 and $9,369,000 in 1997. The decreases each year is due to the absence of revenue from commercial properties that were disposed of, offset by increased occupancy.

    INTEREST REVENUES. Interest revenues were $90,000 in 1999, a decrease from $94,000 in 1998 and $263,000 in 1997. The decrease in interest revenue from 1998 to 1999 and 1997 to 1998 is primarily due to lower average cash balances held during 1999 and 1998.

    OTHER REVENUES. Other revenues were $86,000 in 1999, a decrease from $99,000 in 1998 and $334,000 in 1997. The decrease from 1998 to 1999 is due to a one-time property tax refund earned in 1998. The decrease from 1997 to 1998 is due to a settlement received in 1997.

EXPENSES

    Expenses were $30,175,000 in 1999 compared to $26,822,000 in 1998, and
$26,337,000 in 1997.

    HOTEL OPERATING EXPENSES. Hotel operating expenses were $12,745,000 in 1999, an increase from $11,081,000 in 1998, and $10,499,000, in 1997. The increase from 1998 to 1999 is primarily attributable to the Sacramento hotel being operational the full year of 1999 compared to nine months during 1998, and a full year of expenses for the Concord hotel, which was purchased in July 1998. The increase from 1997 to 1998 is primarily attributable to the purchase of the Concord hotel in July 1998, resulting in higher operating expenses offset by the closure of the Sacramento hotel during the last quarter of 1998.

    COMMERCIAL PROPERTY OPERATING EXPENSES. Commercial property operating expenses were $2,655,000 in 1999 a decrease from $3,049,000 in 1998, and $3,037,000 in 1997. The decrease from 1998 to 1999 is due to absence of expenses from commercial properties that were disposed of during 1999. The increase from 1997 to 1998 in commercial property operating expenses is primarily attributed to increased costs related to deferred repairs and maintenance for the properties.

    COMMERCIAL AND HOTEL PROPERTY MANAGEMENT FEES. Commercial and hotel property management fees were $38,000 in 1999, an increase from $8,000 in 1998, and a decrease from $510,000 in 1997. The increase from 1998 to 1999 is primarily attributable to management fees for the Sunrise Hills property during the foreclosure process. The decrease from 1997 to 1998 is primarily attributable to the absence of management fees on commercial and hotel properties due to the termination of outside management contracts during 1997.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $4,982,000 in 1999, an increase from $3,368,000 in 1998 and $3,340,000 in 1997. The increase from 1998 to 1999 and from 1997 to 1998, are attributable to increased capital improvements for the commercial and hotel properties and increased amortization due to a growth in leasing activity for the commercial properties.

    INTEREST EXPENSE. Interest expenses were $6,429,000 in 1999, an increase from $5,987,000 and $5,810,000 in 1998 and 1997, respectively. The increase from 1998 to 1999 and from 1997 to 1998 is primarily attributable to an increase in interest on the Line of Credit due to higher average outstanding balances.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3,326,000 in 1999, a decrease from $3,329,000 in 1998, and an increase from $3,181,000 in 1997. The decrease from 1998 to 1999 is primarily due to decreases in legal fees and consulting fees, offset by higher salaries due to an increase in personnel. The increase from 1997 to 1998 is primarily attributable to the increase in salaries for additional personnel due to the termination of outside management companies offset by lower legal fees, consulting fees, and expenses related to investors.

GAIN (LOSS) ON SALE OR TRANSFER OF INVESTMENTS

    Gain on foreclosure or sale of investments was $4,474,000 in 1999, an increase from $374,000 in 1998 and $1,358,000 in 1997. During 1999, Peregrine sold a mini-storage facility located at 2316 K Street, Sacramento, CA to Ruth Reeves, an individual, for a gross selling price of $1,875,000 resulting in a gain of $607,000; a light industrial building located at 11167 Trade Center, Sacramento, California, to Sam's Airpack Plus, Inc., for a gross selling price of $1,902,000 resulting in a gain of $842,000; an office building located at 3900 Lenanne, Sacramento, California, to the Parsons Family Partnership for a gross selling price of $4,800,000 resulting in a gain of $1,999,000; a mini-storage facility located at 1435 Sebastopol, Santa Rosa, California to James Ledwith, an individual, for a gross selling price of $3,625,000 resulting in gains of $1,980,000; and the recognition of a portion of a previously deferred gain. In addition, during 1999 Peregrine's non-recourse long term mortgage note, which was secured by a retail shopping center located at 6241 Sunrise Boulevard; was foreclosed upon, which resulted in a loss of $956,000. In 1998, Peregrine sold Commerce Road Industrial Building and Consumer Circle Industrial Building resulting in gains of $205,000 and $169,000, respectively. In 1997, the gain is comprised of the sale of Peregrine's investment in CalREIT; the sale of the Pomona Road industrial building; a loss on the sale and maturity of marketable securities; and the recognition of a portion of a previously deferred gain.

VALUATION LOSSES

    During 1999, Peregrine recorded a valuation loss of $1,830,000 on the Regency Shopping Center, due to low occupancy levels during the year and for the foreseeable future. In 1997, Peregrine recorded a valuation loss of $459,000 on the Sunrise Hills Shopping Center, which was attributable to continued impairments in the value of the asset resulting primarily from the current physical condition of the asset.

EXTRAORDINARY ITEM, FORGIVENESS OF DEBT

    During 1999, Peregrine recorded forgiveness of debt due to the foreclosure of Sunrise Hills for $69,000.

    In addition during, 1999 and 1998, Peregrine recorded forgiveness of debt due to the reconciliation of pre-petition bankruptcy claims, resulting in a reduction of the liability by $57,000 and $255,000. In 1997, Peregrine benefited from a forgiveness of debt of $418,000 in connection with the discounted purchase of the first mortgage note on the 3900 Lenanne Drive Sacramento, California property. In addition, Peregrine benefited from the extinguishments of certain debt related to the bankruptcy proceedings of $22,000.

CASH DIVIDENDS

    Peregrine made no cash distributions during the years 1999, 1998, or 1997. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

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

                             2000          2001          2002         2003        2004      THEREAFTER
                          -----------   -----------   -----------   --------   ----------   ----------
Mortgage Notes..........  $   348,000   $   382,000   $15,675,000   $159,000   $2,224,618    $575,000
  Average Interest
    Rate................          9.5%          9.5%          8.2%       8.7%         8.1%        8.5%

Senior Notes............  $16,074,000            --            --         --                       --
  Average Interest
    Rate................          8.5%

Revolving Line of
  Credit................           --   $34,908,000            --         --           --          --
  Average Interest
    Rate................                        8.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX                                                           PAGE
-----                                                         --------
Financial Statements

    Independent Auditors' Report............................      16

    Balance Sheets..........................................      17

    Statements of Operations................................   18-19

    Statements of Changes in Consolidated Shareholders'
     Equity.................................................   20-21

    Statements of Cash Flows................................      22

    Notes to Consolidated financial Statements..............   23-37

Schedule III--Real Estate and Accumulated Depreciation......   48-51

Schedule IV--Mortgage Loans on Real Estate..................   52-53

DELOITTE & TOUCHE LETTERHEAD

                          INDEPENDENT AUDITORS' REPORT

To the Board Trustees
The Peregrine Real Estate Trust
Sacramento, California

    We have audited the accompanying consolidated balance sheets of The Peregrine Real Estate Trust and subsidiary (the Trust) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended
December 31, 1999. Our audits also included the financial statement schedules listed in the index at item 14 (a) (2). These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Peregrine Real Estate Trust and its subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Sacramento, California
March 17, 2000

                        THE PEREGRINE REAL ESTATE TRUST

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------   ------------
                           ASSETS
Investments:
  Commercial and hotel properties, net of accumulated
    depreciation of $10,230,000 and $7,617,000, at December
    31, 1999 and 1998, respectively.........................  $ 69,418,000   $ 77,873,000
  Notes receivable, net of deferred gains of $76,000 and
    $78,000 at December 31, 1999 and 1998, respectively.....       322,000        327,000
                                                              ------------   ------------
                                                                69,740,000     78,200,000

Cash........................................................     1,286,000        165,000
Restricted cash.............................................       224,000        215,000
Rents, accrued interest, and other receivables,.............       842,000        605,000
Other assets................................................     2,047,000      1,860,000
                                                              ------------   ------------
    Total assets............................................  $ 74,139,000   $ 81,045,000
                                                              ============   ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Line of Credit............................................  $ 34,908,000   $ 24,478,000
  Senior Notes Payable......................................    16,074,000     26,074,000
  Long-term notes payable, collateralized by deeds of trust
    on commercial properties................................    19,406,000     23,952,000
  Accounts payable and accrued liabilities..................     2,703,000      2,246,000
  Other liabilities.........................................       501,000        392,000
                                                              ------------   ------------
    Total Liabilities.......................................    73,592,000     77,142,000
                                                              ============   ============
Commitments and contingencies (Note 11)
Common Shares of Beneficial Interest: 50,000,000 shares
  authorized; 22,553,000 and 4,881,000 shares outstanding...    47,405,000     47,405,000
Accumulated deficit.........................................   (46,858,000)   (43,502,000)
                                                              ------------   ------------
    Total shareholders' equity..............................       547,000      3,903,000
                                                              ------------   ------------
    Total liabilities and shareholders' equity..............  $ 74,139,000   $ 81,045,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                        THE PEREGRINE REAL ESTATE TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            1999           1998           1997
                                                        ------------   ------------   ------------
Revenues:
  Hotel property......................................  $15,465,000    $12,639,000    $13,504,000
  Commercial property.................................    8,408,000      8,945,000      9,369,000
  Interest............................................       90,000         94,000        263,000
  Other...............................................       86,000         99,000        334,000
                                                        -----------    -----------    -----------
                                                         24,049,000     21,777,000     23,470,000
                                                        -----------    -----------    -----------
Expenses:
  Hotel property operating expenses...................   12,745,000     11,081,000     10,499,000
  Commercial property operating expenses..............    2,655,000      3,049,000      3,037,000
  Commercial and hotel property management fees.......       38,000          8,000        510,000
  Depreciation and amortization.......................    4,982,000      3,368,000      3,340,000
  Interest............................................    6,429,000      5,987,000      5,810,000
  General and administrative..........................    3,326,000      3,329,000      3,181,000
                                                        -----------    -----------    -----------
                                                         30,175,000     26,822,000     26,377,000
                                                        -----------    -----------    -----------
    (Loss) before gain on sale or transfer of
      investments, impairment loss, and extraordinary
      item............................................   (6,126,000)    (5,045,000)    (2,907,000)
Gain on sale or transfer of investments, net..........    4,474,000        374,000      1,358,000
                                                        -----------    -----------    -----------
    (Loss) before impairment loss, and
      extraordinary...................................   (1,652,000)    (4,671,000)    (1,549,000)
Impairment loss.......................................   (1,830,000)            --       (459,000)
                                                        -----------    -----------    -----------
    (Loss) before extraordinary item..................   (3,482,000)    (4,671,000)    (2,008,000)
Extraordinary item, forgiveness of debt...............      126,000        255,000        440,000
                                                        -----------    -----------    -----------
  Net loss............................................  $(3,356,000)   $(4,416,000)   $(1,568,000)
                                                        ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                        THE PEREGRINE REAL ESTATE TRUST

               CONSOLIDATED STATEMENTS OF OPERATIONS (CONCLUDED)

Loss per Common Share of Beneficial Interest:

                                                          YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                             1999           1998           1997
                                                         ------------   ------------   ------------
Net loss...............................................  $(3,356,000)   $(4,416,000)   $(1,568,000)
Preferred Stock dividends, net of discount.............           --     (4,140,000)    (2,812,000)
Accretion of discount on Preferred Stock...............           --       (394,000)      (438,000)
                                                         -----------    -----------    -----------
Net loss attributable to Common Shares of
  Beneficial Interest..................................  $(3,356,000)   $(8,950,000)   $(4,818,000)
                                                         ===========    ===========    ===========
Loss per Common Share of Beneficial Interest before
  extraordinary item, basic and diluted................  $     (0.15)   $     (1.18)   $     (1.08)
Extraordinary item per Common Share of Beneficial
  Interest, basic and diluted..........................         0.00           0.03           0.09
                                                         -----------    -----------    -----------
Net loss per share attributable to Common Shares of
  Beneficial Interest, basic and diluted...............  $     (0.15)   $     (1.15)   $     (0.99)
                                                         ===========    ===========    ===========
Weighted average number of Common Shares of Beneficial
  Interest outstanding, basic and diluted..............   22,553,000      7,786,000      4,881,000

          See accompanying notes to consolidated financial statements.

                        THE PEREGRINE REAL ESTATE TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                       REDEEMABLE CONVERTIBLE
                                                                          PREFERRED STOCK
                                                    COMPREHENSIVE    --------------------------
                                                    INCOME/(LOSS)      NUMBER         AMOUNT
                                                    --------------   -----------   ------------
Balance at January 1, 1997........................                    14,073,000   $ 26,265,000
                                                                     -----------   ------------
Net loss..........................................   $(1,568,000)             --             --
Other Comprehensive Income/(Loss):
Deduct unrealized holding losses on marketable
  securities available-for-sale attributable to
  CalREIT(1)......................................        22,000
                                                     -----------
Comprehensive (loss)..............................   $(1,546,000)
Issuance of dividend-in-kind on Redeemable
  Convertible Preferred Stock.....................                     1,482,000      2,964,000
Discount on Redeemable Convertible Preferred Stock
  dividend-in-kind................................                            --       (152,000)
Accretion of discounts on Redeemable Convertible
  Preferred Stock.................................                            --        438,000
                                                                     -----------   ------------
Balance at December 31, 1997......................                    15,555,000   $ 29,515,000
                                                                     -----------   ------------
Net loss and comperhensive (loss).................   $(4,416,000)             --             --
Issuance of dividend-in-kind on Redeemable
  Convertible Preferred Stock.....................                     2,117,000      4,234,000
Discount on Redeemable Convertible Preferred Stock
  dividend-in-kind................................                            --        (94,000)
Accretion of discounts on Redeemable Convertible
  Preferred Stock.................................                            --        394,000
Conversion of Redeemable Convertible Preferred
  Stock to Common Stock...........................                   (17,672,000)   (34,049,000)
                                                                     -----------   ------------
Balance at December 31, 1998......................                            --             --
                                                                     ===========   ============

                                                                     SHAREHOLDERS' EQUITY ATTRIBUTABLE TO
                                                                     COMMON SHARES OF BENEFICIAL INTEREST
                                                    -----------------------------------------------------------------------
                                                            SHARES OF                          ACCUMULATED
                                                       BENEFICIAL INTEREST      ADDITIONAL        OTHER
                                                    -------------------------     PAID-IN     COMPREHENSIVE    ACCUMULATED
                                                      NUMBER        AMOUNT        CAPITAL     INCOME/(LOSS)      DEFICIT
                                                    -----------   -----------   -----------   --------------   ------------
Balance at January 1, 1997........................    4,881,000   $13,356,000            --    $    (22,000)   $(29,734,000)
                                                    -----------   -----------   -----------    ------------    ------------
Net loss..........................................           --            --            --              --      (1,568,000)
Other Comprehensive Income/(Loss):
Deduct unrealized holding losses on marketable
  securities available-for-sale attributable to
  CalREIT(1)......................................                                                   22,000              --

Comprehensive (loss)..............................                                                                       --
Issuance of dividend-in-kind on Redeemable
  Convertible Preferred Stock.....................           --            --            --              --      (2,964,000)
Discount on Redeemable Convertible Preferred Stock
  dividend-in-kind................................           --            --            --              --         152,000
Accretion of discounts on Redeemable Convertible
  Preferred Stock.................................           --            --            --              --        (438,000)
                                                    -----------   -----------   -----------    ------------    ------------
Balance at December 31, 1997......................    4,881,000   $13,356,000            --              --    $(34,552,000)
                                                    -----------   -----------   -----------    ------------    ------------
Net loss and comperhensive (loss).................           --            --            --              --      (4,416,000)
Issuance of dividend-in-kind on Redeemable
  Convertible Preferred Stock.....................           --            --            --              --      (4,234,000)
Discount on Redeemable Convertible Preferred Stock
  dividend-in-kind................................           --            --            --              --          94,000
Accretion of discounts on Redeemable Convertible
  Preferred Stock.................................           --            --            --              --        (394,000)
Conversion of Redeemable Convertible Preferred
  Stock to Common Stock...........................   17,672,000    34,049,000
                                                    -----------   -----------   -----------    ------------    ------------
Balance at December 31, 1998......................   22,553,000    47,405,000            --              --     (43,502,000)
                                                    ===========   ===========   ===========    ============    ============

------------------------------

(1) Amount is eliminated to reflect Peregrine's sale of its 76% stock ownership in CalREIT on January 3, 1997.

           See accompanying notes to consolidated financial statements.

                        THE PEREGRINE REAL ESTATE TRUST

           CONSOLIDATED STATEMENTS OF SHAREHOLDER' EQUITY (CONCLUDED)

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                               REDEEMABLE
                          COMPREHENSIVE        CONVERTIBLE        SHAREHOLDERS' EQUITY ATTRIBUTABLE TO
                          INCOME/(LOSS)      PREFERRED STOCK      COMMON SHARES OF BENEFICIAL INTEREST
                          --------------   -------------------   --------------------------------------
                                                                   SHARES OF BENEFICIAL
                                                                         INTEREST            ADDITIONAL
                                                                 -------------------------    PAID-IN
                                            NUMBER     AMOUNT      NUMBER        AMOUNT       CAPITAL
                                           --------   --------   -----------   -----------   ----------
Balance at December 31,
  1998..................                      --        $ --      22,553,000   $47,405,000      $ --
Net loss and
  comprehensive
  (loss)................   $(3,356,000)       --          --              --            --        --
                                             ---        ----     -----------   -----------      ----
Balance at December 31,
  1999..................                      --        $ --      22,553,000   $47,405,000      $ --
                                             ===        ====     ===========   ===========      ====


                          SHAREHOLDERS' EQUITY ATTRIBUTABLE TO
                          COMMON SHARES OF BENEFICIAL INTEREST
                          -----------------------------
                           ACCUMULATED
                              OTHER
                          COMPREHENSIVE    ACCUMULATED
                          INCOME/(LOSS)      DEFICIT
                          --------------   ------------
Balance at December 31,
  1998..................       $ --        $(43,502,000)
Net loss and
  comprehensive
  (loss)................         --          (3,356,000)
                               ----        ------------
Balance at December 31,
  1999..................       $ --        $(46,858,000)
                               ====        ============

          See accompanying notes to consolidated financial statements.

                        THE PEREGRINE REAL ESTATE TRUST

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                          1999           1998           1997
                                                      ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..........................................  $ (3,356,000)  $ (4,416,000)  $ (1,568,000)
                                                      ------------   ------------   ------------
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
    Interest, fees and reimbursable expenses added
      to principal balance of debt..................       552,000      1,347,000        507,000
    Depreciation and amortization...................     4,982,000      3,368,000      3,340,000
    (Gain) on sale or transfer of investments,
      net...........................................    (4,474,000)      (374,000)    (1,358,000)
    Extraordinary item, forgiveness of debt.........      (126,000)      (255,000)      (440,000)
    Valuation losses................................     1,830,000             --        459,000
    Changes in other assets and liabilities:
    (Increase) decrease in rents, accrued interest,
      and other receivables.........................      (237,000)       108,000        423,000
    (Increase) in other assets......................      (233,000)      (535,000)      (569,000)
    Increase (decrease) in accounts payable and
      accrued liabilities...........................       515,000        446,000       (909,000)
    Increase (decrease) in other liabilities........       109,000        134,000        (15,000)
                                                      ------------   ------------   ------------
        Total adjustments...........................     2,918,000      4,239,000      1,438,000
                                                      ------------   ------------   ------------
        Net cash (used in) operating activities.....      (438,000)      (177,000)      (130,000)
                                                      ------------   ------------   ------------
Cash flows from investing activities:
  Purchase of marketable securities.................            --     (1,816,000)    (3,127,000)
  Proceeds from the sale and maturity of marketable
    securities......................................            --      1,933,000      3,010,000
  Purchase of hotel property........................            --     (8,991,000)            --
  Proceeds from the sale of investments.............    15,616,000      1,125,000     16,812,000
  Improvements to commercial and hotel properties...    (8,353,000)    (6,903,000)    (1,303,000)
  Purchase of office equipment......................       (47,000)      (142,000)       (49,000)
  Principal collections on notes receivable.........         5,000          6,000        390,000
                                                      ------------   ------------   ------------
    Net cash provided by (used in) investing
      activities....................................     7,221,000    (14,788,000)    15,733,000
                                                      ------------   ------------   ------------
Cash flows from financing activities:
  Principal payments on long-term notes payable.....    (4,546,000)      (339,000)    (2,511,000)
  Principal payments on Senior Notes................   (10,000,000)      (856,000)   (17,537,000)
  Borrowings (repayments) on Line of Credit, net....     8,893,000     15,110,000     (1,083,000)
  (Increase) decrease in restricted cash............        (9,000)       (32,000)       803,000
                                                      ------------   ------------   ------------
    Net cash provided by (used in) financing
      activities....................................    (5,662,000)    13,883,000    (20,328,000)
                                                      ------------   ------------   ------------
Net increase (decrease) in cash.....................     1,121,000     (1,082,000)    (4,725,000)
Cash, beginning of year.............................       165,000      1,247,000      5,972,000
                                                      ------------   ------------   ------------
Cash, end of year...................................  $  1,286,000   $    165,000   $  1,247,000
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

    At December 31, 1999, Peregrine owned eleven commercial properties located primarily in the Sacramento area, four hotel properties located in northern California, two partnership interests, and one mortgage note secured by real property.

                          PRINCIPLES OF CONSOLIDATION

    For the year ended December 31, 1999, the financial statements include the accounts of Peregrine and its subsidiary on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Reclassifications of previously reported amounts have been made to conform to the 1999 presentation.

              PLAN OF REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS

    On August 2, 1993, Peregrine filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code, which case was heard in the United States Bankruptcy Court for the Eastern District of California, Sacramento Division, as IN RE COMMONWEALTH EQUITY TRUST Case No. 93-26727-C-11. The proximate cause of Peregrine's filing a petition for reorganization was it's falling out of compliance with a restructuring agreement entered into on July 17, 1992 with a lender group.

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

    On April 28, 1999, the Trust made a motion to the United States Bankruptcy Court to have a final motion and closing of the Trust's bankruptcy case. The motion was granted and the final decree and closing of the Trust bankruptcy case was consummated.

                             FRESH START ACCOUNTING

    Under the principles of fresh start accounting, all of Peregrine's assets and liabilities were restated to reflect their reorganization value, which approximated fair value at the date of the reorganization, October 7, 1994.

                        THE PEREGRINE REAL ESTATE TRUST

1. ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CHAPTER 11 PROCEEDINGS (CONTINUED)
                        COMMERCIAL AND HOTEL PROPERTIES

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

    The allowance for depreciation and amortization has been calculated under the straight-line method based upon the estimated useful lives of the properties. As of the Effective Date, new useful lives were estimated for all Peregrine rental properties. These lives range from 24 to 34 years. Expenditures for maintenance, repairs and betterments, which do not materially prolong the normal useful life of an asset, are charged to operations as incurred. Expenditures, which prolong the useful life of an asset, are capitalized and depreciated.

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

                                      CASH

    The Trust invests its cash in demand and time deposits with banks. Bank balances in excess of federally insured amounts totaled $1,537,000, and $437,000 as of December 31, 1999 and 1998, respectively. The Trust has an overdraft in the checking account of $963,000 and $796,000 at December 31, 1999 and 1998, respectively; the overdraft is recorded in accounts payable.

                              REVENUE RECOGNITION

    The Trusts recognizes rental revenues over the life of the lease. The Trust recognizes interest income on notes receivable when it is estimated that the fair value of the collateral related to the note is adequate.

                        THE PEREGRINE REAL ESTATE TRUST

1. ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND CHAPTER 11 PROCEEDINGS (CONTINUED)
                                   ESTIMATES

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

                          COMPREHENSIVE INCOME (LOSS)

    Comprehensive Income has been computed and presented in accordance with Statement Of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. Comprehensive income (loss) includes net income and other comprehensive income (loss).

                         NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, Financial Accounting Standard Board issued SFAS No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement established accounting and accounting standards for the derivative instruments and hedging activities. The effective date of this statement was deferred until fiscal years beginning after June 15, 2000 with the issuance of SFAS No. 137. The Trust is in the process of determining the impact of SFAS No. 133 on the Trust's financial position and results of operations.

                               NET LOSS PER SHARE

    The weighted-average number of Common Shares of Beneficial Interest outstanding during the years ended December 31, 1999, 1998 and 1997, was 22,553,000, 7,786,000, and 4,881,000 respectively. Common Shares of Beneficial Interest equivalents are anti-dilutive for the years ended December 31, 1999, 1998, and 1997, and are not considered in calculating net loss per Common Share of Beneficial Interest.

2. COMMERCIAL AND HOTEL PROPERTIES

    At December 31, 1999 and 1998, the property portfolio reorganization value included retail shopping centers, $18,086,000 and $25,821,000, respectively; office buildings, $16,101,000 and $17,693,000, respectively; industrial buildings, $5,802,000 and $6,612,000, respectively; mini-storage facilities, $0 and $2,848,000, respectively; and hotels, $39,659,000 and $32,511,000, respectively.

    Peregrine's non-cancelable operating leases at December 31, 1999, provide for minimum rental income during each of the next five years of $6,088,000, $4,641,000, $2,997,000, $1,887,000, and $1,513,000,

                        THE PEREGRINE REAL ESTATE TRUST

2. COMMERCIAL AND HOTEL PROPERTIES (CONTINUED) respectively, and $1,684,000 thereafter. Certain of the leases increase periodically based on changes in the Consumer Price Index.

    At December 31, 1999, One Sunrise Office Building, with a total carrying value of $1,498,000, and 16 & K Office Building, with a total carrying value of $2,927,000 were classified as held for sale. At December 31, 1998, Burbank Mini-Storage, with a total carrying value of $1,166,000, and 3900 Lenanne with a total carrying value of $2,438,000, were classified as held for sale (and were subsequently sold--see Note 21).

3. INVESTMENT IN REAL ESTATE JOINT VENTURES

    On December 6, 1999, Peregrine and Oaktree Capital Management ("Oaktree"), which owns 27.5 percent of the Trust's outstanding stock, formed Airport Boulevard Holdings, L.L.C., ("ABH") a Delaware limited liability company.

    In December 1999, ABH purchased a 301-room hotel in Burlingame, California. Pursuant to the agreement, Oaktree contributed 100% of the acquisition price. Peregrine did not make any capital contribution to ABH. Peregrine is responsible for the management of the hotel. As part of the agreement Peregrine will receive an asset management fee of 1.5% to 3% of gross operating revenues of the hotel. Pursuant to the agreement all income and losses are allocated to Oaktree Capital Management.

    Peregrine is also a partner in CR Properties, a general partnership, in which Peregrine owns a 50% interest. CR Properties is a limited partner in a partnership, which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's financial statements for the years ended December 31, 1999, 1998, and 1997 as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt.

                        THE PEREGRINE REAL ESTATE TRUST

4. OPERATING SEGMENTS

    Peregrine's reportable segments consist of strategic real estate groups that consist of different types of properties. The groups are managed separately because each group requires different management and marketing strategies.

    Peregrine's reportable segments are the hotel properties, the commercial properties, and the corporate group, which manages the hotels and commercial properties.

                          REVENUES
                         (EXCLUDING
                          INTEREST     INTEREST    OPERATING    INTEREST                    VALUATION     GAIN/LOSS
SEGMENT                    INCOME)      INCOME     EXPENSES      EXPENSE    DEPRECIATION       LOSS       ON SALES
-------                  -----------   --------   -----------   ---------   -------------   ----------   -----------
FOR YEAR ENDING
  DECEMBER 31, 1999
Hotels.................    $15,465       $ --       $12,745      $2,731        $2,463         $   --       $   --
Commercial.............      8,408         --         2,693       3,698         2,022          1,830        4,473
Corporate..............         86         90         3,326          --           497             --            1
                           -------       ----       -------      ------        ------         ------       ------
  Total................    $23,959       $ 90       $18,764      $6,429        $4,982         $1,830       $4,474
                           =======       ====       =======      ======        ======         ======       ======
FOR YEAR ENDING
  DECEMBER 31, 1998
Hotels.................    $12,639       $ --       $11,081      $1,546        $1,197         $   --       $   --
Commercial.............      8,945         --         3,057       4,441         2,034             --          374
Corporate..............         99         94         3,329          --           137             --           --
                           -------       ----       -------      ------        ------         ------       ------
  Total................    $21,683       $ 94       $17,467      $5,987        $3,368             --       $  374
                           =======       ====       =======      ======        ======         ======       ======
FOR YEAR ENDING
  DECEMBER 31, 1997
Hotels.................    $13,504       $ --       $10,839      $1,411        $1,043         $   --       $   --
Commercial.............      9,369         --         3,207       4,399         2,238            459          236
Corporate..............        334        263         3,181          --            59             --        1,122
                           -------       ----       -------      ------        ------         ------       ------
  Total................    $23,207       $263       $17,227      $5,810        $3,340         $  459       $1,358
                           =======       ====       =======      ======        ======         ======       ======


                                             NET
                          EXTRAORDINARY    INCOME/     TOTAL
SEGMENT                     ITEMS(1)        (LOSS)     ASSETS
-------                  ---------------   --------   --------
FOR YEAR ENDING
  DECEMBER 31, 1999
Hotels.................       $ --         $(2,474)   $35,082
Commercial.............         69           2,707     36,136
Corporate..............         57          (3,589)     2,921
                              ----         -------    -------
  Total................       $126         $(3,356)   $74,139
                              ====         =======    =======
FOR YEAR ENDING
  DECEMBER 31, 1998
Hotels.................       $ --         $(1,185)   $30,126
Commercial.............         --            (213)    49,486
Corporate..............        255          (3,018)     1,433
                              ----         -------    -------
  Total................       $255         $(4,416)   $81,045
                              ====         =======    =======
FOR YEAR ENDING
  DECEMBER 31, 1997
Hotels.................       $ --         $   211    $16,536
Commercial.............        418            (280)    51,121
Corporate..............         22          (1,499)     2,226
                              ----         -------    -------
  Total................       $440         $(1,568)   $69,883
                              ====         =======    =======

----------------------------------

(1) Extraordinary items include $126,000, $255,000, and $440,000, for forgiveness of debt for 1999, 1998, and 1997, respectively

5. NOTE RECEIVABLE

  As of December 31, 1999 and 1998, the Trust had a long-term note receivable collateralized by a deed of trust in the face amount of $398,000 and $405,000, respectively. The note is collateralized by real estate property in California.

    The note is to be repaid from the cash flow of the property or proceeds from the sale or refinancing of the property. Contractually scheduled principal collections on Peregrine's note receivable of $398,000 over the next five years are as follows:

Principal Payments For Years:

 2000      2001       2002       2003       2004     THEREAFTER    TOTAL
------   --------   --------   --------   --------   ----------   --------
$7,000    $8,000     $9,000     $9,000    $365,000    $     --    $398,000

    The note bears interest at an annual rate of 9.50% as of December 31, 1999.

6. RESTRICTED CASH

    At December 31, 1999 and 1998, cash of $224,000 and $215,000, respectively, was restricted. The funds represent a portion of an Indemnity Trust Fund that was established to fund possible indemnification

                        THE PEREGRINE REAL ESTATE TRUST

6. RESTRICTED CASH (CONTINUED)
obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, is restricted as to use for a period of three years ending May 29, 2000, as defined in the Indemnity Trust Agreement.

    Interest income recognized during 1999, 1998, and 1997 on Indemnity Trust Fund was $7,000, $9,000, and $6,500, respectively. These funds are invested in Certificate of Deposits, which have variable mature and interest rates.

7. VALUATION ALLOWANCES

    Analysis of changes in the allowance for possible losses on notes receivable and rents, accrued interest and other receivables for the years ended
December 31, 1999, 1998, and 1997 is as follows:

                                                          YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                             1999               1998               1997
                                                         -------------      -------------      -------------
NOTES RECEIVABLE
Allowance for valuation losses, unaccreted discounts
  and deferred gains on notes receivable:
    Beginning balance..................................   $    78,000          $79,000          $   319,000
    Elimination of CalREIT deferred gains(1)...........            --               --             (239,000)
    Recognition of deferred gains......................        (2,000)          (1,000)              (1,000)
    SFAS 121 adjustments...............................            --               --                   --
                                                          -----------          -------          -----------
    Ending Balance.....................................   $    76,000          $78,000          $    79,000
                                                          ===========          =======          ===========
RENTS, ACCRUED INTEREST AND OTHER RECEIVABLES
Allowance for bad debt losses on rents, accrued
  interest, and other receivables:
    Beginning balance..................................   $        --          $41,000            1,153,000
    Elimination of CalREIT allowances(1)...............            --               --           (1,001,000)
    Provision for losses...............................        82,000               --               60,000
    Recoveries.........................................                                             (40,000)
    Amounts charged against allowance for losses.......       (82,000)         (41,000)            (131,000)
                                                          -----------          -------          -----------
    Ending Balance.....................................   $        --          $    --          $    41,000
                                                          ===========          =======          ===========

------------------------

(1) Amount is deducted to reflect Peregrine's sale of its 76% stock ownership interest in CalREIT on January 3, 1997.

8. LONG-TERM NOTES PAYABLE COLLATERALIZED BY DEEDS OF TRUST ON COMMERCIAL PROPERTIES

    At December 31, 1999 and 1998, the Trust had long-term notes payable, with a face value of $19,405,000 and $23,952,000, respectively, which are collateralized by first deeds of trust on commercial properties, the net book value at December 31, 1999 and 1998, totaled $20,244,000 and $27,846,000 respectively. The long-term notes payable are due in installments extending to the year 2008, with interest rates ranging from 8.50% to 10.00%. Contractually scheduled principal payments related to these

                        THE PEREGRINE REAL ESTATE TRUST

8. LONG-TERM NOTES PAYABLE COLLATERALIZED BY DEEDS OF TRUST ON COMMERCIAL PROPERTIES (CONTINUED) long-term notes during each of the next five years, are $348,000, $382,000, $15,675,000, $159,000 and $2,267,000, respectively, and $575,000 thereafter.

    Peregrine had a non-recourse long-term mortgage note, which was secured by a retail shopping center located at 6241 Sunrise Boulevard ("Sunrise Hills"). Peregrine's management made the decision to cease debt service payments on the Sunrise Hills mortgage note as of April 1999. In July 1999, Peregrine was notified that the lender had initiated judicial foreclosure proceedings against Sunrise Hills, which was securing the note. These procedures were finalized November 17, 1999. The foreclosure resulted in a loss of $956,000, which has been recognized in the 1999 statement of operations.

9. LINES OF CREDIT

    On March 10, 1999, Peregrine entered into a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in specified periods. Under the terms of the Fifth Amendment and the Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest at 8.6% for the six month, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points. The average interest rate charged during 1999 was 8.8%.

    The Trust applied approximately $27,500,000 of borrowings incurred under the Line of Credit to repay all amounts outstanding under its old line of credit. An additional $10,000,000 of borrowings incurred under the Line of Credit was used to repay a portion of the amounts outstanding on the Senior Notes to the Senior Lender Group, which are held by entities that are also significant shareholders of the Trust. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course of business in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes. The Line of Credit prohibits the Trust from incurring debt other than specified mortgage indebtedness and permitted refinancing, indebtedness and restricts the ability of the Trust to incur liens, distribute assets, and make payments on Senior debt, and contains certain requirements as to compliance

                        THE PEREGRINE REAL ESTATE TRUST

9. LINES OF CREDIT (CONTINUED)

with laws by the Trust, inspection of properties by the lender, leasing of space, environmental matters, insurance, notices and information required to be given to Fremont under Line of Credit, asbestos operations, and maintenance, lead-based paint and hotel renovations.

    At December 31, 1999 and 1998, amounts outstanding under the line of credit were $34,908,000 and $24,478,000, respectively. The weighted average interest rate under the lines of credit during 1999 and 1998, were approximately 8.8% and 8.2% respectively.

10. SENIOR NOTES PAYABLE

    In accordance with the Plan of Reorganization, restructured notes payable in the face amount of $40,000,000, which bear interest at 8.5% per annum and are due on October 1, 2000, were issued to the Senior Lender Group in partial satisfaction of the $80,000,000 obligation owed to them. Interest was payable in-kind through September 30, 1996, by means of interest deferral notes issued quarterly. Since September 30, 1996, interest has been payable monthly in cash (8.5%), with the first payment commencing November 1, 1996.

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

    Senior Notes Payable in the face amount of $16,074,000 and $26,074,000, were outstanding at December 31, 1999 and 1998, respectively.

11. COMMITMENTS AND CONTINGENCIES

                                     LEASES

    Peregrine leases real estate, office facilities and equipment through non-cancelable capital and operating leases.

                        THE PEREGRINE REAL ESTATE TRUST

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
           FUTURE MINIMUM LEASE PAYMENTS UNDER NON-CANCELABLE LEASES

                                                                      CAPITAL LEASE
AT DECEMBER 31, 1999                               OPERATING LEASES    OBLIGATIONS
--------------------                               ----------------   -------------
2000.............................................      $ 70,000          $15,000
2001.............................................      $ 70,000          $11,000
2002.............................................      $ 70,000          $    --
2003.............................................      $ 35,000
2004.............................................      $     --
Thereafter.......................................      $     --
                                                       --------          -------
Total............................................      $245,000          $26,000
                                                       ========          =======

    Total rent expense was $70,000, $100,000, and $41,000, during the years ended December 31, 1999, 1998 and 1997, respectively. The capital lease is classified in accounts payable and accrued liabilities on the balance sheet at December 31, 1999.

                           SCHEDULE OF DEBT MATURITY

    Future debt maturity of the mortgage notes, senior notes and line of credit as follows:

AT DECEMBER 31, 1999                   MORTGAGE NOTES   SENIOR NOTES   LINE OF CREDIT
--------------------                   --------------   ------------   --------------
2000.................................    $   348,000    $16,074,000     $        --
2001.................................    $   382,000    $        --     $34,908,000
2002.................................    $15,675,000    $        --     $        --
2003.................................    $   159,000    $        --     $        --
2004.................................    $ 2,267,000    $        --     $        --
Thereafter...........................    $   575,000    $        --     $        --
                                         -----------    -----------     -----------
Total................................    $19,406,000    $16,074,000     $34,908,000
                                         ===========    ===========     ===========

                              CAPITAL EXPENDITURES

    At December 31, 1999, Peregrine expects that the capital expenditures necessary to complete refurbishments will be approximately $2,500,000 for the Concord hotel. Such refurbishments are required by Holiday Inn for a franchise license to be granted for the hotel.

                                   LITIGATION

    At December 31, 1999, Peregrine was a party to routine litigation incidental to its business. The lawsuits to which Peregrine is party are covered by insurance and are being defended by Peregrine's insurance carriers.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On November 2, 1998, Peregrine entered into an exchange agreement (the "Exchange Agreement") with the holders of the Preferred Shares wherein such holders agreed to exchange all of their Redeemable

                        THE PEREGRINE REAL ESTATE TRUST

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Convertible Preferred Stock (the "Preferred Stock") in the original face amount of $22,500,000, for Common Shares (the "Exchange"). The Exchange Agreement effectively accelerated the mandatory conversion of the Preferred Shares for Common Shares, which was to occur in April 1999. The Exchange was consummated on November 18, 1998. As a result of the Exchange, all of the issued and outstanding Preferred Shares were converted into Common Shares and each holder of Preferred Shares received 1.0541145 Common Shares for each outstanding Preferred Share. The Senior Lender Group received an aggregate of 17,672,000, Common Shares, in exchange for their Preferred Shares, increasing their aggregate percentage ownership of Peregrine's Common Shares to approximately 89.7%.

13. DISTRIBUTIONS

    No cash distributions were made to holders of Common Shares of Beneficial Interest for the years ended December 31, 1999, 1998, and 1997, and under the terms of the agreement with respect to the Senior Lender Group Notes and the Line of Credit, Peregrine is substantially restricted from and does not anticipate making any distributions to shareholders in the foreseeable future.

14. RELATED-PARTY TRANSACTIONS

    During 1999, Peregrine paid $275,000 to E.S. Merriman in connection with services provided in the negotiations of the terms of the Line of Credit. During the negotiations for the Line of Credit, one of Peregrine's trustees, Michel Joseph was an agent for E.S. Merriman and assisted in the negotiations of the terms of the Line of Credit.

    In 1999 and 1998, Peregrine did not utilize any services from its current or former independent trustees. However, in 1997, Peregrine utilized the services of certain of its former independent Trustees in connection with an analysis of alternative operating strategies, asset dispositions, and day-to-day management activities. In connection with the consulting services performed, the following amounts were paid to such former Trustees (or affiliated companies) in 1997.

                                                                1997
                                                              --------
The McMahan Group (John McMahan, former Trustee)............  $ 9,000
John F. Salmon, former Trustee..............................    6,000
The Presidio Group (Kenneth T. Seeger, former Trustee)......   59,000
Hickey & Hill, Inc. (E. Lawrence Hill, Jr., former
  Trustee)..................................................    5,000

                        THE PEREGRINE REAL ESTATE TRUST

15. GAIN (LOSS) ON SALE OR TRANSFER OF INVESTMENTS:

    Components of the gain (loss) on sale or transfer of investments for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                                  YEAR ENDED         YEAR ENDED         YEAR ENDED
                                               DECEMBER 31,1999   DECEMBER 31,1998   DECEMBER 31,1997
                                               ----------------   ----------------   ----------------
                                                                   (IN THOUSANDS)
COMPONENTS
Sale of Burbank Mini Storage.................       $1,980              $ --              $   --
Sale of 3900 Leanne..........................        1,999                --                  --
Sale of 11167 Trade Center...................          842                --                  --
Foreclosure of Sunrise Hills.................         (956)               --                  --
Sale of Downtown Mini Storage................          607                --                  --
Sale of Commerce Circle......................           --               205                  --
Sale of Consumer Road........................           --               169                  --
Sale of 76% stock ownership interest in
  CalREIT....................................           --                --               1,012
Sale of Corona Sherman Note..................           --                --                 110
Sale of Pomona Road..........................           --                --                 236
Sale and maturity of marketable securities...           --                --                  (1)
Recognition of deferred gains................            2                --                   1
                                                        --                --                  --
                                                    ------              ----              ------
    Total gains (losses).....................       $4,474              $374              $1,358
                                                    ======              ====              ======

16. INCOME TAXES

    The income tax effect of temporary differences between financial and income tax reporting that give rise to a significant portion of the deferred income tax assets is as follows:

                                                          1999           1998           1997
                                                      ------------   ------------   ------------
NOL carryforward....................................  $ 33,700,000   $ 33,364,000   $ 31,406,000
Fixed assets........................................    19,235,000     18,414,000     18,655,000
Investments.........................................     3,310,000      3,310,000      3,310,000
Notes receivable....................................        33,000         33,000         34,000
Capital loss carryforward...........................    23,735,000     23,735,000     24,169,000
Other...............................................  $    347,000        311,000        210,000
                                                      ------------   ------------   ------------
                                                        80,360,000     79,167,000     77,784,000
Less valuation allowance (Note 1 to financial
  statements).......................................   (80,360,000)   (79,167,000)   (77,784,000)
Net.................................................  $         --   $         --   $         --

    At December 31, 1999, the Trust had tax net operating loss carryforwards ("NOL's") which may be applied against future taxable income. Federal NOL's total $88,527,000 and expire between 2000 and 2019 California NOL's total $40,740,000 and expire between 2000 and 2004. The utilization of the NOL's is subject to limitations upon certain changes in ownership as defined in the Internal Revenue Code.

    Any future benefit realized from NOL's which arose before the Effective Date of the Plan will be reported as a direct addition to paid-in capital.

    The Trust's alternative minimum tax operating loss carryforwards are substantially the same as its NOL's at December 31, 1999.

                        THE PEREGRINE REAL ESTATE TRUST

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of the Trust's financial instruments including cash, notes receivable, and rents, accrued interest, and other receivables at December 31, 1999, is approximately the same as their carrying amounts. The estimated fair value of the Trust's long-term notes payable collateralized by deeds of trust on commercial properties, the Senior Notes Payable, and the Line of Credit with face values of $19,406,000, $16,074,000, and $34,908,000, respectively, at December 31, 1999, is approximately the same as their fair values at December 31, 1999.

18. EXTRAORDINARY ITEM, FORGIVENESS OF DEBT

    During 1999 and 1998, Peregrine recorded income from debt forgiveness of $126,000 and $255,000, respectively. This amount includes $57,000 in 1999 and $255,000 in 1998, in connection with pre-petition related claims. A reconciliation of outstanding claims resulted in a reduction of the bankruptcy related liabilities. The 1999 balance also includes $69,000 from debt forgiveness related to the transfer of investment in full settlement of the loan on Sunrise Hills. At the time of foreclosure the fair market value of the investment was $4,027,000 and the loan amount was $4,096,000.

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

19. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

    In connection with the sale or foreclosure of investments the Trust entered into various non-cash transactions as follows:

                                                          YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                             1999           1998           1997
                                                         ------------   ------------   ------------
Sales price less selling costs incurred through
  escrow...............................................  $16,298,000     $1,134,000    $21,515,000
Other liabilities assumed by buyer or applied to the
  sale price...........................................     (682,000)        (9,000)        (5,000)
                                                         -----------     ----------    -----------
Net cash received......................................  $15,616,000     $1,125,000    $21,510,000
                                                         ===========     ==========    ===========
Carrying value of investments sold.....................  $10,862,000     $  762,000    $19,678,000
                                                         ===========     ==========    ===========
Carrying value of other assets written off at the time
  of the sale, including prepaid selling costs.........  $   212,000     $   80,000    $    66,000
                                                         ===========     ==========    ===========

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

    During the years ended December 31, 1999, 1998, and 1997, increases under the Line of Credit and Old Line of Credit included $552,000, $1,347,000, and $507,000, respectively for interest, fees, and reimbursable expenses incurred during the respective years.

                        THE PEREGRINE REAL ESTATE TRUST

19. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION (CONTINUED) Interest paid for the years ended December 31, 1999, 1998 and 1997, was
$5,715,000, $5,642,000, and $5,891,000, respectively.

20. STOCK OPTION PLAN

    TRUSTEE STOCK OPTION PLAN:

    The Trustee Stock Option Plan provides the members of the Board of Trustees an opportunity to purchase Common Shares of Beneficial Interest. The aggregate number of Common Shares of Beneficial Interest, which may be issued upon exercise of all options granted under the Trustee Stock Option Plan, shall not exceed 150,000. At December 31, 1999, 1998, and 1997, options for the purchase of 146,666, 126,665, and 106,664, shares, respectively, were outstanding under the Trustee Stock Option Plan, all of which were exercisable.

    Under the terms of the Trustee Stock Option Plan, options may be granted to members of the Board of Trustees who are not full time employees or officers of Peregrine or any subsidiary of Peregrine. The option price granted under the Trustee Stock Option Plan shall be the greater of (1) the fair market value of the Common Shares of Beneficial Interest on the Effective Date, October 7, 1994, or (2) two dollars. Each option, which has been granted to date under the Trustee Stock Option Plan has been granted at an exercise price of two dollars per share. On the Effective Date, each participant was granted an initial option to purchase 6,666 Common Shares of Beneficial Interest. Thereafter, each participant whose commencement of services is after the Effective Date shall be granted an initial option to purchase 6,666 Common Shares of Interest as of the date of the participant's commencement of service. Each participant shall also be granted additional options to purchase 6,667 Common Shares of Beneficial Interest on each of the next two anniversaries of the grant date of the initial option. Pursuant to Oaktree Capital Management's policy, Messrs. Karsh and Masson were not granted options upon their election as Trustees. No options were exercised during 1999, 1998, or 1997. Under the terms of the Trustee Stock Option Plan, options expire on the earlier of (1) the tenth anniversary of their grant date, (2) upon disability or death of the participant, or (3) in the event of a complete liquidation of Peregrine, a merger, reorganization or consolidation of Peregrine with any other corporation in which Peregrine is not the surviving entity, or Peregrine becomes a wholly owned subsidiary of another corporation. The weighted average remaining contractual life of options under grant at December 31, 1999, was approximately 7 years.

    The Trustee Stock Option Plan provides that all options under the plan shall vest at a rate of at least 33 1/3% per year from the date of the grant. Vesting may be accelerated in the event of an optionee's death, disability retirement or in the event of a change of control. Under the Trustee Stock Option Plan there were 146,666 options granted and exercisable.

    1998 LONG TERM INCENTIVE PLAN:

    The 1998 Long Term Incentive Plan provides for awards in the form of options (which may constitute incentive stock options ("Incentive Options") under Section 422(a) of the Internal Revenue Code of 1986, as amended ("Code"), a nonstatuatory stock options ("NSOs") to key personnel of the Trust, including trustees. The exercise price under the Plan provides that Incentive Options the Plan may not be granted at less than 100% of the fair market value of the Trust's common stock on the date of the grant of such incentive stock options. In the case of a 10% or greater, shareholder, the exercise price of an incentive stock option shall not be less than 110% of the fair market value of the common stock on the date of the

                        THE PEREGRINE REAL ESTATE TRUST

20. STOCK OPTION PLAN (CONTINUED)
grant. The maximum total number of shares for which options may be granted will not exceed two million shares (2,000,000).

    The purpose of the 1998 Long Term Incentive Plan is to further and promote the interests of the Trust, its subsidiaries and its shareholders by enabling the Company and its subsidiaries to attract, retain and motivate employees, trustees and consultants or those who will become employees, trustees or consultants, and to align the interests of those individuals and the Company's shareholders. To do this, the Plan offers equity-based opportunities providing such employees, trustees and consultants with a proprietary interest in maximizing the growth, profitability and overall success of the Company and its Subsidiaries.

    The Long Term Incentive Plan provides that all options under the Stock Option Plan shall vest at a rate of at least 25% per year from the date of the grant. Vesting may be accelerated in the event of an optionee's death, disability retirement or in the event of a change of control. No term of any stock options shall exceed ten years after date of the grant for employees and five years after the date of grant for 10% or greater shareholders. At December 31, 1999 under the Long Term Incentive Plan there were 1,100,000 options granted and 637,500 exercisable

    A Summary of Stock Option activity:

                                                        STOCK      1998 LONG TERM
                                                     OPTION PLAN   INCENTIVE PLAN
                                                     -----------   --------------
Outstanding and Exercisable--January 1, 1996.......      53,332              --
  Granted..........................................      26,668              --
  Exercised........................................          --              --
                                                      ---------       ---------
Outstanding--December 31, 1996.....................      80,000              --
80,000 exercisable at a price of $2.00
  Granted..........................................      26,664              --
  Exercised........................................          --              --
                                                      ---------       ---------
Outstanding--December 31, 1997.....................     106,664              --
106,664 exercisable at a price of $2.00
  Granted..........................................      20,001         850,000
  Exercised........................................          --              --
                                                      ---------       ---------
Outstanding--December 31, 1998.....................     126,665         850,000
133,328 exercisable at a price of $2.00 and 425,000
exercisable at a price of $0.25.
  Granted..........................................      20,001         250,000
  Exercised........................................          --              --
                                                      ---------       ---------
Outstanding--December 31, 1999.....................     146,666       1,100,000
                                                      =========       =========
146,666 exercisable a price of $2.00 and 637,500 at
a weighted average price of $0.25.

                        THE PEREGRINE REAL ESTATE TRUST

20. STOCK OPTION PLAN (CONTINUED)
    The following table summarizes stock options outstanding and exercisable at December 31, 1999

                                                                                                  WEIGHTED
                                                                                                   AVERAGE
                                                                                                  EXERCISE
      RANGE OF                                               WEIGHTED AVERAGE                       PRICE
      EXERCISE            OPTIONS     AVERAGE REMAINING   EXERCISE PRICE OPTIONS     OPTIONS       OPTIONS
       PRICES           OUTSTANDING   CONTRACTUAL LIFE         OUTSTANDING         EXERCISABLE   EXERCISABLE
---------------------   -----------   -----------------   ----------------------   -----------   -----------
$0.25--$2.00........     1,246,666              8                $  0.46             784,166        $0.58

    Had compensation costs for Peregrine's stock-based compensation been determined using fair value of the options at the grant date, as prescribed by SFAS 123, Peregrine's net loss would be unchanged for the years ending December 31, 1999, 1998 and 1997 because the fair value of the options granted is deemed to be insignificant.

21. SUBSEQUENT EVENTS

    On February 23, 2000, Peregrine sold an office building located at 2893 Sunrise Boulevard, California, to the Blumefeld Properties, L.L.C A for $2,850,000 in cash, resulting in a gain of $1,273,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes or disagreements with accountants on accounting and financial disclosure matters during the years ending December 31, 1999, 1998 and 1997.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) EXECUTIVE OFFICERS.

    The name and ages of all executive officers of the Trust and principal occupation and business experience during at least the last five years for each are set forth below:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Roger D. Snell............................     44      President, Chief Executive Officer,
                                                       Chairman of the Board of Trustees

Kevin Bond................................     46      Vice President of Hotel Operations

Ross Berry................................     38      Vice President and Project Manager

Larry Knorr...............................     47      Vice President, Chief Accounting Officer
                                                       and Secretary

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

    LARRY KNORR, VICE PRESIDENT AND CHIEF ACCOUNTING OFFICER. Mr. Knorr was hired by the Trust in June 1998 as the Vice President, Chief Accounting Officer and Secretary. He is responsible for overseeing all aspect of accounting and financial controls of the Trust. From 1996 until he joined the Trust, he served as Controller for Classic Development Corporation in Irvine, California, a single-family homebuilder and owner of apartments and commercial projects. Before joining Classic Development Corporation, Mr. Knorr was Vice President and Controller for Paragon Group Property Services from 1983 to 1995. Mr. Knorr holds a BA from Ohio University and MBA from Boston University.

    ROSS BERRY, VICE PRESIDENT.  Mr. Berry was hired by the Trust in
January 1998 as a Vice President and is responsible for all project management of a number of the Trust's properties including redevelopment, leasing, construction management, financial analysis and disposition. Prior to joining the Trust, Mr. Berry was a Senior Asset Manager for Burnham Pacific Properties, a New York Stock Exchange listed real estate investment trust, from July 1996 to December 1997. Before his tenure at Burnham Pacific Properties, he was a Vice President of Janss Corporation, a private real estate developer based in Santa Monica, California, from February 1993 to July 1995. Prior to joining Janss Corporation, Mr. Berry was a Vice President of the Yarmouth Group from August 1988 to July 1992. Mr. Berry holds a BS from University of California, at Los Angeles and an MBA from the Kellogg School of Management at Northwestern University.

(b) TRUSTEES.

    At the annual meeting of shareholders held on January 5, 1999, all five members of the Board of Trustees were elected by holders of the Common Shares to serve until the next annual shareholders meeting or until their successors are elected and qualified.

    The following sets forth certain information with respect to the Trustees of Peregrine based on information furnished to the Trust by each Trustee. There are no arrangements or understandings between any Trustee and any other person pursuant to which the Trustee was selected as a Trustee. There are no family relationships among any of the Trustees.

                                        DATE FIRST
                                         BECAME A
NAME, AGE                                 TRUSTEE           POSITIONS WITHIN THE TRUST
---------                              -------------   -------------------------------------
Roger D. Snell ......................  February 1997   President, Chief Executive Officer,
  Age 44                                               and Chairman of the Board of Trustees

Michael C. Joseph ...................  October 1997    Trustee
  Age 43

Richard Masson ......................  May 1997        Trustee
  Age 41

Carson R. McKissick .................  May 1997        Trustee
  Age 67

Matthew L. Witte ....................  May 1997        Trustee
  Age 42

    ROGER D. SNELL, PRESIDENT, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD OF TRUSTEES, AND ACTING SECRETARY. For information about Mr. Snell's professional background, see "Executive Officers".

    MICHAEL C. JOSEPH, TRUSTEE. Mr. Joseph is currently a Director with Cohn Financial a national real estate finance company. Cohn financial acquired Merriman Mortgage Partners in March 1999, in which Mr. Joseph was a principle from June 1994 until March 1999. He is a graduate of Lafayette College with an MBA from the Wharton School.

    RICHARD MASSON, TRUSTEE. Mr. Masson currently serves as a Principal of Oaktree Capital Management, LLC ("OCM"), and an investment advisory firm, which he co-founded in May 1995. Prior to founding OCM, he served as a Managing Director of Trust Company of the West ("TCW") and TCW Asset Management Company ("TAMCO"), wholly owned subsidiaries of The TCW Group, Inc., where he served from 1988 to present in various other capacities for TCW Special Credits. TCW Special Credits serves as a general partner and investment advisor to certain limited partnerships, trusts, and accounts invested in securities and debt obligations of financially distressed companies. TAMCO is the managing general partner of TCW Special Credits, and Mr. Masson was a general partner of TCW Special Credits. Mr. Masson currently serves as a member of the Board of Directors of Aureal, Inc.

    CARSON R. MCKISSICK, TRUSTEE. Mr. McKissick was a Senior Advisor of TCW, from 1992 to 1997. Mr. McKissick currently serves as a member of the Board of Directors of Alexander & Baldwin, Inc.

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

    To Peregrine's knowledge, based solely on review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended December 31, 1999, Peregrine's officers, Trustees, and greater than ten percent shareholders complied with the applicable
Section 16(a) filing requirements other than Larry Knorr, Kevin Bond, Paul Gradeff and Ross Berry, who did not make a timely filing of a Form 5; Carson McKissick, Matthew Witte, Richard Masson, and Michael Joseph who did not timely file Forms 5 reflecting receipt of options granted to them as Trustees in 1999.

ITEM 11 EXECUTIVE COMPENSATION

    The following Summary Compensation Table shows for the years ended
December 31, 1999, 1998, and 1997, the annual compensation paid by the Trust to the Chief Executive Officer and the four other most highly compensated executive officers of the Trust who earned more than $100,000 during 1999 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                       ANNUAL COMPENSATION                                  COMPENSATION
                            ------------------------------------------                   -------------------
                                                                                              NUMBER OF
                                                                             OTHER           SECURITIES             ALL
NAME AND                                                                    ANNUAL           UNDERLYING            OTHER
PRINCIPAL POSITION                 PERIOD           SALARY     BONUS     COMPENSATION          OPTIONS         COMPENSATION
------------------          --------------------   --------   --------   -------------   -------------------   -------------
Roger D. Snell ...........  1999                   $250,000(3)    None   None                        None            None(3)
  President and Chief       1998                   $250,000      None       None           850,000 Shares            None
  Executive Officer         from May 30, 1997 to   $145,833      None       None             6,666 Shares(1)      $14,333(2)
  from May 30, 1997 to      December 31, 1997
  December 31, 1999

Ross Berry(4) ............  1999                   $114,250   $41,750    None                        None            None
  Vice President            1998                   $109,225      None       None                     None            None
  January 1, 1998-
  December 31, 1999

Larry Knorr ..............  1999                   $ 95,000      None    None              100,000 Shares            None
  Vice President            June 15, 1998-         $ 49,449      None       None                     None            None
  Accounting Chief          December 31, 1999
  Accounting Officer
  June 15, 1998-
  December 31, 1999

Kevin Bond(4) ............  1999                   $110,000      None    None              100,000 Shares            None
  Vice President--Hotels    1998                   $110,000   $13,750       None                     None            None
  August 1, 1997 to         August 1, 1997-        $ 46,000      None       None                     None            None
  December 31, 1999         December 31, 1997

Paul Gradeff .............  1999                   $ 86,250   $20,000    None               50,000 Shares            None
  Vice President            January 15, 1998-      $ 77,897   $15,000       None                     None            None
  Investments               December
  January 15, 1998-
  December 31, 1999

------------------------------

(1) Amount represents options granted by Peregrine to named individuals for services as an independent Trustee.

(2) Amount represents compensation received for serving as an independent Trustee of Peregrine during 1998.

(3) Compensation paid to Roger Snell included $125,000 paid to Snell&Co, of which Mr. Snell is sole proprietor.

(4) Ross Berry and Kevin Bond left Peregrine employment as of February 9, 2000 and March 31, 2000, respectively. Per the Long Term Incentive Option Plan options were forfeited on the last day of employment.

SUMMARY TABLE OF OPTIONS GRANTED TO EXECUTIVE OFFICERS IN 1999

                                                                                             POTENTIAL
                                                                                         REALIZABLE VALUE
                                        PERCENT OF                                          AT ASSUMED
                                          TOTAL                                           ANNUAL RATES OF
                                         OPTIONS                                            STOCK PRICE
                           NUMBER       GRANTED TO                                       APPRECIATION FOR
                       OF SECURITIES    EMPLOYEES                                             OPTION
NAME AND                 UNDERLYING     IN FISCAL                                       -------------------
PRINCIPALPOSITION         OPTIONS          YEAR      EXERCISE PRICE   EXPIRATION DATE      5%        10%
-----------------      --------------   ----------   --------------   ---------------   --------   --------
Larry Knorr .........  100,000 Shares       40%       $0.25 Share        June 1, 2009   $17,758    $46,328
  Vice President
  Accounting
  Chief Accounting
  Officer
  June 15, 1998--
  December 31, 1999

Kevin Bond ..........  100,000 Shares       40%       $0.25 Share      August 1, 2009   $17,758    $46,328
  Vice President--
  Hotels
  August 1, 1997 to
  December 31, 1999

Paul Gradeff ........  50,000 Shares        20%       $0.25 Share     January 1, 2009   $ 6,748    $17,605
  Vice President
  Investments
  January 15, 1998--
  December 31, 1999

------------------------

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

COMPENSATION OF TRUSTEES

    During 1999, 1998, and 1997, each independent Trustee (Trustees who are not full-time employees of Peregrine or any subsidiary of Peregrine) was paid a $5,000 quarterly retainer, $1,000 fee for each full-day Board of Trustees meeting attended, and $500 for each half-day Board of Trustees meeting attended, each telephone conference call participated in, or each special committee meeting attended ("Normal Trustee Fees"). In addition, each Trustee was reimbursed for out-of-pocket expenses. Pursuant to Oaktree Capital Management's policy, Messrs. Karsh and Masson were not paid Normal Trustee Fees, instead, such fees were retained by Peregrine and will be donated to charitable organizations.

    Under the terms of Peregrine's Stock Option Plan, each of the current independent Trustees was granted an initial option to purchase 6,666 Common Shares of Beneficial Interest upon their appointment or election to Board of Trustees. The exercise price in each case was $2.00 per share. These options vest on their grant date and are exercisable at any time during the option period, which expires on the tenth anniversary of the option grant date. No outstanding options were exercised under the Stock Option Plan

    During 1999, 1998, or 1997. Pursuant to Oaktree Capital Management's policy, Messrs. Karsh, a former Trustee who is an Oaktree employee, and Masson were not granted options upon their election as a Trustee.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
  ARRANGEMENTS

    Roger D. Snell currently serves as President and Chief Executive Officer of Peregrine. Mr. Snell's employment began on May 30, 1997, and pursuant to a three-year employment agreement dated September 30, 1997 (the "Employment Agreement") he receives a base salary of $250,000 per year. Pursuant to his employment agreement, Mr. Snell is eligible to receive such other additional compensation as may be determined from time to time by the Board of Trustees. In addition, Mr. Snell is entitled to receive options to purchase eight hundred fifty thousand (850,000) shares of Peregrine's Common Shares of Beneficial Interest at twenty-five cents ($0.25) per share. If Mr. Snell is terminated with cause, as defined in the Employment Agreement, the only obligation will be the payment of his base salary through the date of such termination. If Mr. Snell is terminated without cause, as defined in the Employment Agreement, he is entitled to receive the greater of (1) a lump sum payment equal to one year's base salary or (2) the unexpired portion of the base salary for the remainder of the term of the Employment Agreement. In the case of a resignation resulting from a change in control, as defined in the Employment Agreement, Mr. Snell is entitled to receive the unexpired portion of the base salary for the remainder of the term of the Employment Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of December 1, 1999 with respect to the beneficial ownership of the outstanding Common Shares of Beneficial Interest and Preferred Shares by (i) all persons known by the Trust to own more than five percent of either class of shares, or to be a member of a group that owns more than five percent of either class of shares, based on information furnished by such persons or contained in filings made with the Securities and Exchange Commission, (ii) by each officer described in the Summary Compensation Table (the "Named Executive Officers"), and (iii) by the Trustees and Named Executive Officers as a group:

                                                               AMOUNT AND NATURE OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNERS(1)                      BENEFICAL OWNERSHIP(2)     CLASS
----------------------------------------                      ----------------------   ----------
TCW Group, Inc(3) ..........................................         8,647,723            38.3%
  865 South Figuero Street
  Los Angeles, California 90017

Oaktree Capital Management, LLC(4) .........................         6,196,188            27.5%
  550 South Hope Street, Floor # 22
  Los Angeles, California 90017

The Prudential Insurance Company of America(5) .............         5,388,614            23.9%
  9th Floor, Four Gate Center
  100 Mulberry Center
  Newark, NY 07102-4069

Roger D. Snell .............................................           644,166             2.9%
  President, Chief Executive Officer, Chairman of the Board
  of
  Trustees, and Acting Secretary(6)

D. Richard Masson, Trustee(7)...............................                --               *

Micheal C. Joseph, Trustee(8)...............................            20,000               *

Carson R. McKissick, Trustee(8).............................            20,000               *

Matthew L. Witte, Trustee(8)................................            20,000               *

Named Executive Officers and Trustees as a Group (10                   506,665             2.4%
  Persons)(8)...............................................

------------------------

*   Less than 1%

(1) Unless otherwise indicated, the address of each of the security holders listed in the table above is: c/o The Peregrine Real Estate Trust, d.b.a. WinShip Properties, 1300 Ethan Way, Suite 200, Sacramento, California 95825.

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

(3) TCW Group, Inc., is a holding company of entities involved in the principal business of providing investment advice and management services to various entities, including among others, TCW Asset Management Company ("TAMCO") and Trust Company of the West. TAMCO, is managing general partner of TCW Special Credits and therefore may be deemed to be a beneficial owner of 5,966,926 or 26.5% of the Common Shares. Trust Company of the West is an investment advisor and provides investment advice and management services to institutional and individual investors, including TCW Special Credits Trust IV which directly owns 2,161,932 or 9.6% of Common Shares and TCW Special Credits Trust IVA which directly owns 518,865 or 2.3% of Common Shares and therefore Trust Company of the West may be deemed to be a beneficial owner of 2,680,797 or 11.9% of the Common Shares. TCW Special Credits provides investment advice and management services to, and is the general partner of, several limited partnerships including TCW Special Credits Fund IV which directly owns 2,507,837 or 11. 1% of the Common Shares, TCW Special Credits Plus Fund which directly owns 2,680,795 or 11.9% of the Common Shares and a third party account which directly owns 778,294 or 3.5% of the Common Shares. Therefore, TCW Special Credits may be deemed to be a beneficial owner of 5,966,926 or 26.5% of Common Shares (all the foregoing entities comprise the "TCW Related Entities"). The TCW Related Entities may be deemed to be beneficially owned by TCW GROUP, INC., FOR purposes of the reporting requirements of the Securities Exchange Act of 1934. Robert Day is Chairman of the Board and Chief Executive Officer of the TCW Group, Inc., and may be deemed to control the TCW Group, Inc., although Mr. Day expressly disclaims such control and disclaims beneficial ownership of any securities beneficially owned by TCW Group, Inc.

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

(6) Includes options to purchase 644,166 Common Shares, all of which are immediately exercisable.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 1999, Peregrine paid $275,000 to E.S. Merriman in connection with services provided in the negotiations of the terms of the Line of Credit. During the negotiations for the Line of Credit, one of Peregrine's trustees, Michael Joseph was an agent for E.S. Merriman and assisted in the negotiations of the terms of the Line of Credit.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

                                                                PAGE
                                                              --------
(A)(1) FINANCIAL STATEMENTS

  Included in Part II of this report:
    Report of Independent Accountants.......................      16
    Balance Sheets..........................................      17
    Statements of Operations................................   18-19
    Statements of Changes in Redeemable Convertible
      Preferred Stock and Shareholders' Equity (Deficit)
      Accounts Attributable to Common Shares of Beneficial
      Interest..............................................   20-21
    Statements of Cash Flows................................      22
    Notes to consolidated financial statements..............   23-37

(A)(2) FINANCIAL STATEMENT SCHEDULES AND EXHIBITS FILED

Schedule III  Real Estate and Accumulated Depreciation......   48-51

Schedule IV  Mortgage Loans on Real Estate..................   52-53

    The statements and schedules referred to above should be read in conjunction with the financial statements with notes thereto included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the financial statements or notes thereto.

(6) Exhibits and Reports on Form 8-K

(c) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

      10.1.1            First Amendment to Second Amended and Restated Note
                        Agreement dated February 16, 1995.(13)

      10.1.2            Second Amendment to Second Amended and Restated Note
                        Agreement dated December 4, 1997, by and among The Peregrine
                        Real Estate Trust, the Noteholders named therein, and The
                        Prudential Insurance Company of America as agent for the
                        Noteholders(8).

      10.1.3            Third Amendment to the Second Amended and Restated Note
                        Agreement dated May 1, 1998, by and among The Peregrine Real
                        Estate Trust, the Noteholders Named Therein, and The
                        Prudential Insurance Company of America as Agent for the
                        Noteholders.(10)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
      10.1.4            Fourth Amendment to the Second Amended and Restated Note
                        Agreement dated June 30, 1998, by and among The Peregrine
                        Real Estate Trust, the Noteholders Named Therein, and The
                        Prudential Insurance Company of America as Agent for the
                        Noteholders.(10)

      10.1.5            Fifth Amendment to the Second Amended and Restated Note
                        Agreement dated February 15, 1999.(13)

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

      10.3.1            First Amendment to the Registration Rights Agreement(13)

      10.4              Services and Confidentiality Agreement dated October 1,
                        1994, between Commonwealth Equity Trust and FAMA Management,
                        Inc.(1)

      10.5              Third Amended Plan of Reorganization of Commonwealth Equity
                        Trust(2)

      10.6 Stock Purchase Agreement, dated as of January 3, 1997, by and between The Peregrine Real Estate Trust and CalREIT
                        Investors Limited Partnership(3)

      10.7              Form of Indemnification Agreement(4)

      10.8              The Peregrine Real Estate Trust Trustee Stock Option Plan(5)

      10.9              Form of Indemnification Agreement(7)

      10.10 Loan and Security Agreement dated December 4, 1997, by and among The Peregrine Real Estate Trust and Fleet Capital
                        Corporation(8)

      10.10.1           Amendment Number One To Loan and Security Agreement dated
                        June 30, 1998 by and between Fleet Capital Corporation and
                        Peregrine Real Estate Trust.(11)

      10.11             Employment Agreement between The Peregrine Real Estate Trust and Roger D. Snell, dated September 30, 1997(9)

      10.12             Exchange Agreement dated November 2, 1998.(12)

      10.13             Agreement of Purchase and Sale dated March 23, 1998 between
                        J. Nebout and P. Nebout as trustees of the P. Nebout and J.
                        Nebout inter vivos trust dated July 20, 1995, as seller, and
                        The Peregrine Real Estate Trust, as buyer.(10)

      10.14             Loan and Security Agreement dated February 15, 1999, by and among The Peregrine Real Estate Trust, d.b.a. WinShip
                        Properties, and Fremont Investment & Loan.(13)

      10.15 Secured Promissory Note dated February 15, 1999, by and among The Peregrine Real Estate Trust, d.b.a. WinShip
                        Properties, and Fremont Investment & Loan.(13)

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

 (13) Incorporated herein by reference to Peregrine's Report on Form 8-K filed March 22, 1999.

                        THE PEREGRINE REAL ESTATE TRUST

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                        DECEMBER 31, 1999  PAGE 1 PART A

               COLUMN A                    COLUMN B               COLUMN C                         COLUMN D
---------------------------------------  -------------   ---------------------------   --------------------------------
                                                            INITIAL COST TO TRUST
                                                         ---------------------------
                                                                        BUILDINGS,      COST CAPITALIZATION AND WRITE-
                                                                       IMPROVEMENTS    DOWNS SUBSEQUENT TO ACQUISITION
                                                                       AND PERSONAL    --------------------------------
              DESCRIPTION                ENCUMBRANCES       LAND         PROPERTY      IMPROVEMENTS(1)    CARRYING COST
              -----------                -------------   -----------   -------------   ----------------   -------------
RETAIL SHOPPING CENTERS:
  Regency Plaza Shopping Center,
    Sacramento, California.............   $ 8,538,000    $ 4,200,000    $ 7,056,000       (2,709,000)      $       --
  University Village Shopping Center,
    Sacramento, California.............     7,465,000        877,000      6,142,000        1,100,000               --
  TGI Friday's, Citrus Heights,
    California.........................            --        450,000      1,125,000          (39,000)              --
                                          -----------    -----------    -----------      -----------       ----------
Total Retail Shopping Centers..........    16,003,000      5,527,000     14,323,000       (1,648,000)              --
                                          -----------    -----------    -----------      -----------       ----------
OFFICE BUILDINGS:
  One Sunrise Park, Rancho Cordova,
    California.........................            --        356,000      1,092,000          459,000               --
  16th and K Streets, Sacramento,
    California.........................            --        388,000      2,677,000          307,000               --
  Town Center Office Park, Signal Hill,
    California.........................            --      1,293,000      3,313,000          753,000               --
  Hurley Ethan Office Park I,
    Sacramento, California.............     1,092,000        410,000      1,237,000          788,000               --
  Hurley Ethan Office Park II,
    Sacramento, California.............     2,311,000        827,000      1,391,000          810,000               --
                                          -----------    -----------    -----------      -----------       ----------
Total Office Buildings.................     3,403,000      3,274,000      9,710,000        3,117,000               --
                                          -----------    -----------    -----------      -----------       ----------
INDUSTRIAL BUILDINGS:
  11135 Trade Center Drive, Rancho
    Cordova, California................            --        567,000      1,739,000          952,000               --
  Parkway Center, El Dorado Hills,
    California.........................            --        233,000      1,048,000          246,000               --
  Mallory Service Center, Walnut Creek,
    California.........................            --        852,000        154,000           11,000               --
                                          -----------    -----------    -----------      -----------       ----------
Total Industrial Buildings.............            --      1,652,000      2,941,000        1,209,000               --
                                          -----------    -----------    -----------      -----------       ----------
HOTELS:
  Chico Holiday Inn, Chico,
    California.........................            --        480,000      4,337,000         (263,000)              --
  Sacramento Holiday Inn, Sacramento,
    California.........................            --      2,297,000      5,719,000       10,563,000               --
  Walnut Creek Holiday Inn, Walnut
    Creek, California..................            --      1,099,000      1,812,000        2,584,000               --
  Concord Inn, Concord, California.....            --      3,820,000      5,171,000        1,924,000               --
                                          -----------    -----------    -----------      -----------       ----------
Total Hotels...........................            --      7,696,000     17,039,000       14,808,000               --
                                          -----------    -----------    -----------      -----------       ----------
Total Investment in Real Estate........   $19,406,000    $18,149,000    $44,013,000      $17,486,000       $       --
                                          ===========    ===========    ===========      ===========       ==========
PARTNERSHIPS:
  CR Properties, Sacramento,
    California.........................   $        --    $        --    $        --      $        --       $       --
  Airport Blvd L.L.C., Burlingame,
    California.........................            --             --             --               --               --
                                          -----------    -----------    -----------      -----------       ----------
Total Investment in Partnerships.......   $        --    $        --    $        --      $        --       $       --
                                          ===========    ===========    ===========      ===========       ==========
Total Investment in Real Estate and
  Partnerships.........................   $19,406,000    $18,149,000    $44,013,000      $17,486,000       $       --
                                          ===========    ===========    ===========      ===========       ==========

                        THE PEREGRINE REAL ESTATE TRUST
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1999  PAGE 1 PART B

             COLUMN A                                COLUMN E                       COLUMN F         COLUMN G     COLUMN H
-----------------------------------  -----------------------------------------   ---------------   ------------   ---------
                                               GROSS AMOUNT AT WHICH
                                            CARRIED AT CLOSE OF PERIOD
                                     -----------------------------------------
                                                   BUILDINGS AND                   ACCUMULATED       DATE OF        DATE
            DESCRIPTION                 LAND       IMPROVEMENTS     TOTAL(2)     DEPRECIATION(3)   CONSTRUCTION   ACQUIRED
            -----------              -----------   -------------   -----------   ---------------   ------------   ---------
RETAIL SHOPPING CENTERS:
    Regency Plaza Shopping Center,
      Sacramento, California.......  $ 4,200,000    $ 4,347,000    $ 8,547,000     $        --           1986        5/85
    University Village Shopping
      Center, Sacramento,
      California...................      877,000      7,242,000      8,119,000         825,000           1975       12/86
    TGI Friday's, Citrus Heights,
      California...................      450,000      1,086,000      1,536,000         140,000           1984        1/87
                                     -----------    -----------    -----------     -----------
Total Retail Shopping Centers......    5,527,000     12,675,000     18,202,000         965,000
                                     -----------    -----------    -----------     -----------

OFFICE BUILDINGS:
    One Sunrise Park, Rancho
      Cordova, California..........      356,000      1,551,000      1,907,000         439,000           1982        8/83
    16th and K Streets, Sacramento,
      California                         388,000      2,984,000      3,372,000         464,000           1987        8/87
    Town Center Office Park, Signal
      Hill, California.............    1,293,000      4,066,000      5,359,000         610,000           1983       12/87
    Hurley Ethan Office Park I,
      Sacramento, California.......      410,000      2,025,000      2,435,000         477,000           1973        4/88
    Hurley Ethan Office Park II,
      Sacramento, California.......      827,000      2,201,000      3,028,000         584,000           1981        6/88
                                     -----------    -----------    -----------     -----------
Total Office Buildings.............    3,274,000     12,827,000     16,101,000       2,574,000
                                     -----------    -----------    -----------     -----------

INDUSTRIAL BUILDINGS:
    11135 Trade Center Drive,
      Rancho Cordova, California         567,000      2,691,000      3,258,000         870,000           1984        5/88
    Parkway Center, El Dorado
      Hills, California............      233,000      1,294,000      1,527,000         333,000           1985        1/88
    Mallory Service Center, Walnut
      Creek, California............      852,000        165,000      1,017,000          25,000           1970       10/88
                                     -----------    -----------    -----------     -----------
Total Industrial Buildings.........    1,652,000      4,150,000      5,802,000       1,228,000
                                     -----------    -----------    -----------     -----------

HOTELS:
    Chico Holiday Inn, Chico,
      California...................      480,000      4,074,000      4,554,000       1,320,000      1972/1979        9/86
    Sacramento Northeast,
      Sacramento, California.......    2,297,000     16,282,000     18,579,000       2,510,000           1978        9/86
    Walnut Creek Holiday Inn,
      Walnut Creek, California.....    1,099,000      4,396,000      5,495,000       1,258,000           1987        3/85
    Concord Inn, Concord,
      California...................    3,820,000      7,095,000     10,915,000         375,000      1967/1985        7/98
                                     -----------    -----------    -----------     -----------
Total Hotels.......................    7,696,000     31,847,000     39,543,000       5,463,000
                                     -----------    -----------    -----------     -----------
Total Investment in Real Estate....  $18,149,000    $61,499,000    $79,648,000     $10,230,000
                                     ===========    ===========    ===========     ===========

             COLUMN A                   COLUMN I
-----------------------------------  ---------------
                                      LIFE ON WHICH
                                     DEPRECIATION IN
                                      LATEST INCOME
                                      STATEMENT IS
            DESCRIPTION                 COMPUTED
            -----------              ---------------
RETAIL SHOPPING CENTERS:
    Regency Plaza Shopping Center,
      Sacramento, California.......      31 Years
    University Village Shopping
      Center, Sacramento,
      California...................      32 Years
    TGI Friday's, Citrus Heights,
      California...................      32 Years
Total Retail Shopping Centers......
OFFICE BUILDINGS:
    One Sunrise Park, Rancho
      Cordova, California..........      24 Years
    16th and K Streets, Sacramento,
      California                         33 Years
    Town Center Office Park, Signal
      Hill, California.............      33 Years
    Hurley Ethan Office Park I,
      Sacramento, California.......      34 Years
    Hurley Ethan Office Park II,
      Sacramento, California.......      34 Years
Total Office Buildings.............
INDUSTRIAL BUILDINGS:
    11135 Trade Center Drive,
      Rancho Cordova, California         34 Years
    Parkway Center, El Dorado
      Hills, California............      33 Years
    Mallory Service Center, Walnut
      Creek, California............      34 Years
Total Industrial Buildings.........
HOTELS:
    Chico Holiday Inn, Chico,
      California...................      32 Years
    Sacramento Northeast,
      Sacramento, California.......      32 Years
    Walnut Creek Holiday Inn,
      Walnut Creek, California.....      33 Years
    Concord Inn, Concord,
      California...................      40 Years
Total Hotels.......................
Total Investment in Real Estate....

                        THE PEREGRINE REAL ESTATE TRUST
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                        DECEMBER 31, 1999  PAGE 2 PART B

             COLUMN A                                COLUMN E                       COLUMN F         COLUMN G     COLUMN H
-----------------------------------  -----------------------------------------   ---------------   ------------   ---------
                                               GROSS AMOUNT AT WHICH
                                            CARRIED AT CLOSE OF PERIOD
                                     -----------------------------------------
                                                   BUILDINGS AND                   ACCUMULATED       DATE OF        DATE
            DESCRIPTION                 LAND       IMPROVEMENTS     TOTAL(2)     DEPRECIATION(3)   CONSTRUCTION   ACQUIRED
            -----------              -----------   -------------   -----------   ---------------   ------------   ---------

PARTNERSHIPS:
    CR Properties, Sacramento,
      California...................  $        --    $        --    $        --     $        --
                                     -----------    -----------    -----------     -----------
Total Investment in Partnerships...  $        --    $        --    $        --     $        --
                                     ===========    ===========    ===========     ===========
Total Investment in Real Estate and
  Partnerships.....................  $18,149,000    $61,499,000    $79,648,000     $10,230,000
                                     ===========    ===========    ===========     ===========

             COLUMN A                   COLUMN I
-----------------------------------  ---------------
                                      LIFE ON WHICH
                                     DEPRECIATION IN
                                      LATEST INCOME
                                      STATEMENT IS
            DESCRIPTION                 COMPUTED
            -----------              ---------------
PARTNERSHIPS:
    CR Properties, Sacramento,
      California...................
Total Investment in Partnerships...
Total Investment in Real Estate and
  Partnerships.....................

------------------------------

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

                        THE PEREGRINE REAL ESTATE TRUST

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

    Reconciliation of total real estate carrying values for the year ended December 31, 1999, 1998 and 1997 are as follows:

                                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            1999           1998           1997
                                                        ------------   ------------   ------------
ASSET RECONCILIATION:
  Balance, beginning of period........................  $85,490,000    $70,384,000    $79,398,000
  Additions:
    Fair market value of assets acquired through
      foreclosure.....................................           --             --             --
    Purchase of assets................................           --      8,991,000             --
    Improvements......................................    8,934,000      6,903,000      1,303,000
    Reclassification from other assets................           --             --             --
  Deductions:
    Elimination of CalREIT assets(1)..................           --             --     (8,585,000)
    Real estate sold..................................   (7,977,000)      (788,000)      (966,000)
    Foreclosures/insubstance foreclosures.............   (4,969,000)            --        (30,000)
    Valuation losses..................................   (1,830,000)            --       (459,000)
    SFAS 121 adjustments(2)...........................           --             --       (277,000)
                                                        -----------    -----------    -----------
  Balance, end of period..............................  $79,648,000    $85,490,000    $70,384,000
                                                        ===========    ===========    ===========
ACCUMULATED DEPRECIATION RECONCILIATION:
  Balance, beginning of period........................  $ 7,617,000    $ 4,684,000    $ 1,986,000
  Fresh start adjustment..............................           --             --             --
                                                        -----------    -----------    -----------
  Adjusted beginning balance..........................    7,617,000      4,684,000      1,986,000
  Additions:
    Depreciation......................................    4,485,000      2,959,000      2,997,000
  Deductions:
    Elimination of CalREIT assets(1)..................           --             --             --
    Accumulated depreciation on real estate sold......   (1,872,000)       (26,000)       (22,000)
    SFAS 121 adjustments(2)...........................           --             --       (277,000)
                                                        -----------    -----------    -----------
  Balance, end of period..............................  $10,230,000    $ 7,617,000    $ 4,684,000
                                                        ===========    ===========    ===========

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

                        THE PEREGRINE REAL ESTATE TRUST
                   SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
              (NOTES RECEIVABLE COLLATERALIZED BY DEEDS OF TRUST)
                               DECEMBER 31, 1999

          COLUMN A             COLUMN B   COLUMN C              COLUMN D              COLUMN E    COLUMN F        COLUMN G
-----------------------------  --------   --------   ------------------------------   --------   -----------   ---------------
                                                                                                               VALUATION WRITE
                                           FINAL                                                 FACE AMOUNT      DOWNS AND
                               INTEREST   MATURITY                                     PRIOR      OF NOTES        DEFERRED
         DESCRIPTION             RATE       DATE         PERIODIC PAYMENT TERMS        LIENS     RECEIVABLE       GAINS(2)
-----------------------------  --------   --------   ------------------------------   --------   -----------   ---------------
FIRST DEEDS OF TRUST:

  Office/Retail Building,
    Fullerton California.....    9.50%      2004     Monthly principal and interest     N/A       $398,000         $76,000
                                                     payments of $3,713

          COLUMN A              COLUMN G          COLUMN H
-----------------------------  ----------   --------------------
                                CARRYING    PRINCIPAL AMOUNT OF
                               AMOUNT OF      LOANS SUBJECT TO
                                 NOTES      DELINQUENT PRINCIPAL
         DESCRIPTION           RECEIVABLE       OR INTEREST
-----------------------------  ----------   --------------------
FIRST DEEDS OF TRUST:
  Office/Retail Building,
    Fullerton California.....   $322,000             None

--------------------------

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

                        THE PEREGRINE REAL ESTATE TRUST

                   SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE

    A summary of activity for note receivable collateralized by deeds of trust for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
Balance, beginning of period............................    $327,000       $332,000      $2,296,000
  Additions:
    New loans...........................................          --             --              --
    Recognition of deferred gain........................       2,000          1,000           1,000
  Deductions:
    Elimination of CalREIT notes receivable, net(1).....          --             --      (1,575,000)
    Collections of principal............................      (7,000)        (6,000)       (390,000)
    Collections of principal from prepayments...........          --             --              --
    Book value of notes receivable sold.................          --             --              --
    Book value of notes receivable foreclosed upon......          --             --              --
    Deductions from loss on prepayment of notes
      receivable........................................          --             --              --
    Deductions from valuation losses and deferred gains
      on notes receivable...............................          --             --              --
                                                            --------       --------      ----------
Balance, end of period..................................    $322,000       $327,000      $  332,000
                                                            ========       ========      ==========

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

                   /s/ LARRY KNORR                                      March 30, 2000
     -------------------------------------------                        -------------
              VICE PRESIDENT AND CHIEF                                       Date
                 ACCOUNTING OFFICER

                 /s/ ROGER D. SNELL                                     March 30, 2000
     -------------------------------------------                        -------------
         PRESIDENT, CHIEF EXECUTIVE OFFICER,                                 Date
          CHAIRMAN OF THE BOARD OF TRUSTEES
                AND ACTING SECRETARY

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 /s/ ROGER D. SNELL                                     March 30, 2000
     -------------------------------------------                        -------------
                   Roger D. Snell                                            Date
 PRESIDENT, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE
       BOARD OF TRUSTEES AND ACTING SECRETARY

                /s/ MICHAEL C. JOSEPH                                   March 30, 2000
     -------------------------------------------                        -------------
                  Michael C. Joseph                                          Date
                       TRUSTEE

                 /s/ RICHARD MASSON                                     March 30, 2000
     -------------------------------------------                        -------------
                   Richard Masson                                            Date
                       TRUSTEE

               /s/ CARSON R. MCKISSICK                                  March 30, 2000
     -------------------------------------------                        -------------
                 Carson R. McKissick                                         Date
                       TRUSTEE

                /s/ MATTHEW L. WITTE                                    March 30, 2000
     -------------------------------------------                        -------------
                  Matthew L. Witte                                           Date
                       TRUSTEE