Form 10-Q
period 2000-03-31
PEREGRINE REAL ESTATE TRUST
filed 2000-05-15
CIK 314485

             FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURTIES EXCHANGE ACT OF 1934

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               ----------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________ to __________________

Commission file number 0-9097

                         The Peregrine Real Estate Trust
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                California                                      94-2255677
---------------------------------------------              ---------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
              or organization)                             Identification No.)

1300 Ethan Way, Suite 200, Sacramento, CA                          95825
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

Yes   X     No
    -----     ------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 1, 2000, there were 22,552,440 outstanding Common Shares of Beneficial Interest. As of May 1, 2000, there were 2,319,915 outstanding Common Shares of Beneficial Interest held by non-affiliates of the registrant.

--------------------------------------------------------------------------------
                         THE PEREGRINE REAL ESTATE TRUST
--------------------------------------------------------------------------------

INDEX                                                                       PAGE

PART I.    FINANCIAL INFORMATION

           Item 1:   Consolidated Financial Statements

                     Consolidated Balance Sheets -
                       March 31, 2000 and December 31, 1999                   1

                     Statements of Consolidate Operations -
                       For the Three Months Ended
                       March 31, 2000 and 1999                                2

                     Statements of Consolidated Cash Flows -
                       For the Three Months Ended
                       March 31, 2000 and 1999                                3

                     Notes to Consolidated Financial Statements          4 - 10

           Item 2:   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations    11 - 17

           Item 3:   Quantitative and Qualitative Disclosure about
                       Market Risk                                           18

PART II.   OTHER INFORMATION

           Item 6:   Exhibits and Reports on Form 8-K                     19-22

                          PART I: FINANCIAL INFORMATION

                         THE PEREGRINE REAL ESTATE TRUST
                           CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31,             DECEMBER 31,
                                                                                                2000                    1999
                                                                                            --------------         ---------------
                                          ASSETS

Investments:
       Commercial and hotel properties, net of accumulated depreciation of $10,411,000
            and $10,230,000 at March 31, 2000 and December 31, 1999, respectively           $  68,713,000          $   69,418,000

       Notes receivable, net of deferred gains of $76,000 and $78,000 at March 31,
       200 and December 31, 1999, respectively                                                    320,000                 322,000
                                                                                            --------------         ---------------
                                                                                               69,033,000              69,740,000

       Cash                                                                                     1,599,000               1,286,000
       Restricted cash                                                                            228,000                 224,000
       Rents, accrued interest, and other receivables, net of allowance of $0 at
            March 31, 2000 and December 31, 1999, respectively                                    803,000                 842,000
       Other assets                                                                             2,081,000               2,047,000

                                                                                            --------------         ---------------
                         Total assets                                                       $  73,744,000          $   74,139,000
                                                                                            ==============         ===============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Line of Credit                                                                       $  35,077,000          $   34,908,000
       Senior Notes Payable                                                                    16,074,000              16,074,000
       Long-term notes payable, collateralized by deeds of trust on commercial
            Properties                                                                         19,332,000              19,406,000
       Accounts payable and accrued liabilities                                                 2,128,000               2,703,000
       Other liabilities                                                                          363,000                 501,000
                                                                                            --------------         ---------------

                         Total Liabilities                                                     72,974,000              73,592,000

Commitments and contingencies (Note 5 to financial statements)

Common Shares of Beneficial Interest:  50,000,000 shares authorized; 22,553,000
     shares outstanding at March 31, 2000 and December 31, 1999                                47,405,000              47,405,000
Accumulated deficit                                                                           (46,635,000)            (46,858,000)
                                                                                            --------------         ---------------

                         Total Shareholders' Equity                                               770,000                 547,000
                                                                                            --------------         ---------------

                         Total liabilities and shareholders' equity                         $  73,744,000          $   74,139,000
                                                                                            ==============         ===============

                 See accompanying notes to financial statements

                         THE PEREGRINE REAL ESTATE TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31
                                                                              2000                          1999
                                                                          --------------               ---------------
REVENUES:
       Hotel property                                                      $  4,285,000                 $   2,943,000
       Commercial property                                                    2,003,000                     2,180,000
       Interest                                                                  21,000                        14,000
       Other                                                                     42,000                         5,000
                                                                          --------------               ---------------

                                                                              6,351,000                     5,142,000
                                                                          ==============               ===============

EXPENSES:
       Hotel property operating expenses                                      3,437,000                     2,958,000
       Commercial property operating expenses                                   553,000                       700,000
       Commercial and hotel property management fees                                 --                         4,000
       Depreciation and amortization                                            779,000                       898,000
       Interest                                                               1,694,000                     1,707,000
       General and administrative                                               861,000                       891,000
                                                                          --------------               ---------------

                                                                              7,324,000                     7,158,000
                                                                          --------------               ---------------

            Loss before gain on sale or transfer of investments                (973,000)                   (2,016,000)


GAIN ON SALE OR TRANSFER OF INVESTMENTS                                       1,196,000                     3,979,000
                                                                          --------------               ---------------

       Net income                                                          $    223,000                 $   1,963,000
                                                                          ==============               ===============

Income per Common Share of Beneficial Interest:

       Net income attributable to Common Shares of Beneficial
           Interest                                                    $        223,000             $       1,963,000
                                                                          ==============               ===============

       Net income per share attributable to Common Shares of
            Beneficial Interest, basic and diluted                     $            .01             $             .09
                                                                          ==============               ===============

       Weighted average number of Common Shares of Beneficial
           Interest outstanding, basic and diluted                           22,553,000                    22,553,000


                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         2000                    1999
                                                                                     -------------           --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                    $    223,000             $  1,963,000
                                                                                     -------------           --------------
       Adjustments to reconcile net income to net cash (used in)
           operating activities:
           Interest, fees and reimbursable expenses added to principal
                 balance of debt                                                               --                  552,000
           Depreciation and amortization                                                  779,000                  898,000
           Gain on sale of investments                                                 (1,196,000)              (3,979,000)
       Changes in other assets and liabilities:
           Decrease in rents, accrued interest, and other receivables                      39,000                  256,000
           Decrease (increase) in other assets                                           (173,000)                 115,000
           (Decrease) in accounts payable and accrued liabilities                        (575,000)                (115,000)
           (Decrease) in other liabilities                                               (138,000)                 (37,000)
                                                                                     -------------           --------------

                     Total adjustments                                                 (1,264,000)              (2,310,000)
                                                                                     -------------           --------------

                     Net cash (used in) operating activities                           (1,041,000)                (347,000)
                                                                                     -------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from the sales of investments                                       2,696,000                7,750,000
           Improvements to commercial and hotel properties                             (1,435,000)              (3,248,000)
           Purchase of office equipment                                                        --                  (12,000)
           Principal collections on notes receivable                                        2,000                    1,000
                                                                                     -------------           --------------

                     Net cash provided by investing activities                          1,263,000                4,491,000
                                                                                     -------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal payments on long-term notes payable                                  (74,000)                 (89,000)
           Principal payments on Senior Notes                                                  --              (10,000,000)
           Borrowings on Line of Credit, net                                              169,000                6,479,000
           Increase in restricted cash                                                     (4,000)                       --
                                                                                     -------------           --------------

                     Net cash provided by (used in) financing activities                   91,000              (3,610,000)
                                                                                     -------------           --------------

Net increase in cash                                                                      313,000                  534,000
Cash, beginning of period                                                               1,286,000                  165,000
                                                                                     -------------           --------------

Cash, end of period                                                                  $  1,599,000             $    699,000
                                                                                     =============           ==============


                 See accompanying notes to financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                  ORGANIZATION

         The Peregrine Real Estate Trust (d.b.a. WinShip Properties), ("Peregrine" or the "Trust") was organized under the laws of the State of California pursuant to a Restated Declaration of Trust dated October 7, 1994 (the "Effective Date").

         At March 31, 2000, Peregrine owned ten commercial properties located primarily in the Sacramento area, four hotel properties located in northern California, two partnership interests, and one mortgage note secured by real property.

                           PRINCIPLES OF CONSOLIDATION

         For the period ended March 31, 2000, the financial statements include the accounts of Peregrine and its subsidiary on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.

                         COMMERCIAL AND HOTEL PROPERTIES

         The Trust recognizes an impairment to reduce the carrying amount of long-lived assets (including certain identifiable intangibles) to their estimated fair value whenever events or changes in circumstances indicate that such carrying amount may not be recoverable.

                  The allowance for depreciation and amortization has been calculated under the straight-line method based upon the estimated useful lives of the properties, which range from 24 to 34 years. Expenditures for maintenance, repairs and betterments, which do not materially prolong the normal useful life of an asset, are charged to operations as incurred. Expenditures which prolong the useful life of an asset, are capitalized and depreciated.

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

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

                          NEW ACCOUNTING PRONOUNCEMENTS

         In June1998, Financial Accounting Standard Board issued SFAS No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement established accounting and accounting standards for the derivative instruments and hedging activities. The effective date of this statement was deferred until fiscal years beginning after June 15, 2000 with the issuance of SFAS No. 137. The Trust is in the process of determining the impact of SFAS No. 133 on the Trust's financial position and results of operations.

                               NET LOSS PER SHARE

         The weighted-average number of Common Shares of Beneficial Interest outstanding during the three months ended March 31, 2000, and 1999, was 22,553,000. Common Shares of Beneficial Interest equivalents are anti-dilutive for the three months ended March 31, 2000, and 1999, and are not considered in calculating net loss per Common Share of Beneficial Interest.

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

         Peregrine is also a partner in CR Properties, a general partnership, in which Peregrine owns a 50% interest. CR Properties is a limited partner in a partnership, which owns an office building in Sacramento, California. No portion of the CR Properties partnership loss has been recognized in the Trust's financial statements for the periods ended March 31, 2000 and 1999, as the partnership agreement specifies that net losses shall be allocated 100% to the other partner. As CR Properties has a limited partnership interest, it has no contingent liability with respect to the office building debt.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

3.       RESTRICTED CASH

         At March 31, 2000 and December 31, 1999 cash of $228,000 and $224,000, respectively, was restricted. The funds represent a portion of an Indemnity Trust Fund that was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, is restricted as to use for a period of three years ending May 29, 2000, as defined in the Indemnity Trust Agreement.

4.       COMMITMENTS AND CONTINGENCIES

                              CAPITAL EXPENDITURES

         At March 31, 2000, Peregrine expects that the expenditures necessary to complete refurbishments for the Concord hotel will total approximately $2,200,000. Such refurbishments are required by Holiday Inn for a franchise license to be granted for the hotel.

                          FINANCIAL STATUS OF PEREGRINE

         At March 31, 2000, Peregrine anticipates that it will be able to fund its day-to-day business operations and meet its debt service obligations on its first mortgage notes. Peregrine is exploring various debt and equity financing alternatives to repay the balance on the Senior Notes. Also, borrowings under the Line of Credit are available to fund capital improvements to certain properties and improvements securing the Line of Credit and meet costs incurred in the ordinary course of business in connection with Peregrine's acquisition of income-producing commercial properties for its own account.

5.       GAIN ON SALE OF INVESTMENTS

         On February 23, 2000, Peregrine sold an office building located at 2893 Sunrise Boulevard, California, to the Blumefeld Properties, L.L.C. a for gross sales price of $2,850,000 in cash, resulting in a gain of $1,196,000.

         On March 12, 1999, Peregrine sold an office building located at 3900 Lennane, Sacramento, California, to the Parsons Family Partnership for a gross sales price of $4,800,000 resulting in a gain of $1,999,000. In addition on March 12, 1999, Peregrine sold a mini storage facility located at 1435 Sebastopol, Santa Rosa, California to James Ledwith, an individual, for a gross sales price of $3,625,000 resulting in a gain of $1,980,000.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

6.       RELATED PARTY TRANSACTIONS

         For the three months ended March 31, 1999, Peregrine utilized the services of one of its trustees, Michael Joseph (E.S. Merriman), for negotiating the terms of the Line of Credit, and was paid $275,000 for such services.

7.       STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

         Cash paid for interest during the three-month periods ended March 31, 2000 and 1999, was $1,694,000 and $1,468,000, respectively.

8.       LINES OF CREDIT

         On March 10, 1999, Peregrine entered into a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in specified periods. Under the terms of the Fifth Amendment and the Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest at 8.6% for the first six months, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points. The average interest rate charged during the threee months ended March 31, 2000 was 8.8%.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

8.       LINES OF CREDIT CONTINUED

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

9.       SENIOR NOTES PAYABLE

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

10.      OPERATING SEGMENTS

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


                                         (Numbers shown in thousands)

                  REVENUES
                (EXCLUDING   INTEREST   OPERATING    INTEREST                 GAIN/LOSS     NET        TOTAL
   SEGMENT       INTEREST     INCOME     EXPENSES    EXPENSE    DEPRECIATION  ON SALES   INCOME/      ASSETS
                  INCOME)                                                                (LOSS)
FOR THREE MONTHS ENDED
MARCH 31, 2000
Hotels               $4,285      $  --      $3,437       $ 754        $ 478      $   --    $ (384)     $35,631
Commercial            2,003         --         553         940          177       1,196      1,529      34,508
Corporate                42         21         861          --          124          --      (922)       3,605
                -----------------------------------------------------------------------------------------------
Total                $6,330       $ 21      $4,851     $ 1,694        $ 779     $ 1,196     $  223     $73,744
                ===============================================================================================

FOR THREE MONTHS ENDED
MARCH 31, 1999

Hotels                $2,943     $  --      $2,958       $ 659         $ 269      $   --    $ (943)    $32,708
Commercial             2,180        --         704       1,048           544       3,979      3,863     45,409
Corporate                  5        14         891          --            85          --      (957)      2,666
                -----------------------------------------------------------------------------------------------
Total                 $5,128      $ 14      $4,553     $ 1,707         $ 898     $ 3,979    $ 1,963    $80,783
                ===============================================================================================



11.      SUBSEQUENT EVENT

         In April 2000, Peregrine and Oaktree Capital Management ("Oaktree"), which owns 27.5 percent of the Trust's outstanding stock, formed Sacramento Renaissance Holdings, L.L.C., ("SRH") a Delaware limited liability company.

         In April 2000, SRH purchased a 28-story office building in Sacramento, California. Pursuant to the agreement, Oaktree contributed 100% of the acquisition price. Peregrine did not make any capital contribution to SRH. Peregrine is responsible for the management of the building.

--------------------------------------------------------------------------------
Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

OVERVIEW

         During the first quarter of 2000, Peregrine owned and operated a portfolio of investments that included real property, two partnerships interest. In the first quarter of 2000, the Trust's management continued its efforts to improve property operations while simultaneously exploring alternative operating strategies for the future designed to maximize shareholder value. The immediate priority continued to be to meet Peregrine's debt obligations, including its obligation to make cash interest payments on the Senior Notes. To achieve this objective, emphasis remained on maximizing the income stream from the commercial and hotel properties, reducing operating expenses, and the select disposition of real estate assets with negative cash flow and/or which require significant capital expenditures beyond the resources available to Peregrine.

--------------------------------------------------------------------------------
Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations concluded.
--------------------------------------------------------------------------------

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES

         Total revenues were $6,351,000 during the three months ended March 31, 2000, an increase of $1,209,000, or 24%, from total revenues of $5,142,000 during the three months ended March 31, 1999.

         HOTEL PROPERTY REVENUES. Hotel revenue was $4,285,000 for the three months ended March 31, 2000, an increase of $1,342,000, or 46%, from $2,943,000 for the three months ended March 31, 1999. The increase is due to increased revenue and occupancy for the Holiday Inn Sacramento, which re-opened during January 1999. In addition, the Holiday Inns Chico and Walnut Creek had increased occupancy and revenues.

         COMMERCIAL PROPERTY REVENUES. Commercial property revenue was $2,003,000 for the three months ended March 31, 2000, a decrease of $177,000, or 8%, from $2,180,000 for the three months ended March 31, 1999. The decrease is primarily attributable to the sales of a mini-storage facility in fourth quarter of 1999, offset by higher occupancy at certain of the Trust's office buildings.

         INTEREST REVENUE. Interest revenue was $21,000 for the three months ended March 31, 2000, an increase of $7,000, or 50%, from $14,000 for the three months ended March 31, 1999. The increase is primarily due to higher average cash balances held during the three months ended March 31, 2000.

TOTAL EXPENSES

         Total expenses were $7,324,000 during the three months ended March 31, 2000, an increase of $166,000, or 2%, from total expenses of $7,158,000 during the three months ended March 31, 1999.

         HOTEL PROPERTY OPERATING EXPENSES. Hotel operating expenses were $3,437,000 during the three months ended March 31, 2000, an increase of $479,000, or 16%, from total expenses of $2,958,000 during the three months ended March 31, 1999. The increase is attributable to an increase in operating expenses related to the Holiday Inn Sacramento, which re-opened in January 1999. In addition expenses increased for the Holiday Inn's Chico and Walnut Creek due to improved revenues.

         COMMERCIAL PROPERTY OPERATING EXPENSES. Commercial property operating expenses were $553,000 during the three months ended March 31, 2000, a decrease of $147,000, or 21%, from total expenses of $700,000, during the three months ended March 31, 1999. The decrease is primarily attributable to the absence of expenses for commercial properties sold in 1999 and first quarter of 2000.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $779,000, during the three months ended March 31, 2000, a decrease of $119,000, or 13%, from total expenses of $898,000, during the three months ended March 31, 1999. The decrease is primarily attributable to a decrease in depreciation and amortization at the commercial properties due to the sales of properties during 1999; the decrease is slightly offset due to increase deprecation and amortization for the hotels due to capital improvements completed in 1999.

         INTEREST EXPENSE. Interest expense was $1,694,000, during the three months ended March 31, 2000, a decrease of $13,000, or 1%, from total expenses of $1,704,000, during the three months ended March 31, 1999. The decrease is primarily attributable lower interest expenses for Senior Lender Group due to a principle payment March 31, 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $861,000, during the three months ended March 31, 2000, a decrease of $30,000, or 3%, from total expenses of $891,000, during the three months ended March 31, 1999. The decrease is primarily attributable to a decrease in consulting costs and legal fees.

GAIN ON SALE OF INVESTMENTS

         On February 23, 2000, Peregrine sold an office building located at 2893 Sunrise Boulevard, California, to the Blumefeld Properties, L.L.C. for a gross sales price of $2,850,000 in cash, resulting in a gain of $1,196,000.

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

DIVIDENDS

         Peregrine made no cash distributions during the three months ended March 31, 2000 or 1999. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

OCCUPANCY

         HOTEL AND COMMERCIAL PROPERTY OCCUPANCY. At March 31, 2000 and March 31, 1999, overall weighted occupancy levels for the Trust's properties were as follows:

                                    OVERALL WEIGHTED AVERAGE OCCUPANCY
        PROPERTY TYPE                 MARCH 31, 2000              MARCH 31, 1999
        -------------                 --------------              --------------

   Retail Shopping Centers                 69%                          76%
   Office Buildings                        93%                          82%
   Industrial Buildings                    90%                          80%
   Mini-Storage Facilities                 N/A                          93%
   Hotels                                  58%                          45%

         The overall weighted average occupancy level is calculated by multiplying the occupancy by square footage (or rooms available) and dividing the total by the total square footage (or rooms available) in the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         The Trust's unrestricted cash totaled $1,599,000 on March 31, 2000 an increase from $1,286,000 at December 31, 1999. During the three months ended March 31, 2000, Peregrine's principal source of funds was from proceeds related to the sales of investments and funds available from the Line of Credit. At March 31, 2000, $226,000 remained available through the Line of Credit; however, pursuant to the Line of Credit Agreement, Peregrine is subject to certain restrictions and limitations on borrowing. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit,
ii) costs incurred in the ordinary course of business in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes.

                  On March 10, 1999, Peregrine entered into a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in specified periods. Under the terms of the Fifth Amendment and the Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest ranging from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points.

         The borrowing capacity under the Line of Credit is available to Peregrine only for, i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes. The Line of Credit prohibits the Trust from incurring debt other than specified mortgage indebtedness and permitted refinancing, indebtedness and restricts the ability of the Trust to incur liens, distribute assets, and make payments on Senior debt, and contains certain requirements as to compliance with laws by the Trust, inspection of properties by the lender, leasing of space, environmental matters, insurance, notices and information required to be given to Fremont under Line of Credit, asbestos operations and maintenance, lead-based paint and hotel renovations.

         Debt service paid on Peregrine's first mortgage notes totaled $539,000 during the three months ended March 31, 2000. Total debt service requirements on first mortgage notes in 2000 are approximately $2,646,000. Interest paid on the Senior Lender Group Notes during the three months ended March 31, 2000 totaled $345,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 2000 currently estimated at $1,366,000, based on $16,074,000 principal outstanding.

         At March 31, 2000, Peregrine's short and long-term cash commitments include approximately $2,200,000, to complete the refurbishment at the Concord hotel, which is required by Holiday Inn for the franchise license to be granted to the hotel. The refurbishments will be financed by borrowings under the line of credit. The Senior Notes mature in October 2000, and at such time Peregrine will be obligated to repay all outstanding principal thereunder, currently estimated at $16,074,000. In addition, the line of credit matures in April 2001, unless the maturity of the Senior Notes is extended. Peregrine is exploring various debt and equity financing alternatives to repay the amounts outstanding under Senior Notes and the line of credit.

         Based upon proceeds from sales of real estate investments Peregrine anticipates that it will be able to fund its day-to-day business operations and meet its debt service obligations on its first mortgage notes. Peregrine is exploring various debt and equity financing alternatives to repay the balance on the Senior Notes. Also, borrowings under the Line of Credit are available to fund capital improvements to certain properties and improvements securing the Line of Credit and meet costs incurred in the ordinary course in connection with Peregrine's acquisition of income-producing commercial properties for its own account.

         Peregrine experienced a net increase in unrestricted cash of $313,000 for the three months ended March 31, 2000 as compared to a net increase in unrestricted cash of $534,000 for the three months ended March 31, 1999. For the three months ended March 31, 2000, net cash used in operating activities was $1,041,000, compared to $347,000 net cash used in operation for the three months ended March 31, 1999. Net cash provided by investing activities during the three months ended March 31, 2000 was $1,263,000 compared to $4,491,000 for the three month period ended March 31,1999. The decrease of $3,228,000 is primarily attributable to a reduced amount of proceeds from the sales of investments in 2000 as to compared to 1999. Net cash provided by financing activities for the three months ending March 31, 2000 was $91,000 compared to net cash used in financing activities of $3,610,000 for the three months ended March 31, 1999. The increase in net cash provided of $3,701,000 was primarily due to principal payments paid on the Senior Notes in 1999 offset by lower borrowings on the line of credit.

SIGNIFICANT CHANGES IN THE ECONOMIC ENVIRONMENT

         Peregrine is exposed to market risk related to interest rate changes on its variable rate debt. During 1999, both rental rates and real estate values increased; therefore, the effect of inflation is not expected to have a significant effect on Peregrine's operations in 2000.

--------------------------------------------------------------------------------
Item 3.  Quantitative and Qualitative Disclosure about Market Risk
--------------------------------------------------------------------------------

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



                                    2000             2001             2002            2003            2004        Thereafter
Mortgage Notes                 $    274,000        $ 382,000    $ 15,675,000     $ 159,000      $ 2,267,000     $ 575,000
  Average Interest Rate                 9.5%             9.5%            8.2%          8.7%             8.1%          8.5%

Senior Notes                   $ 16,074,000             --               --              --                             --
  Average Interest Rate                 8.5%

Revolving Line of Credit             --         $ 35,077,000             --              --              --             --
Average Interest Rate                                    8.5%


PART II.  OTHER INFORMATION


(6) Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------

(c)      Exhibits
--------------------------------------------------------------------------------

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

                                              THE PEREGRINE REAL ESTATE TRUST




MAY 12, 2000                                  /s/ LARRY KNORR
------------                                  -----------------------
   Date                                       Larry Knorr
                                              Vice President and
                                              Chief Accounting Officer