Form 10-Q
period 2000-06-30
PEREGRINE REAL ESTATE TRUST
filed 2000-08-14
CIK 314485

            FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURTIES EXCHANGE ACT OF 1934

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

                                            OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________ to __________________

Commission file number 0-9097

                        THE PEREGRINE REAL ESTATE TRUST
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                CALIFORNIA                                      94-2255677
---------------------------------------------               ------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)

 1300 ETHAN WAY, SUITE 200, SACRAMENTO, CA                           95825
------------------------------------------------------------------------------
 (Address of principal executive offices)                          (Zip Code)

                                 (916) 929-8244
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/    No / /

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  /X/    No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 7, 2000, there were 22,552,440 outstanding Common Shares of Beneficial Interest. As of August 7, 2000 there were 2,319,915 outstanding Common Shares of Beneficial Interest held by non-affiliates of the registrant.

------------------------------------------------------------------------------
                       THE PEREGRINE REAL ESTATE TRUST
------------------------------------------------------------------------------


INDEX                                                                                                        PAGE
PART I.           FINANCIAL INFORMATION

                  Item 1:           Consolidated Financial Statements

                                    Consolidated Balance Sheets -
                                        June 30, 2000 and December 31, 1999                                      1

                                    Statements of Consolidated Operations -
                                        For the Three Months and Six Months Ended
                                        June 30, 2000 and 1999                                                   2

                                    Statements of Consolidated Cash Flows -
                                        For the Six Months Ended
                                        June 30, 2000 and 1999                                                   3

                                    Notes to Consolidated Financial Statements                                4-10

                  Item 2:           Management's Discussion and Analysis of
                                        Financial Condition and Results of Operations                        11-18

                  Item 3:           Quantitative and Qualitative Disclosure about
                                        Market Risk                                                             19


PART II.          OTHER INFORMATION

                  Item 6:           Exhibits and Reports on Form 8-K                                         20-21


                         PART I: FINANCIAL INFORMATION

                        THE PEREGRINE REAL ESTATE TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                                                        JUNE 30,                 DECEMBER 31,
                                                                                          2000                       1999
                                                                                      ------------               ------------
                                      ASSETS
Investments:
       Commercial and hotel properties, net of accumulated depreciation of
       $11,012,000 and $10,230,000 at June 30, 2000 and December 31, 1999,
       respectively                                                                   $ 65,040,000               $ 69,418,000

       Notes receivable, net of deferred gains of $76,000 at June 30, 2000 and
       December 31, 1999.                                                                  319,000                    322,000
                                                                                      ------------               ------------

                                                                                        65,359,000                 69,740,000

       Cash                                                                              2,160,000                  1,286,000
       Restricted cash                                                                     230,000                    224,000
       Rents, accrued interest, and other receivables                                      767,000                    842,000
       Other assets                                                                      1,950,000                  2,047,000
                                                                                      ------------               ------------

                         Total assets                                                 $ 70,466,000               $ 74,139,000
                                                                                      ============               ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
       Line of Credit                                                                 $ 32,283,000               $ 34,908,000
       Senior Notes Payable                                                             16,074,000                 16,074,000
       Long-term notes payable, collateralized by deeds of trust on commercial
            properties                                                                  19,236,000                 19,406,000
       Accounts payable and accrued liabilities                                          1,693,000                  2,703,000
       Other liabilities                                                                   343,000                    501,000
                                                                                      ------------               ------------

                         Total Liabilities                                              69,629,000                 73,592,000

Commitments and contingencies (Note 5 to financial statements)

Common Shares of Beneficial Interest:  50,000,000 shares authorized; 22,553,000
     shares outstanding at June 30, 2000 and December 31, 1999                          47,405,000                 47,405,000
Accumulated deficit                                                                    (46,568,000)               (46,858,000)
                                                                                      ------------               ------------

                         Total shareholders' equity                                        837,000                    547,000
                                                                                      ------------               ------------

                         Total liabilities and shareholders' equity                   $ 70,466,000               $ 74,139,000
                                                                                      ============               ============


                 See accompanying notes to financial statements

                        THE PEREGRINE REAL ESTATE TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                        2000              1999                  2000                 1999
                                                    ------------      ------------          ------------         ------------
REVENUES:
       Hotel property                                $ 5,117,000       $ 4,278,000           $ 9,402,000          $ 7,221,000
       Commercial property                             1,810,000         2,095,000             3,813,000            4,274,000
       Interest                                           34,000            23,000                55,000               38,000
       Other                                             152,000             8,000               194,000               13,000
                                                    ------------      ------------          ------------         ------------

                                                       7,113,000         6,404,000            13,464,000           11,546,000
                                                    ------------      ------------          ------------         ------------

EXPENSES:
       Hotel property operating expenses               3,672,000         2,912,000             7,109,000            5,870,000
       Commercial property operating expenses            527,000           628,000             1,080,000            1,328,000
       Commercial property management fees                    --             4,000                    --                7,000
       Depreciation and amortization                   1,377,000         1,302,000             2,156,000            2,200,000
       Interest                                        1,714,000         1,361,000             3,408,000            3,069,000
       General and administrative                      1,079,000           823,000             1,940,000            1,714,000
                                                    ------------      ------------          ------------         ------------

                                                       8,369,000         7,030,000            15,693,000           14,188,000
                                                    ------------      ------------          ------------         ------------


            Loss before gain on sale of
            investments                               (1,256,000)         (626,000)           (2,229,000)          (2,642,000)

GAIN ON SALE OF INVESTMENTS                            1,323,000           842,000             2,519,000            4,821,000
                                                    ------------      ------------          ------------         ------------

       Net income  before extraordinary item              67,000           216,000               290,000            2,179,000

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                      --            55,000                    --               55,000
                                                    ------------      ------------          ------------         ------------

       Net income                                    $    67,000       $   271,000           $   290,000          $ 2,234,000
                                                    ============      ============          ============         ============


Income per Common Share of Beneficial Interest:

       Net income attributable to Common Shares
       of Beneficial Interest                        $    67,000       $   271,000           $   290,000          $ 2,234,000
                                                    ============      ============          ============         ============

       Net income per share attributable to
       Common Share of Beneficial Interest,
       basic and diluted                             $       .01       $       .01           $       .01          $       .10
                                                    ============      ============          ============         ============

       Weighted average number of Common Shares
       of Beneficial Interest outstanding             22,553,000        22,553,000            22,553,000           22,553,000





                 See accompanying notes to financial statements

                                     THE PEREGRINE REAL ESTATE TRUST
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                         2000                    1999
                                                                                     ------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                    $    290,000            $   2,234,000
                                                                                     ------------            -------------
       Adjustments to reconcile net income  to net cash (used in) provided by operating activities:
           Interest, fees and reimbursable expenses added to principal
              balance of debt                                                                  --                  552,000
           Depreciation and amortization                                                2,156,000                2,200,000
           Gain on sale of investments                                                 (2,519,000)              (4,821,000)
       Changes in other assets and liabilities:
           (Increase) decrease in rents, accrued interest, and other
              receivables                                                                  75,000                 (112,000)
           (Increase) decrease in other assets                                           (142,000)                 173,000
           Decrease in accounts payable and accrued liabilities                        (1,010,000)                (189,000)
           (Decrease) increase in other liabilities                                      (158,000)                  31,000
                                                                                     ------------            -------------

                     Total adjustments                                                 (1,598,000)              (2,166,000)
                                                                                     ------------            -------------

                     Net cash (used in) provided by operating activities               (1,308,000)                  68,000
                                                                                     ------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from the sales of investments                                       8,255,000                9,534,000
           Improvements to commercial and hotel properties                             (3,220,000)              (5,515,000)
           Purchase of office equipment                                                   (55,000)                 (18,000)
           Principal collections on notes receivable                                        3,000                    3,000
                                                                                     ------------            -------------

                     Net cash provided by investing activities                          4,983,000                4,004,000
                                                                                     ------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal payments on long-term notes payable                                 (170,000)                (168,000)
           Principal payments on Senior Notes                                                  --              (10,000,000)
           Borrowings (repayments) on Line of Credit, net                              (2,625,000)               6,577,000
           Increase in restricted cash                                                     (6,000)                  (4,000)
                                                                                     ------------            -------------

                     Net cash used in financing activities                             (2,801,000)              (3,595,000)
                                                                                     ------------            -------------

Net increase in cash                                                                      874,000                  477,000
Cash, beginning of period                                                               1,286,000                  165,000
                                                                                     ------------            -------------

Cash, end of period                                                                  $  2,160,000            $     642,000
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

         At June 30, 2000, Peregrine owned eight commercial properties located primarily in the Sacramento area, four hotel properties located in northern California, two partnership interests, and one mortgage note secured by real property.

                          INTERIM FINANCIAL REPORTING

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article of Regulation S-X. Accordingly, they do not included all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

                           PRINCIPLES OF CONSOLIDATION

         For the period ended June 30, 2000, the financial statements include the accounts of Peregrine and its subsidiary on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                  REVENUE RECOGNITION

         The Trust recognizes rental revenues over the life of the lease. The Trust recognizes interest income on notes receivable when it is estimated that the fair value of the collateral related to the note is adequate.

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

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONCLUDED

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

                              NET LOSS PER SHARE

         The weighted-average number of Common Shares of Beneficial Interest outstanding during the six months ended June 30, 2000, and 1999, was 22,553,000. Common Shares of Beneficial Interest equivalents are anti-dilutive for the six months ended June 30, 2000, and 1999, and are not considered in calculating net loss per Common Share of Beneficial Interest.

2.       INVESTMENT IN REAL ESTATE JOINT VENTURES

         In April 2000, Peregrine and Oaktree Capital Management ("Oaktree"), which owns 27.5 percent of the Trust's outstanding stock, formed Sacramento Renaissance Holdings, L.L.C., ("SRH") a Delaware limited liability company.

         In April 2000, SRH purchased a 28-story office building in Sacramento, California. Pursuant to the agreement, Oaktree contributed 100% of the acquisition price. Peregrine did not make any capital contribution to SRH. Peregrine is responsible for the management of the building. As part of the agreement Peregrine will receive an asset management fee of 2.0% of gross cash receipts for the office building.

         On December 6, 1999, Peregrine and Oaktree formed Airport Boulevard Holdings, L.L.C., ("ABH") a Delaware limited liability company. Pursuant to the agreement, Oaktree contributed 100% of the acquisition price.

         In December 1999, ABH purchased a 301-room hotel in Burlingame, California. Pursuant to the agreement, Oaktree contributed 100% of the acquisition price. Peregrine did not make any capital contribution to ABH. Peregrine is responsible for the management of the hotel. As part of the agreement Peregrine will receive an asset management fee of 1.5 % to 3% of gross operating revenues of the hotel. Pursuant to the agreement all income and losses are allocated to Oaktree Capital Management.

                        THE PEREGRINE REAL ESTATE TRUST
                         NOTES TO FINANCIAL STATEMENTS

                                   ----------

3.       RESTRICTED CASH

         At June 30, 2000 and December 31, 1999 cash of $230,000 and $224,000, respectively, was restricted. The funds represent a portion of an Indemnity Trust Fund that was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, was restricted as to use for a period of three years ending May 29, 2000, as defined in the Indemnity Trust Agreement. As of June 30, 2000 the funds are managed by a independent third-party trustee; however, Peregrine anticipates that the trustee will be transferring the funds to Peregrine during the 3rd quarter of 2000 pursuant to the terms of the indemnity trust agreement.

4.       COMMITMENTS AND CONTINGENCIES

                            CAPITAL EXPENDITURES

         At June 30, 2000, Peregrine expects that the expenditures necessary to complete refurbishments for the Concord hotel will total approximately $1,650,000. Such refurbishments are required by Holiday Inn for a franchise license to be granted for the hotel.

                        FINANCIAL STATUS OF PEREGRINE

         At June 30, 2000, Peregrine anticipates that it will be able to fund its day-to-day business operations and meet its debt service obligations on its first mortgage notes. Peregrine is exploring various debt and equity financing alternatives to repay the balance on the Senior Notes, which mature on October 1, 2000. Also, borrowings under the Line of Credit are available to fund capital improvements to certain properties and improvements securing the Line of Credit and meet costs incurred in the ordinary course of business in connection with Peregrine's acquisition of income-producing commercial properties for its own account.

5.       GAIN (LOSS) ON SALE OF INVESTMENTS

         On June 30, 2000, Peregrine sold a restaurant building located at 6245 Sunrise Boulevard, Sacramento, California, to the Patterson Family Trust for a gross sales price of $1,350,000, resulting in a loss of $112,000.

         On June 2, 2000, Peregrine sold an office building located at 2816 16th Street, Sacramento, California, to Meyer Hotels L.L.C. for gross sales price of $4,500,000 resulting in a gain of $1,435,000.

                            THE PEREGRINE REAL ESTATE TRUST
                             NOTES TO FINANCIAL STATEMENTS

                                     ----------

5.       GAIN (LOSS) ON SALE OF INVESTMENTS CONCLUDED

         On February 23, 2000, Peregrine sold an office building located at 2893 Sunrise Boulevard, California, to the Blumefeld Properties, L.L.C. a for gross sales price of $2,850,000, resulting in a gain of $1,196,000.

         On June 17, 1999, Peregrine sold a light industrial building located at 11167 Trade Center, Sacramento, California, to Sam's Airpack Plus, Inc. for a gross sales price of 1,902,000 resulting in a gain of $842,000.

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

6.       RELATED PARTY TRANSACTIONS

         For the six months ended June 30, 1999, Peregrine utilized the services of one of its trustees, Michael Joseph (E.S. Merriman) to assist in negotiating the terms of Peregrine's Line of Credit, and paid $275,000 for such services.

7.       STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

         Cash paid for interest during the six-month periods ended June 30, 2000 and 1999, was $3,576,000 and $2,762,000, respectively.

8.       LINES OF CREDIT

         On March 10, 1999, Peregrine entered into a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash if the Trust does not achieve positive net cash flow in three consecutive months.

                       THE PEREGRINE REAL ESTATE TRUST
                        NOTES TO FINANCIAL STATEMENTS

                                  ----------

8.       LINES OF CREDIT (CONCLUDED)


         Under the terms of the Fifth Amendment and the Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest at 8.6% for the first six months, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points. The average interest rate charged during the six months ended June 30, 2000 was 9.9%.

The Trust applied approximately $27,500,000 of borrowings incurred under the Line of Credit to repay all amounts outstanding under its old line of credit. An additional $10,000,000 of borrowings incurred under the Line of Credit was used to repay a portion of the amounts outstanding on the Senior Notes to the Senior Lender Group, which are held by entities that are also significant shareholders of the Trust. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course of business in connection with the Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes. The Line of Credit prohibits the Trust from incurring debt other than specified mortgage indebtedness and permitted refinancing indebtedness and restricts the ability of the Trust to incur liens, distribute assets, and make payments on Senior debt, and contains certain requirements as to compliance with laws by the Trust, inspection of properties by the lender, leasing of space, environmental matters, insurance, notices and information required to be given to Fremont under the Line of Credit, such as information related to asbestos operations maintenance, lead-based paint and hotel renovations.

9.       SENIOR NOTES PAYABLE

         In accordance with the Plan of Reorganization, restructured notes payable in the face amount of $40,000,000, which bear interest at 8.5% per annum and are due on October 1, 2000, were issued to the Senior Lender Group in partial satisfaction of the $80,000,000 obligation owed to them. Interest was payable in-kind through September 30, 1996, by means of interest deferral notes issued quarterly. Since September 30, 1996, interest has been payable monthly in cash (8.5%), with the first payment commencing November 1, 1996. However, Peregrine has not made any interest payments on the Senior Notes since June 1, 2000, and unpaid interest is included in accrued liabilities. Peregrine is exploring various debt and equity financing alternatives to repay the balance on the Senior Notes.

         The Senior Notes are unsecured and are subordinate to the Line of Credit.

                         THE PEREGRINE REAL ESTATE TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

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

                REVENUES
               (EXCLUDING                                    AMORTIZATION                              NET
                INTEREST    INTEREST  OPERATING  INTEREST         &          GAIN    EXTRAORDINARY   INCOME/    TOTAL
   SEGMENT       INCOME)     INCOME   EXPENSES    EXPENSE    DEPRECIATION  ON SALES      ITEM         (LOSS)    ASSETS
   =======     ==========   ========  =========  ========    ============  ========  =============   =======    ======
                                              (Numbers shown in thousands)
FOR SIX MONTHS ENDED JUNE 30, 2000
   Hotels          $ 9,402     $  --    $ 7,109     $ 1,578     $  1,235     $   --         $  --     $ (520)   $ 36,629
 Commercial          3,813        --      1,080       1,830          755      2,519            --      2,667      29,795
  Corporate            194        55      1,940          --          166         --            --     (1,857)      4,042
               ============ ========= ========== =========== ============ ========== ============= ========== ===========
    Total          $13,409      $ 55   $ 10,129     $ 3,408      $ 2,156    $ 2,519          $ --      $ 290    $ 70,466
               ============ ========= ========== =========== ============ ========== ============= ========== ===========

FOR SIX MONTHS ENDED JUNE 30, 1999

   Hotels          $ 7,221     $  --    $ 5,870     $ 1,148       $  947     $   --         $  --     $ (745)   $ 44,223
 Commercial          4,274        --      1,335       1,921        1,040      4,821            --      4,799      34,431
  Corporate             13        38      1,714          --          213         --            55     (1,820)      2,413
               ============ ========= ========== =========== ============ ========== ============= ========== ===========
    Total          $11,508      $ 38    $ 8,919     $ 3,069      $ 2,200    $ 4,821          $ 55    $ 2,234    $ 81,067
               ============ ========= ========== =========== ============ ========== ============= ========== ===========

12.      SUBSEQUENT EVENT

         Peregrine has a non-recourse long-term mortgage note, which is secured by a retail shopping center located at 7143 Greenback Lane in Sacramento, California, which continued to be vacant during the first two quarters of 2000, despite efforts to lease the property. The note requires a monthly debt service payment (including tax impounds) of approximately $85,000. Due to negative cash flow resulting from the required debt service payments, Peregrine ceased making payments on the mortgage note as of August 2000. In August 2000, Peregrine was notified that the lender had initiated judicial foreclosure proceedings on the property securing the note.

-------------------------------------------------------------------------------
Item 2:  Management Discussion and Analysis of Financial Condition and
         Results of Operations
-------------------------------------------------------------------------------

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

OVERVIEW

         During the second quarter of 2000, Peregrine owned and operated a portfolio of investments that included real property and two partnership interests. In the first six months of 2000, the Trust's management continued its efforts to improve property operations while simultaneously exploring alternative operating strategies for the future designed to maximize shareholder value and exploring alternatives to restructure its obligations with respect to its debt obligations. The immediate priority continued to be to meet Peregrine's debt obligations. To achieve this objective, emphasis remained on maximizing the income stream from the commercial and hotel properties, reducing operating expenses, and the select disposition of real estate assets with negative cash flow and/or which require significant capital expenditures beyond the resources available to Peregrine.

-------------------------------------------------------------------------------
Item 2:  Management Discussion and Analysis of Financial Condition and
         Results of Operations concluded.
-------------------------------------------------------------------------------

         Management continued to explore long term strategies to maximize the value of its assets, including analysis of current and expected property valuations, regional and industry market trends and potential long-term growth opportunities in single and multi-tenant buildings, retail centers and hotel properties. The assessment of long-term strategies includes consideration of financing or restructuring alternatives relating to Peregrine's first mortgage debt and its secured debt to the Senior Lender Group. Under the terms of the Trust's Line of Credit and Senior Notes, proceeds equal he collateral value from certain sales of property must be paid to the Line of Credit. Further, 80% of the remaining for these sales of properties, certain grants of options to purchase property, certain refinancing indebtedness, certain new financing or refinancing secured by a lien on the property must be paid to the Senior Lender Group, thus restricting Peregrine from reinvesting in higher yielding investments or making capital improvements to existing assets.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

REVENUES

         Total revenues were $13,464,000 during the six months ended June 30, 2000, an increase of $1,918,000, or 17%, from total revenues of $11,546,000 for the six months ended June 30, 1999. Total revenues were $7,113,000 during the three months ended June 30, 2000, compared to $6,404,000 for the three months ended June 30, 1999, an increase of $709,000 or 11%.

         HOTEL PROPERTY REVENUES. Hotel revenues were $9,402,000 during the six months ended June 30, 2000, an increase of $2,181,000, or 30%, from revenues of $7,221,000 for the six months ended June 30, 1999. Hotel revenues were $5,117,000 during the three months ended June 30, 2000, compared to $4,278,000 for the three months ended June 30, 1999, an increase of $839,000 or 20%. The increases are primarily attributable to improved occupancy and average daily rates at the hotels.

         COMMERCIAL PROPERTY REVENUES. Commercial property revenues were $3,813,000 during the six months ended June 30, 2000, a decrease of $461,000, or 11%, from revenues of $4,274,000 for the six months ended June 30, 1999. Commercial property revenues were $1,810,000 during the three months ended June 30, 2000, compared to $2,095,000 for the three months ended June 30, 1999, a decrease of $285,000 or 14%. The decrease is primarily attributable to revenue lost as a result of the sales of the One Sunrise and the 16th & K office buildings in March 2000 and June 2000 respectively, and a restaurant building in June 2000.

         INTEREST REVENUE. Interest revenues were $55,000 during the six months ended June 30, 2000, an increase of $17,000, or 45%, from revenues of $38,000 for the six months ended June 30, 1999. Interest revenues were $34,000 during the three months ended June 30, 2000, compared to $23,000 for the three months ended June 30, 1999, an increase of $11,000 or 48%. The increases are primarily due to higher average cash balances held during the three and six months ended June 30, 2000.

TOTAL EXPENSES

         Total expenses were $15,693,000 during the six months ended June 30, 2000, an increase of $1,505,000, or 11%, from total expenses of $14,188,000 for the six months ended June 30, 1999. Total expenses were $8,369,000 during the three months ended June 30, 2000, compared to $7,030,000 for the three months ended June 30, 1999, an increase of $1,339,000 or 19%.

         HOTEL PROPERTY OPERATING EXPENSES. Hotel operating expenses were $7,109,000 during the six months ended June 30, 2000, an increase of $1,239,000, or 21%, from expenses of $5,870,000 for the six months ended June 30, 1999. Hotel expenses were $3,672,000 during the three months ended June 30, 2000, compared to $2,912,000 for the three months ended June 30, 1999, an increase of $760,000 or 26%. The increases are attributable to the increased hotel personnel and other core expenses related to the increased revenues of the hotels.

         COMMERCIAL PROPERTY OPERATING EXPENSES. Commercial operating expenses were $1,080,000 during the six months ended June 30, 2000, a decrease of $248,000, or 19%, from expenses of $1,328,000 for the six months ended June 30, 1999. Commercial property operating expenses were $527,000 during the three months ended June 30, 2000, compared to $628,000 for the three months ended June 30, 1999, a decrease of $101,000 or 16%. The decrease is primarily attributable to the absence of expenses for the One Sunrise and the 16th & K office buildings, and a restaurant building, which were sold during the six months ended June 30, 2000.

         COMMERCIAL PROPERTY MANAGEMENT FEES. There were no commercial property management fees during the six months ended June 30, 2000, a decrease of $7,000, or 100%, from expenses of $7,000 for the six months ended June 30, 1999. There were no commercial property management fees for the three months ended June 30, 2000, compared to $4,000 for the three months ended June 30, 1999, a decrease of $4,000 or 100%. The decreases are attributable to the absence management fees for the Downtown Mini-Storage facility, which was sold in December 1999.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $2,156,000 during the six months ended June 30, 2000, a decrease of $44,000, or 2%, from expense of $2,200,000 for the six months ended June 30, 1999. Depreciation and amortization expense was $1,377,000 during the three months ended June 30, 2000, compared to $1,361,000 for the three months ended June 30, 1999, an increase of $75,000 or 6%. The decrease is primarily attributable to the absence of expenses for the One Sunrise and the 16th & K office buildings, and a restaurant building, which were sold during the six months ended June 30, 2000.

         INTEREST EXPENSE. Interest expense was $3,408,000 during the six months ended June 30, 2000, an increase of $339,000, or 11%, from expense of $3,069,000 for the six months ended June 30, 1999. Interest expense was $1,714,000 during the three months ended June 30, 2000, compared to $1,361,000 for the three months ended June 30, 1999, an increase of $353,000 or 26%. The increases are primarily attributable to higher average balances outstanding under the Line of Credit.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,940,000 during the six months ended June 30, 2000, an increase of $226,000, or 13%, from expenses of $1,714,000 for the six months ended June 30, 1999. General and administrative expenses were $1,079,000 during the three months ended June 30, 2000, compared to $823,000 for the three months ended June 30, 1999, an increase of $256,000 or 31%. The increases are primarily attributable to an increase in wages and benefits resulting from increased staff and the costs related to purchase and installation of computer software, partially offset by a decrease in consulting costs and legal fees.

GAIN ON SALE OF INVESTMENTS

         On June 30, 2000, Peregrine sold restaurant building located at 6245 Sunrise Boulevard, Sacramento, California, to the Patterson Family Trust for a gross sales price of $1,350,000, resulting in a loss of $112,000.

         On June 2, 2000, Peregrine sold an office building located at 2816 16th Street, Sacramento, California, to Meyer Hotels L.L.C for gross sales price of $4,500,000, resulting in a gain of $1,435,000.

         On February 23, 2000, Peregrine sold an office building located at 2893 Sunrise Boulevard, California, to the Blumefeld Properties, L.L.C. a for gross sales price of $2,850,000, resulting in a gain of $1,196,000.

         On June 17, 1999, Peregrine sold a light industrial building located at 11167 Trade Center, Sacramento, California, to Sam's Airpack Plus, Inc. for a gross sales price of 1,902,000 resulting in a gain of $842,000.

         On March 12, 1999, Peregrine sold an office building located at 3900 Lennane, Sacramento, California, to the Parsons Family Partnership for a gross sales price of $4,800,000 resulting in a gain of $1,999,000. In addition, on March 12, 1999, Peregrine sold a mini storage facility located at 1435 Sebastopol, Santa Rosa, California to James Ledwith, an individual, for a gross sales price of $3,625,000 resulting in a gain of $1,980,000.


DIVIDENDS

         Peregrine made no cash distributions during the three or six months ended June 30, 2000 and 1999. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

OCCUPANCY

         HOTEL AND COMMERCIAL PROPERTY OCCUPANCY. At June 30, 2000 and June 30, 1999, overall weighted average occupancy levels for the Trust's properties were as follows:

                                                          Overall Weighted Average Occupancy
                 PROPERTY TYPE                          JUNE 30, 2000                JUNE 30, 1999
                 -------------                          -------------                -------------
Retail Shopping Centers                                      67%                          76%
Office Buildings                                             91%                          86%
Industrial Buildings                                         90%                          89%
Mini-Storage Facilities                                       --                          95%
Hotels                                                       69%                          55%


         The overall weighted average occupancy level is calculated by multiplying the occupancy by square footage (or rooms available) and dividing the total by the total square footage (or rooms available) in the portfolio.

LIQUIDITY AND CAPITAL RESOURCES

         The Trust's unrestricted cash totaled $2,160,000 on June 30, 2000 an increase from $1,286,000 at December 31, 1999. During the six months ended June 30, 2000, Peregrine's principal source of funds was from proceeds related to the sales of investments. At June 30, 2000, $3,936,000 remained available through the Line of Credit; however, pursuant to the Line of Credit Agreement, Peregrine is subject to certain restrictions and limitations on borrowing. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for
i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course of business in connection with Peregrine's acquisition of income-producing commercial properties for its own account, or iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes.

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

         Debt service paid on Peregrine's first mortgage notes totaled $1,207,000 during the six months ended June 30, 2000. Total debt service requirements on first mortgage notes in 2000 are approximately $2,646,000. Interest paid on the Senior Lender Group Notes during the six months ended June 30, 2000 totaled $573,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 2000 currently estimated at $1,366,000, based on $16,074,000 principal outstanding. However, Peregrine has not made cash payments for interest on the Senior Notes since June 1, 2000.

         At June 30, 2000, Peregrine's short and long-term cash commitments include approximately $1,200,000, to complete the refurbishment at the Concord hotel, which is required by Holiday Inn for the franchise license to be granted to the hotel. The Senior Notes mature in October 2000, and at such time Peregrine will be obligated to repay all outstanding principal thereunder, currently estimated at $16,074,000. In addition, the Line of Credit matures in April 2001, unless the maturity of the Senior Notes is extended. Peregrine is exploring various debt and equity financing alternatives to repay the amounts outstanding under Senior Notes and the line of credit.

         Based upon proceeds from sales of real estate investments Peregrine anticipates that it will be able to fund its day-to-day business operations and meet its debt service obligations on its first mortgage notes. Peregrine is exploring various debt and equity financing alternatives to retire the balance on the Senior Notes, which mature on October 1, 2000 and various transactions designed to reduce the costs incurred with Peregrine large shareholder base. Also, borrowings under the Line of Credit are available to fund capital improvements to certain properties and improvements securing the Line of Credit and meet costs incurred in the ordinary course in connection with Peregrine's acquisition of income-producing commercial properties for its own account.

         Peregrine experienced a net increase in unrestricted cash of $874,000 for the six months ended June 30, 2000 as compared to a net increase in unrestricted cash of $477,000 for the six months ended June 30, 1999. For the six months ended June 30, 2000, net cash used in operating activities was $1,308,000, compared to $68,000 net cash provided by operating activites for the six months ended June 30, 1999. Net cash provided by investing activities during the six months ended June 30, 2000 was $4,983,000 compared to $4,004,000 for the six month period ended June 30,1999. The increase of $979,000 is primarily attributable to a decrease in improvements to commercial and hotel properties, offset by a decrease in the proceeds on the sale of investments in 2000 as to compared to 1999. Net cash used in financing activities for the six months ended June 30, 2000 was $2,801,000 compared to $3,595,000 for the six months ended June 30, 1999. The decrease in net cash used in of $794,000 was primarily due to a decrease in payments on the Senior Notes, offset by repayments on the Line of Credit.

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

------------------------------------------------------------------------------
Item 3.  Quantitative and Qualitative Disclosure about Market Risk
------------------------------------------------------------------------------

The Trust's exposure to market risk for changes in interest rates relate primarily to the Trust's current and future debt obligations. The Trust is vulnerable to significant fluctuations of interest rates on its floating rate debt, changes in the market value of fixed rate debt and future debt.

The following table presents information about the Trust's debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                    2000            2001           2002           2003           2004       THEREAFTER
                                    ----            ----           ----           ----           ----       ----------
Mortgage Notes                 $   178,000     $   382,000     $ 15,675,000     $ 159,000     $2,267,000     $ 575,000
  Average Interest Rate                9.5%            9.5%             8.2%          8.7%           8.1%          8.5%

Senior Notes                   $16,074,000           --             --             --                           --
  Average Interest Rate                8.5%

Revolving Line of Credit             --        $32,283,000          --             --             --            --
Average Interest Rate                                  9.9%


PART II.  OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K


(a)    Exhibits

     None


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

(13) Incorporated herein by reference to Peregrine's Report on Form 8-K filed March 22, 1999.

(14) Incorporated herein by reference to Peregrine's Report on Form 10-K for the year ended December 31, 1998.

(15) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended September 30, 1998.

(16) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended March 31, 1999.

(17) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended June 30,1999.

(18) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended September 30, 1999.

(19) Incorporated herein by reference to Peregrine's Report on Form 10-K for the period ended December 31, 1999.

(20) Incorporated herein by reference to Peregrine's Report on Form 10-Q for the period ended March 31, 2000.



(b)  Reports on Form 8-K

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE PEREGRINE REAL ESTATE TRUST




AUGUST 14, 2000                         /s/ LARRY KNORR
---------------                         ---------------
    Date                                Larry Knorr
                                        Vice President and
                                        Chief Accounting Officer