Form 10-Q
period 2000-09-30
PEREGRINE REAL ESTATE TRUST
filed 2000-11-14
CIK 314485

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________ to __________________

Commission file number 0-9097

                         THE PEREGRINE REAL ESTATE TRUST
             --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                        94-2255677
----------------------------------                     ---------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                      Identification No.)


1300 ETHAN WAY, SUITE 200, SACRAMENTO, CA                        95825
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

Yes  X     No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 2, 2000, there were 22,552,440 outstanding Common Shares of Beneficial Interest. As of November 2, 2000 there were 2,319,915 outstanding Common Shares of Beneficial Interest held by non-affiliates of the registrant.

------------------------------------------------------------------------------

                         THE PEREGRINE REAL ESTATE TRUST
------------------------------------------------------------------------------

INDEX                                                                   PAGE

PART I.   FINANCIAL INFORMATION

          Item 1:  Consolidated Financial Statements

                   Consolidated Balance Sheets -
                    September 30, 2000 and December 31, 1999                   1

                   Consolidated Statements of Operations -
                    For the Three Months and Nine Months Ended
                    September 30, 2000 and 1999                                2

                   Statements of Consolidated Cash Flows -
                    For the Nine Months Ended
                    September 30, 2000 and 1999                                3

                   Notes to Consolidated Financial Statements             4 - 11

          Item 2:  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        12 - 18

          Item 3:  Quantitative and Qualitative Disclosure about
                    Market Risk                                               19

PART II.  OTHER INFORMATION

          Item 6:  Exhibits and Reports on Form 8-K                           20

                          PART I: FINANCIAL INFORMATION

                         THE PEREGRINE REAL ESTATE TRUST
                           CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                    2000            1999
                                                                              --------------   --------------
                                                                                UNAUDITED
                      ASSETS

Investments:
   Commercial and hotel properties,
   net of accumulated depreciation of
   $11,914,000 and $10,230,000 at September 30, 2000
   and December 31, 1999, respectively                                        $ 65,607,000     $ 69,418,000

   Notes receivable, net of deferred gains of
   $76,000 at September 30, 2000 and December 31, 1999                             317,000          322,000
                                                                              ------------     ------------

                                                                                65,924,000       69,740,000

   Cash                                                                          2,099,000        1,286,000
   Restricted cash                                                                    --            224,000
   Rents, accrued interest, and other receivables                                  645,000          842,000
   Other assets                                                                  1,968,000        2,047,000
                                                                              ------------     ------------

             Total assets                                                     $ 70,636,000     $ 74,139,000
                                                                              ============     ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Line of Credit                                                             $ 32,283,000     $ 34,908,000
   Senior Notes Payable                                                         16,074,000       16,074,000
   Long-term notes payable, collateralized by
    deeds of trust on commercial properties                                     19,179,000       19,406,000
   Accounts payable and accrued liabilities                                      2,474,000        2,703,000
   Other liabilities                                                               402,000          501,000
                                                                              ------------     ------------

             Total Liabilities                                                  70,412,000       73,592,000

Commitments and contingencies
   (Note 4 to financial statements)

Common Shares of Beneficial Interest:
 50,000,000 shares authorized; 22,553,000
 shares outstanding at September 30, 2000
 and December 31, 1999                                                          47,405,000       47,405,000
Accumulated deficit                                                            (47,181,000)     (46,858,000)
                                                                              ------------     ------------

             Total shareholders' equity                                            224,000          547,000
                                                                              ------------     ------------

             Total liabilities and shareholders' equity                       $ 70,636,000     $ 74,139,000
                                                                              ============     ============



           See accompanying notes to consolidated financial statements

                         THE PEREGRINE REAL ESTATE TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                             2000              1999         2000            1999
REVENUES:
  Hotel property                                        $  5,133,000    $  4,297,000    $ 14,535,000    $ 11,518,000
  Commercial property                                      1,296,000       2,078,000       5,109,000       6,353,000
  Interest                                                    42,000          22,000          97,000          60,000
  Other                                                      177,000           5,000         371,000          17,000
                                                        ------------    ------------    ------------    ------------

                                                           6,648,000       6,402,000      20,112,000      17,948,000
                                                        ------------    ------------    ------------    ------------

EXPENSES:
  Hotel property operating expenses                        3,269,000       3,480,000      10,378,000       9,351,000
  Commercial property operating expenses                     502,000         704,000       1,582,000       2,032,000
  Commercial property management fees                           --            12,000            --            19,000
  Depreciation and amortization                            1,059,000       1,102,000       3,176,000       3,302,000
  Interest                                                 1,450,000       1,657,000       4,858,000       4,726,000
  General and administrative                               1,020,000         746,000       2,960,000       2,460,000
                                                        ------------    ------------    ------------    ------------

                                                           7,300,000       7,701,000      22,954,000      21,890,000
                                                        ------------    ------------    ------------    ------------

  Loss before gain on sale of investments                   (652,000)     (1,299,000)     (2,842,000)     (3,942,000)

GAIN ON SALE OF INVESTMENTS                                     --              --         2,519,000       4,821,000
                                                        ------------    ------------    ------------    ------------

  Net income (loss) before extraordinary item               (652,000)     (1,299,000)       (323,000)        879,000

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                        --             3,000            --            58,000
                                                        ------------    ------------    ------------    ------------

  Net (loss) income                                     $   (652,000)   $ (1,296,000)   $   (323,000)   $    937,000
                                                        ============    ============    ============    ============

(Loss)/ Income per Common Share of
Beneficial Interest:

  Net (loss) income attributable to Common
  Shares of Beneficial Interest                         $   (652,000)   $ (1,296,000)   $   (323,000)   $    937,000
  Net (loss) income per share attributable
  to Common Share of Beneficial Interest,
  basic and diluted                                     $       (.03)   $       (.06)   $       (.01)   $        .04
                                                        ============    ============    ============    ============

  Weighted average number of Common Shares
  of Beneficial Interest outstanding                      22,553,000      22,553,000      22,553,000      22,553,000



          See accompanying notes to consolidated financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         2000                    1999
                                                                                     -------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                                              $   (323,000)         $    937,000
                                                                                      ------------          ------------
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Interest, fees and reimbursable expenses added to principal
                 balance of debt                                                              --                 552,000
           Depreciation and amortization                                                 3,176,000             3,303,000
           Gain on sale of investments                                                  (2,519,000)           (4,821,000)
       Changes in other assets and liabilities:
           Decrease in rents, accrued interest, and other receivables                      197,000                32,000
           (Increase) decrease in other assets                                            (188,000)              347,000
           Decrease in accounts payable and accrued liabilities                           (229,000)             (223,000)
           (Decrease) increase in other liabilities                                        (99,000)               34,000
                                                                                      ------------          ------------

                     Total adjustments                                                     338,000              (776,000)
                                                                                      ------------          ------------

                     Net cash provided by operating activities                              15,000               161,000
                                                                                      ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from the sales of investments                                        8,255,000             9,534,000
           Improvements to commercial and hotel properties                              (4,796,000)           (6,880,000)
           Purchase of office equipment                                                    (38,000)              (41,000)
           Principal collections on notes receivable                                         5,000                 4,000
                                                                                      ------------          ------------

                     Net cash provided by investing activities                           3,426,000             2,617,000
                                                                                      ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal payments on long-term notes payable                                  (227,000)             (248,000)
           Principal payments on Senior Notes                                                 --             (10,000,000)
           (Repayments) borrowings on Line of Credit, net                               (2,625,000)            8,539,000
           Decrease (increase) in restricted cash                                          224,000                (6,000)
                                                                                      ------------          ------------

                     Net cash used in financing activities                              (2,628,000)           (1,715,000)
                                                                                      ------------          ------------

Net increase in cash                                                                       813,000             1,063,000
Cash, beginning of period                                                                1,286,000               165,000
                                                                                      ------------          ------------

Cash, end of period                                                                   $  2,099,000          $  1,228,000
                                                                                      ============          ============


          See accompanying notes to consolidated financial statements.

                         THE PEREGRINE REAL ESTATE TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                  ORGANIZATION

     The Peregrine Real Estate Trust (d.b.a. WinShip Properties), ("Peregrine" or the "Trust") was organized under the laws of the State of California pursuant to a Restated Declaration of Trust dated October 7, 1994 (the "Effective Date").

     At September 30, 2000, Peregrine owned eight commercial properties located primarily in the Sacramento area, four hotel properties located in northern California, two partnership interests, and one mortgage note secured by real property.

     On September 26, 2000 Peregrine entered into a merger agreement pursuant to which the Peregrine Real Estate Trust will merge with and into WinShip Properties, with WinShip Properties as the surviving trust. WinShip is an entity that will be owned following the merger by entities managed or controlled by Oaktree Capital Management, LLC, Trust Company of the West and Prudential Insurance Company of America, which entities are currently the majority owners of the Trust. Consummation of the merger is subject to receipt of all necessary third party consents and approvals, including, without limitations, ; approval of at least 75% of the common shares and all filings required pursuant to applicable state and federal securities laws. The holders of at least 75% of the common shares have previously agreed to vote to approve the merger. The merger will result in the acquisition of the approximate 10% of the outstanding common shares that are publicly held by minority shareholders. If the transaction is consummated, minority shareholders will receive $0.59 per share in cash for each common share. Pursuant to merger agreement the Senior Lender Group agreed to convert the Senior Notes into equity of WinShip Properties following the consummation of the merger. The merger will cause WinShip to be privately owned company. It is anticipated that the merger will be consummated during the fourth quarter of 2000 or the first quarter of 2001.

                           INTERIM FINANCIAL REPORTING

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (herein after referred to as generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Article of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

                         THE PEREGRINE REAL ESTATE TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

                           PRINCIPLES OF CONSOLIDATION

     For the period ended September 30, 2000, the financial statements include the accounts of Peregrine and its subsidiary on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation.

                         COMMERCIAL AND HOTEL PROPERTIES

     The Trust recognizes an impairment loss to reduce the carrying amount of long-lived assets to their estimated fair value whenever events or changes in circumstances indicate that such carrying amount may not be recoverable.

     The allowance for depreciation and amortization has been calculated under the straight-line method based upon the estimated useful lives of the properties, which range from 24 to 34 years. Expenditures for maintenance, repairs and betterments, which do not materially prolong the normal useful life of an asset, are charged to operations as incurred. Expenditures that prolong the useful life of an asset, are capitalized and depreciated.

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

                               REVENUE RECOGNITION

     The Trust recognizes rental revenues over the life of the lease. The Trust recognizes contingent rents upon receipt. The Trust recognizes interest income on notes receivable when it is estimated that the fair value of the collateral related to the note is adequate.

                         THE PEREGRINE REAL ESTATE TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONCLUDED


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

                            STOCK-BASED COMPENSATION

     Peregrine has elected to continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 and adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 ("SFAS 123"). Accordingly, the compensation costs of stock options are measured using the intrinsic value method, whereby the excess, if any, of the fair value of Peregrine's stock at the date of the grant over the amount an employee must pay to acquire the stock represents compensation cost.

                          NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Financial Accounting Standard Board issued SFAS No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS
138. This statement requires balance sheet recognition of derivatives as assets or liabilities measure at fair value. Accounting for gains and losses resulting from changes in the value of derivatives is dependent on the use of the derivatives and whether is qualifies for hedge account. The effective date of this statement was deferred until fiscal years beginning after June 15, 2000 with issuance of SFAS No. 137. The Trust is in the process of determining the impact of SFAS No. 133 on the Trust's financial position and results of operations.

                               NET LOSS PER SHARE

     The weighted-average number of Common Shares of Beneficial Interest outstanding during the nine months ended September 30, 2000, and 1999, was 22,553,000. Common Shares of Beneficial Interest equivalents are anti-dilutive for the nine months ended September 30, 2000, and 1999, and are not considered in calculating net loss per Common Share of Beneficial Interest.

                         THE PEREGRINE REAL ESTATE TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

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

3. RESTRICTED CASH

     No restricted cash was held at September 30, 2000. December 31, 1999 cash of $224,000, was restricted. The funds represent a portion of an Indemnity Trust Fund that was established to fund possible indemnification obligations with respect to Peregrine's former Trustees and officers. The Indemnity Trust Fund, which is managed by an independent third-party trustee, was restricted as to use for a period of three years ending May 29, 2000, as defined in the Indemnity Trust Agreement. As of September 30, 2000, the funds which were managed by an independent third-party trustee were transferred to the Trust pursuant to the terms of the indemnity trust agreement.

                         THE PEREGRINE REAL ESTATE TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

4. COMMITMENTS AND CONTINGENCIES

                              CAPITAL EXPENDITURES

     At September 30, 2000, Peregrine expects that the expenditures necessary to complete refurbishments for the Concord hotel will total approximately $1,584,000. Such refurbishments are required by Holiday Inn for a franchise license to be granted for the hotel.

                          FINANCIAL STATUS OF PEREGRINE

     At September 30, 2000, Peregrine anticipates that it will be able to fund its day-to-day business operations and meet its debt service obligations on its first mortgage note. Peregrine is exploring various debt and equity financing alternatives to repay the balance on the Senior Notes, which was due October 1, 2000. Also, borrowings under the Line of Credit are available to fund capital improvements to certain properties and improvements securing the Line of Credit and meet costs incurred in the ordinary course of business in connection with Peregrine's acquisition of income-producing commercial properties.

     Peregrine has a non-recourse long-term mortgage note, which is secured by a retail shopping center located at 7143 Greenback Lane in Sacramento, California, which continued to be vacant during the first two quarters of 2000, despite efforts to lease the property. The note requires a monthly debt service payment (including tax impounds) of approximately $85,000. Due to negative cash flow resulting from the required debt service payments, Peregrine ceased making payments on the mortgage note as of August 2000. In August 2000, Peregrine was notified that the lender had initiated judicial foreclosure proceedings on the property securing the note. The amount of the secured mortgage note is $8,477,000; estimated loss on foreclosure is $50,000.

5. GAIN (LOSS) ON SALE OF INVESTMENTS

     On June 30, 2000, Peregrine sold a restaurant building located at 6245 Sunrise Boulevard, Sacramento, California, to the Patterson Family Trust for a gross sales price of $1,350,000, resulting in a loss of $112,000.

                         THE PEREGRINE REAL ESTATE TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

6. RELATED PARTY TRANSACTIONS

     For the nine months ended September 30, 2000 the Trust has no related party transactions. For the nine months ended September 30, 1999, Peregrine utilized the services of one of its trustees, Michael Joseph (E.S. Merriman) to assist in negotiating the terms of Peregrine's Line of Credit, and paid $275,000 for such services.

7. STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

     Cash paid for interest during the nine-month periods ended September 30, 2000 and 1999, was $4,677,000 and $4,536,000, respectively.

8. LINES OF CREDIT

     On March 10, 1999, Peregrine entered into a loan and security agreement with Fremont Investment & Loan ("Fremont") to provide for up to $44,000,000 in borrowing capacity under a revolving line of credit (the "Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. The commitments made under the Line of Credit expire on April 1, 2001, but may be extended until April 2, 2003 with Fremont's consent. The Line of Credit is secured by a first lien on certain Peregrine properties. In connection with the execution of the Line of Credit, the Trust entered into a Fifth Amendment to Second Amended and Restated Note Agreement (the "Fifth Amendment") with the Senior Lender Group to permit the Trust to enter into the Line of Credit, to release collateral that had previously secured the Trust's obligations under the Trust's outstanding Senior Notes and to allow interest on the outstanding Senior Notes to be paid-in-kind rather than in cash, if the Trust does not achieve positive net cash flow in three consecutive months.

     Under the terms of the Fifth Amendment and the Line of Credit, the Senior Notes held by the Senior Lender Group are now unsecured. Principal amounts borrowed under the Line of Credit bear interest at 8.6% for the first six months, then at a range from the six-month LIBOR plus 350 basis points to LIBOR plus 400 basis points. The average interest rate that was charged during the nine months ended September 30, 2000 was 9.9% percent.

                         THE PEREGRINE REAL ESTATE TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

8. LINES OF CREDIT CONCLUDED

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

9. SENIOR NOTES PAYABLE

     In accordance with the Plan of Reorganization, restructured notes payable in the face amount of $40,000,000, with interest at 8.5% per annum, were issued to the Senior Lender Group in partial satisfaction of the $80,000,000 obligation owed to them.

     Interest was payable in-kind through September 30, 1996, by means of interest deferral notes issued quarterly. Since September 30, 1996, interest has been payable monthly in cash (8.5%), with the first payment commencing November 1, 1996. However, the terms of the Senior Notes were amended as of June 1, 2000, so Peregrine was not require to pay interest in cash. Peregrine has not made any interest payments on the Senior Notes since June 1, 2000, and unpaid interest is included in accrued liabilities.

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

     In addition, on June 1, 2000 the Trust entered into a Sixth Amendment to the Second Amended and Restated Note Agreement (the "Sixth Amendment') with the Senior Lender Group to allow interest on the outstanding Senior Notes to be paid-in-kind rather that in cash at any time at the option of the Trust.

                         THE PEREGRINE REAL ESTATE TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

9. SENIOR NOTES PAYABLE CONCLUDED

     The balance as of September 30, 2000 of $16,074,000 was due on October 1, 2000 to the Senior Lenders. Currently Peregrine is discussing with the Senior Lenders various debt and equity financing alternatives to repay the balance on the Senior Notes.

     On September 26, 2000 Peregrine entered into a merger agreement with WinShip Properties an entity owned by certain member of the Senior Lender Group. Pursuant to merger agreement the Senior Lender Group agreed to convert the Senior Notes into equity of WinShip Properties following the consummation of the merger.

10. OPERATING SEGMENTS

     Peregrine's reportable segments consist of strategic real estate groups that consist of different types of properties. The groups are managed separately because each group requires different management and marketing strategies.

                 REVENUES
               (EXCLUDING                                   AMORTIZATION                               NET
                 INTEREST  INTEREST  OPERATING  INTEREST        &             GAIN     EXTRAORDINARY   INCOME/    TOTAL
   SEGMENT       INCOME)    INCOME   EXPENSES    EXPENSE    DEPRECIATION     ON SALES       ITEM       (LOSS)    ASSETS
                                              (NUMBERS SHOWN IN THOUSANDS)

FOR NINE MONTHS ENDED SEPTEMBER 30, 2000

   Hotels       $ 14,535     $  --   $ 10,378    $2,579      $ 1,852         $   --        $  --     $  (274)     $36,934
 Commercial        5,109        --      1,582     2,279        1,070          2,519           --       2,697       29,607
  Corporate          371        97      2,960        --          254             --           --      (2,746)       4,096
               ----------    -----   --------    ------      -------         ------        -----     -------      -------
   Total        $ 20,015     $  97   $ 14,920    $4,858      $ 3,176         $2,519        $  --     $  (323)     $70,637
               ==========    =====   ========    ======      =======         ======        =====     =======      =======

FOR NINE MONTHS ENDED SEPTEMBER 30, 1999

   Hotels       $ 11,518     $  --   $  9,351     $1,796     $ 1,370         $   --        $ --      $  (999)     $34,722
 Commercial        6,353        --      2,051      2,930       1,577          4,821          --        4,616       44,086
  Corporate           17        60      2,460         --         355             --          58       (2,680)       2,813
               ----------    -----   --------    ------      -------         ------        -----     -------      -------
    Total       $ 17,888     $  60   $ 13,862     $4,726     $ 3,302         $4,821        $ 58      $   937      $81,621
               ==========    =====   ========    ======      =======         ======        =====     =======      =======

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

OVERVIEW

     During the third quarter of 2000, Peregrine owned and operated a portfolio of investments that included real property and two partnership interests. In the first nine months of 2000, the Trust's management continued its efforts to improve property operations while simultaneously exploring alternative operating strategies and exploring alternatives to restructure its debt obligation. The immediate priority continued to be to meet Peregrine's debt obligations. To achieve this objective, emphasis remained on maximizing the income stream from the commercial and hotel properties, reducing operating expenses, and the select disposition of select real estate assets with negative cash flow and/or which require significant capital expenditures beyond the resources available to Peregrine.

     Peregrine has approved a merger of the Peregrine Real Estate Trust with and into WinShip Properties, with WinShip Properties as the surviving trust. WinShip is an entity that will be owned following the merger by entities managed or controlled by Oaktree Capital Management, LLC, Trust Company of the West and Prudential Insurance Company of America, which entities are currently the majority owners of the Trust. Consummation of the merger is subject to third party consents; approval of at least 75% of the common shares and completion of the appropriate filings with the Securities and Exchange Commission. The holders of at least 75% of the common shares have previously agreed to vote to approve the merger. The merger will result in the acquisition of the approximate 10% of the outstanding common shares that are publicly held by minority shareholders. If the transaction is consummated, minority shareholders will receive $0.59 per share in cash for each common share. The merger will cause WinShip to be privately owned company. It is anticipated that the merger will be consummated during the fourth quarter of 2000.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

     Total revenues were $20,112,000 during the nine months ended September 30, 2000, an increase of $2,164,000, or 12%, from revenues of $17,948,000 for the nine months ended September 30, 1999. Total revenues were $6,648,000 during the three months ended September 30, 2000, compared to $6,402,000 for the three months ended September 30, 1999, an increase of $246,000 or 4%.

     HOTEL PROPERTY REVENUES. Hotel revenues were $14,535,000 during the nine months ended September 30, 2000, an increase of $3,017,000, or 26%, from revenues of $11,518,000 for the nine months ended September 30, 1999. Hotel revenues were $5,133,000 during the three months ended September 30, 2000, compared to $4,297,000 for the three months ended September 30, 1999, an increase of $836,000 or 19%. The increases are primarily attributable to improved occupancy and average daily rates at the hotels.

     COMMERCIAL PROPERTY REVENUES. Commercial property revenues were $5,109,000 during the nine months ended September 30, 2000, a decrease of $1,244,000, or 20%, from revenues of $6,353,000 for the nine months ended September 30, 1999. Commercial property revenues were $1,296,000 during the three months ended September 30, 2000, compared to $2,078,000 for the three months ended September 30, 1999, a decrease of $782,000 or 38%. The decrease is primarily attributable to revenue lost as a result of the sales of the One Sunrise and the 16th & K office buildings in March 2000 and June 2000 respectively, and a restaurant building in June 2000.

     INTEREST REVENUE. Interest revenue was $97,000 during the nine months ended September 30, 2000, an increase of $37,000, or 62%, from revenues of $60,000 for the nine months ended September 30, 1999. Interest revenue was $42,000 during the three months ended September 30, 2000, compared to $22,000 for the three months ended September 30, 1999, an increase of $20,000 or 91%. The increase for the nine and three months ended September 30, 2000 is primarily due to an increase of certain cash balances.

TOTAL EXPENSES

     Total expenses were $22,954,000 during the nine months ended September 30, 2000, an increase of $1,064,000, or 5%, from expenses of $21,890,000 for the nine months ended September 30, 1999. Total expenses were $7,300,000 during the three months ended September 30, 2000, compared to $7,701,000 for the three months ended September 30, 1999, a decrease of $401,000 or 5%.

     HOTEL PROPERTY OPERATING EXPENSES. Hotel property operating expenses were $10,378,000 during the nine months ended September 30, 2000; an increase of $1,027,000, or 11%, from expenses of $9,351,000 for the nine months ended September 30, 1999. Hotel property operating expenses were $3,269,000 during the three months ended September 30, 2000, compared to $3,480,000 for the three months ended September 30, 1999, a decrease of $211,000 or 6%. The increase for the nine months ending September 30, 2000 are attributable to the increased hotel personnel and other core expenses related to the increased revenues of the hotels. The decrease for the three months ended is attributable to lower costs for the food and beverage department at the Holiday Inn Chico, which was leased to a third party purveyor starting in third quarter of 2000.

     COMMERCIAL PROPERTY OPERATING EXPENSES. Commercial property operating expenses were $1,582,000 during the nine months ended September 30, 2000; a decrease of $450,000, or 22%, from expenses of $2,032,000 for the nine months ended September 30, 1999. Commercial property operating expenses were $502,000 during the three months ended September 30, 2000, compared to $704,000 for the three months ended September 30, 1999, a decrease of $202,000 or 29%. The decreases are primarily result of the sales of the One Sunrise and the 16th & K office buildings in March 2000 and June 2000 respectively, and a restaurant building in June 2000.

     COMMERCIAL PROPERTY MANAGEMENT FEES. Commercial property management fees were $0 during the nine months ended September 30, 2000; a decrease of $19,000, or 100%, from expenses of $19,000 for the nine months ended September 30, 1999. Commercial property operating management fees were $0 during the three months ended September 30, 2000, compared to $12,000 for the three months ended September 30, 1999, a decrease of $12,000 or 100%. The decreases are primarily result of the sale of the Downtown Mini-Storage facility in December 1999.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $3,176,000 during the nine months ended September 30, 2000; a decrease of $126,000, or 4%, from expenses of $3,302,000 for the nine months ended September 30, 1999. Depreciation and amortization expense were $1,059,000 during the three months ended September 30, 2000, compared to $1,102,000 for the three months ended September 30, 1999, a decrease of $43,000 or 4%. The increase is primarily attributable to the sales of commercial property, which was slightly offset by capital improvements for the hotels for three months ended September 30, 2000.

     INTEREST EXPENSE. Interest expense was $4,858,000 during the nine months ended September 30, 2000; an increase of $132,000, or 3%, from expenses of $4,726,000 for the nine months ended September 30, 1999. Interest expense was $1,450,000 during the three months ended September 30, 2000, compared to $1,657,000 for the three months ended September 30, 1999, a decrease of $207,000 or 12%. The increase for the nine months is primarily attributable to higher average balances outstanding under the Line of Credit.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2,960,000 during the nine months ended September 30, 2000; an increase of $500,000, or 20%, from expenses of $2,460,000 for the nine months ended September 30, 1999. General and administrative expenses were $1,020,000 during the three months ended September 30, 2000, compared to $746,000 for the three months ended September 30, 1999, an increase of $274,000 or 37%. The increases are primarily attributable to an increase in wages and benefits resulting from increased staff and the costs related to the purchase and installation of computer software, partially offset by a decrease in consulting costs and legal fees.

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

     On February 23, 2000, Peregrine sold an office building located at 2893 Sunrise Boulevard, California, to the Blumefeld Properties, L.L.C. for a gross sales price of $2,850,000, resulting in a gain of $1,196,000.

DIVIDENDS

     Peregrine made no cash distributions during the three or nine months ended September 30, 2000 and September 30, 1999. In addition, Peregrine is substantially restricted from and does not anticipate making any cash distributions to shareholders in the foreseeable future.

OCCUPANCY

     HOTEL AND COMMERCIAL PROPERTY OCCUPANCY. At September 30, 2000 and September 30, 1999, overall weighted average occupancy levels for the Trust's properties were as follows:

                                     OVERALL WEIGHTED AVERAGE OCCUPANCY
       PROPERTY TYPE             SEPTEMBER 30, 2000          SEPTEMBER 30, 1999
       -------------             ------------------          ------------------
Retail Shopping Centers                66%                          70%
Office Buildings                       81%                          90%
Industrial Buildings                   90%                          90%
Mini-Storage Facilities                 --                          95%
Hotels                                 64%                          59%

     The overall weighted average occupancy level is calculated by multiplying the occupancy by square footage (or rooms available) and dividing the total by the total square footage (or rooms available) in the portfolio. The hotel rooms available do not reflect rooms which were temporarily not available due to the remodeling of the Sacramento and Concord hotel properties.


LIQUIDITY AND CAPITAL RESOURCES

     The Trust's unrestricted cash totaled $2,099,000 on September 30, 2000, an increase of $813,000, from $1,286,000 on at December 31, 1999. During the nine months ended September 30, 2000, Peregrine's principal source of funds was from proceeds related to the sales of investments. On September 30, 2000, $3,936,000 remained available through the Line of Credit; however, pursuant to the Line of Credit Agreement, Peregrine is subject to certain restrictions and limitations on borrowing. The remaining borrowing capacity under the Line of Credit is available to Peregrine only for i) capital improvements to certain properties and improvements securing the Line of Credit, ii) costs incurred in the ordinary course of business in connection with Peregrine's acquisition of income-producing commercial properties, or iii) certain payments to Peregrine's public common shareholders. Borrowings under the Line of Credit may not be applied for general corporate or working capital purposes.

     At March 10, 1999, Peregrine terminated its line of Credit with Fleet Capital Line of Credit ("Old Line of Credit") with a new line of credit pursuant to a loan and security agreement with Fremont Investment & Loan ("Fremont") provide up to $44,000,000, in borrowing capacity under a revolving line of credit ("New Line of Credit"). The maximum amount that may be borrowed under the Line of Credit is based upon the appraised value of certain parcels of real estate owned by Peregrine. As of September 30, 2000, the current borrowing capacity for the Line of Credit is $36,219,000. The maximum borrowing on the Line of Credit has been reduced due to the sale of certain collateralized properties.

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

     The Line of Credit prohibits the Trust from incurring debt other than specified mortgage s and permitted refinancing, indebtedness and restricts the ability of the Trust to incur liens, distribute assets, and make payments on Senior debt. The Line of Credit also contains certain requirements as to the compliance with laws by the Trust, inspection of properties by Fremont, leasing of space, environmental matters, insurance, notices and information required to be given to Fremont under the Line of Credit, asbestos operations and maintenance, lead-based paint and hotel renovations.

     Debt service paid on Peregrine's first mortgage notes totaled $1,810,000 during the nine months ended September 30, 2000. Total debt service requirements on first mortgage notes in 2000 are approximately $2,646,000. Interest paid on the Senior Lender Group Notes during the nine months ended September 30, 2000 totaled $573,000. Interest on the Senior Lender Group Notes is required to be paid in cash on a monthly basis, with aggregate interest payable during 2000 currently estimated at $1,366,000, based on $16,074,000 principal outstanding. However, Peregrine has not made cash payments for interest on the Senior Notes since June 1, 2000.

     At September 30, 2000, Peregrine's short and long-term cash commitments include approximately $1,584,000, to complete the refurbishment at the Concord hotel, which is required by Holiday Inn for the franchise license to be granted to the hotel. The Senior Notes were due October 1, 2000. In addition, the Line of Credit matures in April 2001, unless the maturity of the Senior Notes is extended. On September 26, 2000 Peregrine entered into a merger agreement with WinShip Properties an entity owned by certain member of the Senior Lender Group. Pursuant to merger agreement the Senior Lender Group agreed to convert the Senior Notes into equity of WinShip Properties following the consummation of the merger.

     Based upon proceeds from sales of real estate investments Peregrine anticipates that it will be able to fund its day-to-day business operations and meet its debt service obligations on its first mortgage notes. Peregrine is exploring Peregrine's various transactions designed to reduce the costs incurred with Peregrine large shareholder base. Also, borrowings under the Line of Credit are available to fund capital improvements to certain properties and improvements securing the Line of Credit and meet costs incurred in the ordinary course of business in connection with Peregrine's acquisition of income-producing commercial properties.

     Peregrine experienced a net increase in unrestricted cash of $813,000 for the nine months ended September 30, 2000 as compared to a net increase in unrestricted cash of $1,062,000 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, net cash provided by operating activities was $15,000, compared to $160,000 in; the nine months ended September 30, 1999. Net cash provided by investing activities during the nine months ended September 30, 2000 was $3,426,000 compared to $2,617,000 for the nine month period ended September 30,1999. The increase of $809,000 is primarily attributable to a decrease in improvements to commercial and hotel properties, offset by a decrease in the proceeds on the sale of investments in 2000 as to compare to 1999. Net cash used in financing activities for the nine months ended September 30, 2000 was $2,628,000 compared to $1,715,000 for the nine months ended September 30, 1999. The decrease in net cash used in financing activities of $913,000 was primarily due to a decrease in payments on the Senior Notes, offset by repayments on the Line of Credit and a reduction of restricted cash.

SIGNIFICANT CHANGES IN THE ECONOMIC ENVIRONMENT

     Peregrine is exposed to market risk related to interest rate changes on its variable rate debt. During the first three quarters 2000, both rental rates and real estate values increased; therefore, the effect of inflation is not expected to have a significant effect on Peregrine's operations in 2000.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

                                    2000            2001            2002           2003          2004       THEREAFTER
                                    ----            ----            ----           ----          ----       ----------
Mortgage Notes                  $   123,000       $   382,000     $15,675,000    $159,000     $2,267,000     $575,000
  Average Interest Rate                 9.5%              9.5%            8.2%        8.7%           8.1%         8.5%

Senior Notes                    $16,074,000              --            --           --                           --
  Average Interest Rate                 8.5%

Revolving Line of Credit             --           $32,283,000         --             --            --            --
Average Interest Rate                                     9.9%

PART II.  OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K


(a)   Exhibits

      The following exhibits of the Trust are included herein:


         EXHIBIT NUMBER

10.1 Agreement and Plan of Merger dated September 26, 2000 by and among the Company, WinShip Properties, TCW Special Credit Fund IV, TCW Special Credits Plus Fund, TCW Special Credits Trust IV, TCW Special Credits Trust IVA, TCW Special Credits, as investment manager of the Weyerhaeuser Company Master Retirement Trust Separate Account, OCM Real Estate Opportunities Fund A, L.P., OMC Real Estate Opportunities Fund B, L.P. and Oaktree Capital Management, LLC as investment manager of Gryphon Domestic VII, LLC Separate Account.

10.2 Sixth Amendment to Second Amended and Restated Note Agreement and Consent dated June 1, 2000 by and among the Company, WinShip Properties, TCW Special Credit Fund IV, TCW Special Credits Plus Fund, TCW Special Credits Trust IV, TCW Special Credits Trust IVA, TCW Special Credits, as investment manager of the Weyerhaeuser Company Master Retirement Trust Separate Account, OCM Real Estate Opportunities Fund A, L.P., OMC Real Estate Opportunities Fund B, L.P. and Oaktree Capital Management, LLC as investment manager of Gryphon Domestic VII, LLC Separate Account.
27       Financial Data Schedule

(b)      Reports on Form 8-K

         The Trust filed a Form 8K on September 5, 2000

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE PEREGRINE REAL ESTATE TRUST




NOVEMBER 14, 2000                       /s/ LARRY KNORR
-----------------                       ----------------------------------
    Date                                Larry Knorr
                                        Vice President and
                                        Chief Accounting Officer